Form 10QSB
period 2004-12-31
DIGITAL ECOSYSTEMS CORP.
filed 2005-03-08
CIK 1298824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2004

☐  Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-51152

DIGITAL ECOSYSTEMS CORP.
(Name of small business issuer in its charter)

NEVADA	98-0431245
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

#1500, 701 West Georgia Street
Vancouver, British Columbia, Canada	V7Y 1C6
(Address of principal executive offices)	(Zip Code)

(604) 681-7039
Issuer's telephone number

Not Applicable
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes ☒    No  ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 16, 2005, the Registrant had 9,120,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

THIRD QUARTER FINANCIAL STATEMENTS

DECEMBER 31, 2004
(Unaudited)

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

BALANCE SHEETS

	DECEMBER 31	MARCH 31
	2004	2004
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$35,642	$21,983
Accounts receivable	-	1,134

	$35,642	$23,117

LIABILITIES

Current
Accounts payable and accrued liabilities	$17,490	$4,000
Due to related party	1,000	1,000
	18,490	5,000

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
100,000,000 common stock with a par value of $0.001
per share
100,000,000 preferred stock with a par value of $0.001
per share

Issued and outstanding
9,120,000 common shares at December 31, 2004 and
8,120,000 common shares at March 31, 2004	9,120	8,120

Additional paid-in capital	126,347	71,778

Deficit Accumulated During The Development Stage	(118,315)	(61,781)
	17,152	18,117

	$35,642	$23,117

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

					PERIOD FROM
					INCEPTION ON
					FEBRUARY 21
	THREE MONTHS ENDED		NINE MONTHS ENDED		2002 TO
	DECEMBER 31		DECEMBER 31		DECEMBER 31
	2004	2003	2004	2003	2004

Expenses
Consulting	$6,299	$2,700	$18,299	$27,100	$65,294
Office and miscellaneous	5,820	10	7,729	133	8,819
Professional fees	17,730	-	34,548	1,121	44,425
Rent	-	533	-	2,072	3,105
Telephone	112	170	256	302	718
Foreign exchange	(4,298)	(2,902)	(4,298)	(5,130)	(4,726)
Transfer agent	-	-	-	680	680

Net Loss For The Period	$(25,663)	$(511)	$(56,534)	$(26,278)	$(118,315)

Net Loss Per Share – Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number
Of Shares Outstanding	9,120,000	7,353,478	8,941,818	6,785,527

Comprehensive Loss
Net loss for the period	$(19,663)	$(511)	$(50,534)	$(26,278)

Total Comprehensive Loss	$(19,663)	$(511)	$(50,534)	$(26,278)

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

					PERIOD FROM
					INCEPTION ON
					FEBRUARY 21
	THREE MONTHS ENDED		NINE MONTHS ENDED		2002 TO
	DECEMBER 31		DECEMBER 31		DECEMBER 31
	2004	2003	2004	2003	2004

Cash Flows From Development
Activities
Net loss for the period	$(25,663)	$(511)	$(56,534)	$(26,278)	$(118,315)

Adjustment To Reconcile Net Loss To
Net Cash Used In Development
Activities
Decrease in accounts receivable	-	-	1,134	1,121	-
Increase in due to related party	-	-	-	-	1,000
Increase in accounts payable and
accrued liabilities	8,662	-	13,490	-	17,490
Non-cash services from officers and
directors	6,000	2,700	18,000	8,100	32,700
	(11,001)	2,189	(23,910)	(17,057)	(61,125)

Cash Flows From Financing Activity
Proceeds from issuance of common stock	-	8,400	37,569	17,400	96,767

Net Increase (Decrease) In Cash	(11,001)	10,589	13,659	343	35,642

Cash, Beginning Of Period	46,643	12,612	21,983	22,858	-

Cash, End Of Period	$35,642	$23,201	$35,642	$23,201	$35,642

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, FEBRUARY 21, 2002, TO DECEMBER 31, 2004
(Unaudited)

					DEFICIT
					ACCUMULATED
	NUMBER		ADDITIONAL	STOCK	DURING THE
	OF		PAID-IN	SUBSCRIPTIONS	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Common stock issued
for cash at $0.001 per
share	1,500,000	$1,500	$-	$-	$-	$1,500
Net loss	-	-	-	-	(1,770)	(1,770)

Balance, March 31, 2002	1,500,000	1,500	-	-	(1,770)	(270)

Common stock issued
for cash at $0.001 per
share	5,000,000	5,000	-	-	-	5,000
Cash received for stock
subscriptions	-	-	-	31,200	-	31,200
Non-cash services from
officers and directors	-	-	9,900	-	-	9,900
Net loss	-	-	-	-	(20,484)	(20,484)

Balance, March 31, 2003	6,500,000	6,500	9,900	31,200	(22,254)	25,346

Common stock issued
for cash for various
prices from $0.003 to
$0.004 per share	1,620,000	1,620	51,078	(31,200)	-	21,498
Non-cash services from
officers and directors	-	-	10,800	-	-	10,800
Net loss	-	-	-	-	(39,527)	(39,527)

Balance, March 31, 2004
(audited)	8,120,000	8,120	71,778	-	(61,781)	18,117

Common stock issued
for cash at $0.037569	1,000,000	1,000	36,569	-	-	37,569
Non-cash services from
officers and directors	-	-	18,000	-	-	18,000
Net loss	-	-	-	-	(56,534)	(56,534)

Balance, December 31,
2004 (unaudited)	9,120,000	$9,120	$126,347	$-	$(118,315)	$17,152

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004
(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

	a)	Organization

Digital Ecosystems Corp. (the “Company”), a development stage company, was incorporated in Nevada on February 21, 2002.

The Company is engaged in the business to provide both clean and pure bottled and bulk drinking water through various distribution methods, and to provide the various technologies that make water purification possible, available to the consumer.

	b)	Basis of Presentation

The unaudited financial statements as of December 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the March 31, 2004 audited financial statements and notes thereto.

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2004, the Company had $35,642 in cash, working capital of $17,152, and accumulated net losses of $118,315 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company does not have sufficient cash on hand to fund its proposed expenditures for the next twelve months and will require additional funding. These factors raise substantial doubts that the Company will be able to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish successful operations. The Company anticipates covering its costs by operating revenues and additional equity financing. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	a)	Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the balance sheet, and revenues and expenses for the reporting period. Actual results in future periods could be different from these estimates made.

	b)	Start Up and Development Costs

Since inception, certain expenditures have been incurred primarily for product development, business development, market development and financing purposes. While these expenditures are intended to benefit future periods, the Company follows the accounting policy of expensing, as incurred, those expenditures not identified with specific projects or financing activities.

	c)	Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities. The carrying value of these financial instruments approximate their fair value due to their liquidity or their short-term nature.

	d)	Cash

Cash consists of cash on deposit with a bank. The Company places its cash with a high quality financial institution and, to date, has not experienced losses on any of its balances.

	e)	Comprehensive Income (Loss)

SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any significant transactions that are required to be reported in other comprehensive income (loss).

	f)	Revenue Recognition

The Company is not currently earning any revenue. The Company expects to earn its revenue by (i) re-selling private labels; (ii) advertising by other businesses on the Company’s website; and (iii) sale of third party products originating from the website.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	f)	Revenue Recognition (Continued)

Revenues are recognized once they are earned, specifically when the following conditions are met: (a) services are provided or products are delivered to customers; (b) clear proof that an arrangement exists; (c) amounts are fixed or can be determined and; (d) the Company’s ability to collect is reasonably assured.

In particular, the Company will recognize:

		i)	sales of private labels upon title transfer on shipment;
		ii)	advertising revenue straight-line over the term of the advertising term;
		iii)	commission revenue on a net basis as the Company acts as the broker for the products originating from the website.

	g)	Foreign Currency Translation

For the Company’s international operations, local currencies are considered their functional currencies. The Company translates assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date, and revenue and expenses are translated at average monthly exchange rates. Translation adjustments resulting from this process are recorded in stockholders’ equity as a component of accumulated other comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are in the statement of operations.

	h)	Net Income (Loss) Per Share

Statements of Financial Accounting Standards No. 128 – “Earnings Per Share”, requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At December 31, 2004, the Company had no outstanding stock options, warrants and other convertible securities; accordingly, only basic EPS is presented.

	i)	Advertising Expenses

Advertising costs are expensed as incurred. No advertising expense was incurred in 2004 or 2003.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	j)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

	k)	Segmented Information

The Company follows FAS No. 131 disclosures about segments of an enterprise and related information about operating segments in financial statements, as well as additional disclosures about products and services, geographic areas and major customers.

The Company conducts substantially all of its operations in Canada in one business segment.

	l)	Website Development Costs

Pursuant to Emerging Issues Task Force No. 00-2 – “Website Development Costs” (“EITF 00-2”), the Company applies American Institute of Certified Public Accountants Statement of Position No. 98-1 to account for website development costs. In accordance with EITF 00-2, the Company expenses all costs incurred during the preliminary project stage and capitalizes all internal and external direct costs of materials and services consumed in developing the software, once the development has reached the application development stage. Application development stage costs are amortized over their estimated useful life. All costs incurred for upgrades, maintenance and enhancements, including the cost of website content, that does not result in additional functionality, are expensed as incurred.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004
(Unaudited)

3.	RELATED PARTY TRANSACTIONS

	a)	Due to Related Party

The president and director of the Company made a payment on behalf of the Company to a supplier in the amount of $1,000. This amount was advanced without interest and is due on demand.

	b)	Services Rendered by Related Parties

The Company has been provided with non-cash services from two officers and directors. Accordingly, consulting services have been recorded of $18,000 (2003 - $8,100), and additional paid-in capital has been increased by the corresponding amount.

The value of the consulting services has been calculated by establishing the fair value of the hourly rate, times the estimated total hours spent by the directors. No monetary amount will be paid or exchanged for these services.

4.	CAPITAL STOCK

From inception on February 21, 2002 to March 31, 2002, the Company issued 1,500,000 common shares at $0.001 per share in exchange for cash proceeds of $1,500.

During the year ended March 31, 2003, the Company issued 5,000,000 common shares at $0.001 per share, in exchange for cash proceeds of $5,000. It also received $31,200 for stock subscriptions for shares issued the following year.

During the year ended March 31, 2004, the Company issued 1,620,000 common shares in exchange for cash proceeds of $52,698 including the $31,200 received for share subscriptions in 2003. The shares were issued for various prices from $0.003 to $0.004 per share.

During the nine months ended December 31, 2004, the Company issued 1,000,000 common shares in exchange for cash proceeds of $37,569. Shares were issued at a price of $0.037569 per share.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", and “Digital Ecosystems” mean Digital Ecosystems Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month and nine month periods ended December 31, 2004 and changes in our financial condition from March 31, 2004. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Registration Statement on Form SB-2, filed with the SEC on September 16, 2004 and amended on November 4, 2004, December 6, 2004, January 7, 2005 and January 18, 2005.

We are a development stage company in the business of developing and operating an internet based drinking water information and order service (the “Water Business”) at our website “www.digitalecosystems.com” (the “Website”). The Website is focused on providing consumers with current and comprehensive sources of bottled and bulk water, water information and water treatment options delivered through a website that aggregates and affiliates with national/regional, state-provincial, and large municipal bottled water companies and equipment manufacturers. Our plan of operation is to develop a comprehensive one-stop-shop source of water and water information and to become established as a significant industry distributor. We conduct our business through agreements with consultants and arms-length third parties.

Our Water Business is intended to initially serve customers through a website that directs regional sales to the local area affiliate and coordinates sales and distribution. We intend to aggregate contacts in the water industry to provide the most comprehensive catalog of water products and bring them to communities in North America with plans to expand globally. The products we intend to offer cover a range from:

(a)	Bottled water applications;
(b)	Information and reports on the water industry; and
(c)	A community based website whereby people can educate themselves about water and the water industry.

Our objective is to provide the consumer and researcher with current information about bottled water. By offering a comprehensive one-stop-shop source of water and water information, we hope to become established as a significant industry distributor. The opportunity exists now because the convergence of widespread consumer access to the internet and inexpensive and robust web technology has made it feasible to offer information at low cost.

Our business plan is to use the Website to earn revenues from the following sources:

(a)	Reselling – private label reselling agreements;
(b)	Establishing additional affiliations to capture advertising revenue; and
(c)	Sale of products and all e-commerce transactions originating from the Website.

We intend to seek out affiliations to capture special application opportunities as they arise. We do not currently have any private label reselling agreements or other affiliations and we have not earned any revenues to date.

PLAN OF OPERATION

We have not made any significant progress in pursuing our plan of operation since the filing of our Registration Statement on Form SB-2. As a result, our plan of operation for the next twelve months remains unchanged.

We anticipate that we will spend approximately $50,000 over the next twelve months in pursuing our business plan and conducting our operations. Of this amount, we expect to spend approximately $30,000 on developing and marketing our Website. In addition, we expect to spend approximately $15,000 on general, legal, accounting and administrative expenses associated with becoming a reporting issuer under the Securities Exchange Act of 1934 (the “Exchange Act”), and $5,000 on general office expenses.

The table below highlights our milestones and objectives for developing and marketing our Website over the next twelve months:

Milestones and Objectives	Anticipated Costs	Time Frame
1. Complete web site development, hosting, working capital	$5,000	1 month
2. Complete beta testing of web site	$5,000	1 month
3. Registering vendors/vendees – contacting and signing up related parties	$1,000	4 - 6 months
4. Building an experienced advisory board – recruiting key, seasoned personnel	$2,000	6- 8 months
5. Developing key industry relationships – building out web portal with related industry groups	$1,000	9 – 12 months
6. Build relationships with key players in industry – attend trade shows, join industry organizations	$2,000	9 – 12 months

Milestones and Objectives	Anticipated Costs	Time Frame

7. Develop private water label distribution – secure relationship with water supplier, label supplier, expand sales mission	$2,000	4 - 6 months
8. Implement marketing and advertising campaign	$12,000	9 – 12 months
TOTAL	$30,000	-

Our Website is presently operational; however, we intend to complete further development of the Website and beta testing of the site over the next three months at a cost of $10,000. To date, we have expended a total of $58,995 on developing our Website. To date we have completed development of approximately 95% of the Website. The remaining 5% and the completion of beta testing is expected to be completed by mid-2005. Once we have completed our twelve month plan for developing and marketing our Website as described above, depending on the success of our initial marketing efforts, we estimate that we will require a further $50,000 to implement an advertising campaign to establish and enhance connections with potential candidates for supply agreements or representation agreements.

Our actual expenditures and business plan may differ from the one stated above. Our Board of Directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

As of December 31, 2004, the date of our most recently available financial statements, we had cash in the amount of $35,642. Our total expenditures over the next twelve months are anticipated to be approximately $50,000. We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months, and will require additional financing to pursue our stated plan of operation. Further marketing and development work on our Website, also will require additional funding in the event that our current cash on hand is insufficient for any additional work proposed. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional expenditures. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as we generate revenues from our Website operations. We do not have any arrangements in place for any future equity financing.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended December 31			Nine Months Ended December 31
			Percentage			Percentage
	2004	2003	Increase /	2004	2003	Increase /
			(Decrease)			(Decrease)
Revenue	$ --	$ --	n/a	$ --	$ --	n/a
Expenses	(25,663)	(511)	(4,922.1)%	(56,534)	(26,278)	115.1%

Net Income (Loss)	$(25,663)	$(511)	(4,922.1)%	$(56,534)	$(26,278)	115.1%

Revenue

We have not earned any revenues since inception. We do not anticipate earning revenues until such time as we complete the marketing, promotion and development of the Website. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales commissions and advertising or that the revenues generated will exceed the operating costs of the Water Business.

Operating Expenses

Our operating expenses for the interim period ended December 31, 2004 consisted of the following:

	Third Quarter Ended December 31			Nine Months Ended December 31
			Percentage			Percentage
	2004	2003	Inc. / (Dec.)	2004	2003	Inc. / (Dec.)
Consulting	$6,299	$2,700	133%	$18,299	$27,100	(32.5)%
Office and Miscellaneous	5,820	10	58,100%	7,729	133	5,711.2%
Professional Fees	17,730	--	100%	34,548	1,121	2,981.9%
Rent	--	533	(100)%	--	2,072	(100)%
Telephone	112	170	(34.1)%	256	302	(15.2)%
Foreign Exchange	(4,298)	(2,902)	(48.10)%	(4,298)	(5,130)	(16.2)%
Transfer Agent	--	--	n/a	--	680	(100)%
Total Operating Expenses	$25,663	$(511)	4,922.1%	$56,534	$26,278	115.1%

We anticipate our operating expenses will continue to increase as we proceed with our plan of operation. This expected increase will be attributable to the costs associated with our ongoing development and promotional activities and to the professional fees that we expect to incur in connection with meeting our ongoing reporting obligations under the Exchange Act.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At December 31, 2004	At March 31, 2004	Increase / (Decrease)
Current Assets	$35,642	$23,117	54.1%
Current Liabilities	$18,490	5,000	269.8%
Working Capital (Deficit)	$17,152	$18,117	(5.3)%

Our working capital deficit decreased slightly by 5.3% during the past nine months. Although our current liabilities increased during this period, we experienced an offsetting increase in our current assets as a result of a private placement offering we completed on May 19, 2004 of 1,000,000 shares of our common stock at a price of $0.05 CDN (approximately $0.037 US) for total proceeds of $50,000 CDN (approximately $37,569 US).

Cash Flows
	Nine Months Ended December 31
	2004	2003
Cash Flows From (used in) Development Activities	$(23,910)	$(17,057)
Cash Flows From (used in) Financing Activities	37,569	17,400
Net Increase (Decrease) in Cash During Period	$13,659	$343

We presently do not have sufficient cash on hand to fund the $50,000 we anticipate spending over the next twelve months to pursue our plan of operation. In addition, once we have completed our twelve month plan for developing and marketing our Website, depending on the success of our initial marketing efforts, we estimate that we will require an additional $50,000 to implement an advertising campaign to establish and enhance connections with potential candidates for supply agreements or representation agreements.

From inception to December 31, 2004, we have suffered cumulative losses in the amount of $118,315. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives and working capital needs and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to earn revenues from the operation of, our Website. As a result of the foregoing, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

We Have Yet To Attain Profitable Operations And Because We Will Need Additional Financing To Fund The Development Of Our Website, Our Accountants Believe There Is Substantial Doubt About Our Ability To Continue As A Going Concern

We have incurred a net loss of $118,315 for the period from inception to December 31, 2004, and have earned no revenues to date. Our future is dependent upon future profitable operations from the development of our Website. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of $35,642 as of December 31, 2004. Our total expenditures over the next twelve months are anticipated to be approximately $50,000, the majority of which is due to the development and marketing of our Website and general, legal, accounting and administrative expenses associated with this offering and as a result of our becoming a reporting issuer under the Exchange Act. We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months and will require additional financing. Further marketing and development work on our Website will also require additional funding in the event that our cash on hand is insufficient for any additional work proposed.

Our financial statements included with this Quarterly Report have been prepared assuming that we will continue as a going concern. If we are not able to earn revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected. These factors raise substantial doubt that we will be able to continue as a going concern and adversely affect our ability to obtain additional financing.

Our Short Operating History Makes our Business Difficult To Evaluate, Accordingly, We Have A Limited Operating History Upon Which To Base An Evaluation Of Our Business And Prospects

Our business is in the early stage of development and we have not generated any revenues or profit to date. Additional development and marketing of our Water Business is necessary prior to our achieving revenues or profitability. We estimate that we will expend $30,000 over the next twelve months on the development and marketing of our Website. Our Website is intended to be marketed through various techniques including: search engine placement, opt-in newsletters, links, cross branding and banner ads. Supplier candidates are expected to be identified for each geographic region we have targeted. Depending on the success of our initial marketing efforts, we estimate that we will require a further $50,000 to implement an advertising campaign to establish and enhance connections with potential candidates for supply agreements or representation agreements. Candidates for supply or representation agreements are expected to be bottled water companies. Alliances are expected to be formed with local companies in the bottled industry in each area. A similar process is intended to be followed in each region as we expand.

We have a limited operating history upon which to base an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. These risks include: the initial completion of a developed product, the demand for the company’s product, the company’s ability to adapt to rapid technological change, the level of product and price competition, the company’s success in setting up and expanding distribution channels and whether the company can develop and market new products and control costs.

To address these risks, we must successfully implement our business plan and marketing strategies. We may not successfully implement all or any of our business strategies or successfully address the risks and uncertainties that we encounter.

We Have No Revenues, Accordingly, There Is No Assurance That We Will Be Able To Generate Revenues From Sales Commissions And Advertising Or That The Revenues Generated Will Exceed The Operating Costs Of Our Business

Our business and marketing strategy contemplates that we will earn a substantial portion of our revenues from sales commissions and advertising. We have no history of earning revenues and there is no assurance that we will be able to generate revenues from sales commissions and advertising or that the revenues generated will exceed the operating costs of our business. Customers may not accept our Website as an acceptable source of water supply services.

Operating Results Are Difficult To Predict, With The Result That We May Not Achieve Profitability And Our Business May Fail

Our future financial results are uncertain due to a number of factors, many of which are outside our control. These factors include:

•	Our ability to successfully market our Website and the Water Business;

•	Our ability to generate revenue through the Website and the Water Business;

•	The timing, cost and availability of services on Websites comparable to ours and other non-web services;

•	The amount and timing of costs relating to expansion of our operations;

•	The announcement or introduction of competing websites and products of competitors; and

•	General economic conditions and economic conditions specific to the internet and electronic commerce.

These factors could negatively impact on our financial results, with the result that we may not achieve profitability and our business may fail.

We Will Require Additional Financing And May Not Be Able To Continue Operations If Additional Financing Is Not Obtained

As of December 31, 2004 we had cash in the amount of $35,642. Our total expenditures over the next twelve months are anticipated to be approximately $50,000, the majority of which is due to the development and marketing of our Website and general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require a further $50,000 to implement an advertising campaign to establish and enhance connections with potential candidates for supply agreements or representation agreements.

Further marketing and development work on our Website will require additional funding in the event that our current cash on hand is insufficient for any additional work proposed. After the twelve month period, we will require additional financing for any operational expenses and to pursue our plan of operation. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operation.

Recognition Of The Website Is Essential To Growth Of The Water Business, If We Are Unsuccessful In Building Strong Recognition Of The Website, Then We May Not Be Able To Achieve Revenues

We believe that the successful marketing, development and promotion of the Website is critical to our success in attracting customers. Furthermore, we believe that the importance of customer awareness will increase as low barriers to entry encourage the proliferation of websites. If we are unsuccessful in building strong recognition of the Website, then we may not be able to achieve revenues.

We estimate that we will expend $30,000 over the next twelve months on the development and marketing of our Website. Our Website is intended to be marketed through various techniques including: search engine placement, opt-in newsletters, links, cross branding and banner ads. Supplier candidates are expected to be identified for each geographic region we have targeted. Depending on the success of our initial marketing efforts, we estimate that we will require a further $50,000 to implement an advertising campaign to establish and enhance connections with potential candidates for supply agreements or representation agreements. Candidates for supply or representation agreements are expected to be bottled water companies. Alliances are intended to be formed with local companies in the bottled industry in each area. A similar process is intended to be followed in each region as we expand.

The marketing and promotion efforts contemplated by us may not be successful in creating business awareness of the Website or in enabling us to achieve revenues.

We Will Rely On Our Internet Service Provider For The Operation Of Our Business, If The Quality Of Products And Services Provided By Our Internet Service Provider Falls Below A Satisfactory Standard, Our Business Could Be Harmed

Our current state of technology involves utilizing commercially available licensed technology to operate our web portal, through Kekko Enterprises Inc., the host and monitor of our Website and our internet service provider. The hosting is run through a server called Hayasa Networks at www.hayasa.com. The server is co-located in Kelowna, British Columbia and connected to large local providers including SHAW BigPipe, TELUS Business Internet services and other smaller local providers in the area.

We depend on our internet service provider for the following:

•	we do not own a gateway onto the internet, but instead rely on an internet service provider to connect the Website to the internet; and

•	the Website depends on operating system, database, and server software that has been developed, produced by third parties.

We are not substantially dependent on any third party. We have no formal agreements with our internet service provider and do not anticipate any difficulty in locating another internet service provider in the event we experience any disruption in service. However, if we are unable to locate another internet service provider within a sufficient amount of time, or if the quality of products and services provided by such third parties falls below a satisfactory standard, our business could be harmed. A disruption in service, whether due to internal technical or external factors, could result in customer dissatisfaction and loss of credibility. Also, our loss of or inability to maintain or obtain upgrades to certain licensed technology could result in delays in developing our systems until equivalent technology could be identified or developed, and integrated.

We Depend On Recruiting And Retaining Qualified Personnel And The Inability To Do So Would Seriously Harm Our Business

Our success is dependent in part on the services of certain key management personnel, including Valentina Tuss, our President, and Geoffrey Last our Secretary and Treasurer. We presently do not have any formal or written agreements with our key management personnel or any third parties providing services to us. The experience of these individuals is an important factor contributing to our success and growth and the loss of one or more of these individuals could have a material adverse effect on our company. Our future success also depends on our attracting, retaining and motivating highly skilled personnel and we may be unable to retain our key personnel or attract, assimilate or retain other highly qualified personnel in the future.

We may also experience difficulty in hiring and retaining highly skilled consultants with appropriate qualifications. Because of the technical nature of our products and services and the market in which we compete, our success depends on the continued services of our current executive officers and our ability to attract and retain qualified personnel in the information technology industry. Competition for qualified personnel in the information technology industry is intense. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

Because Our President And Our Secretary And Treasurer Have Only Agreed To Provide Their Services On A Part-Time Basis, They May Not Be Able Or Willing To Devote A Sufficient Amount Of Time To Our Business Operations, Causing Our Business To Fail

Our directors and officers are employed on a full time basis by other companies. Because we are in the early stages of our business, Ms. Tuss, our president, and Mr. Last, our secretary and treasurer, are not expected to spend a significant amount of time on our business. Ms. Tuss and Mr. Last each expect to expend approximately 8-10 hours per week on our business. Competing demands on their time may lead to a divergence between their interests and the interests of other shareholders.

A Disruption In Our Hosting Services, Whether Due To Internal Technical Or External Factors, Could Result In Customer Dissatisfaction And Loss Of Credibility

Substantially all of our communications software and hardware and computer hardware is expected to be hosted at a remote facility in Vancouver, British Columbia. The host’s systems are vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite the host’s implementation of network security measures, its servers may also be vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties deliberately to exceed the capacity of the hosts’ systems and similar disruptive problems. A disruption in service, whether due to internal technical or external factors, could result in customer dissatisfaction and loss of credibility. We do not have property and business interruption insurance to compensate for losses that may occur resulting from such problems.

We May Not Be Able To Protect Our Proprietary Rights, And Our Inability Or Failure To Do So Could Result In Loss Of Competitive And Commercial Advantages That We Hold

Our performance and ability to compete are dependent to a significant degree on our ability to protect and enforce our intellectual property rights. Presently our intellectual property consists of our domain name www.digitalecosystems.com and our trade name “Digital Ecosystems”.

We may not be able to protect our proprietary rights, and our inability or failure to do so could result in loss of competitive and commercial advantages that we hold. Additionally, we may choose to litigate to protect our intellectual property rights, which could result in a significant cost of resources and money. We cannot assure success in any such litigation that we might undertake.

Because We Are Significantly Smaller And Less Established Than A Majority Of Our Competitors, We May Lack The Financial Resources Necessary To Compete Effectively And Sustain Profitability

We operate in competitive, fragmented industries and compete for clients with a variety of larger and smaller companies that offer similar products and services. Many of these competitors are more established, offer more products, services and features, have a greater number of clients, locations, and employees, and also have significantly greater financial, technical, marketing, public relations, name recognition, and other resources than we have. While our objective is to continue to develop our Website, we currently or potentially compete with a variety of competitors involved in providing services via the internet. These competitors include:

http://www.culligan.com
http://www.pentawater.com
http://www.waternet.com
http://www.lakotawater.com
http://www.purewaterinc.com
http://www.bottledwaterweb.com
http://www.allwater.com

There are a number of web based water sites that offer similar content and services to us. They are, however, usually concerned with either contextual education such as current events related to the water industry, and or they sell only one particular product. We intend to aggregate a considerable line of products both in the bottled water sector and in the preparation of clean water with filters, reverse osmosis or desalination products.

Increased competition may result in the reduction in advertising fees, the reduction of use of the Website and the inability of our company to generate acceptance of the Website. Each of these factors would likely result in increased operating costs and the inability to generate revenues, any one of which could materially adversely affect our business, results of operations and financial condition. Many of our current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than us. As a result, such competitors may be able to attract potential users away from the Website, and they may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development and promotion of their websites than we can.

If A Market For Our Common Stock Does Not Develop, Stockholders May Be Unable To Sell Their Shares

There is currently no market for our common stock and a market may never develop. We currently plan to apply for listing of our common stock on the OTC Bulletin Board upon the effectiveness of the registration statement of which this prospectus forms a part. However, our shares may never be traded on the bulletin board or, if traded, a public market may never materialize. If our common stock is not traded on the bulletin board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

If A Market For Our Common Stock Develops, Our Stock Price May Be Volatile

There is no market for our common stock and there is no assurance that a market will develop. If a market develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, such as:

•	actual or anticipated variations in our results of operations;

•	our ability or inability to generate revenues;

•	increased competition; and

•	conditions and trends in the internet and financial industries.

Further, we anticipate that our common stock may be traded on the OTC Bulletin Board. Companies traded on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. There is no assurance that our common stock will be traded on the OTC Bulletin Board. If our common stock is traded, our stock price may be adversely impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Because Our Stock Is A Penny Stock, Stockholders Will Be More Limited In Their Ability To Sell Their Stock

The shares of our common stock constitute “penny stocks” under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

(i)	the bid and offer price quotes in and for the "penny stock", and the number of shares to which the quoted prices apply;

(ii)	the brokerage firm's compensation for the trade; and

(iii)	the compensation received by the brokerage firm's sales person for the trade.

In addition, the brokerage firm must send the investor:

(i)	a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account; and

(ii)	a written statement of the investor's financial situation and investment goals.

Legal remedies, which may be available to you as an investor in "penny stocks", are as follows:

(i)	if "penny stock" is sold to you in violation of your rights listed above, or other federal or states securities laws, you may be able to cancel your purchase and get your money back.

(ii)	if the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.

(iii)	if you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.             CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer have determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.             OTHER INFORMATION.

None.

ITEM 6.             EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibits of the same number in the Registrant’s Registration Statement on Form SB-2, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ECOSYSTEMS CORP.

By:	/s/ Valentina Tuss
VALENTINA TUSS
President and Chief Executive Officer

Date: March 7, 2005