Form 10KSB
period 2005-03-31
DIGITAL ECOSYSTEMS CORP.
filed 2005-07-13
CIK 1298824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒   Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended March 31, 2005

☐  Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _________________ to _________________

COMMISSION FILE NUMBER 000-51152

DIGITAL ECOSYSTEMS CORP.
(Name of small business issuer in its charter)

NEVADA	98-0431245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification

#1500, 701 West Georgia Street
Vancouver, British Columbia	V7Y 1C6
(Address of principal executive offices)	(Zip Code)

(604) 681-7039
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB. ☐

Revenues for the fiscal year ended March 31, 2005 were: $Nil.

The aggregate value of the voting stock held by non-affiliates of the registrant, computed on the basis of the closing price of the registrant’s common stock on July 1, 2005 was $209,600.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of July 1, 2005, the Issuer had outstanding 9,120,000 Shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", the “Company”, and “Digital Ecosystems” mean Digital Ecosystems Corp., unless otherwise indicated.

ITEM 1.              DESCRIPTION OF BUSINESS.

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

We have not earned any revenues to date. We plan to use the Website to earn revenues from advertising, sales of products and all e-commerce transactions originating from the Website. We do not anticipate earning revenues until such time as we complete the marketing, promotion and development of the Website. We estimate that we will be required to spend an additional $20,000 to complete development and marketing of the Website over the next twelve months. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales commissions and advertising or that the revenues generated will exceed the operating costs of the Water Business.

We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months, and will require additional financing to pursue our stated plan of operations. Depending on the success of our initial marketing efforts, we estimate that we will require a further $50,000 to implement an advertising campaign to establish and enhance connections with potential candidates for supply agreements or representation agreements. After the twelve month period, we will require additional financing for operational expenses and to pursue our plan of operation.

We anticipate that additional financing will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional expenditures. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until we generate revenues from our Website operations. We do not have any arrangements in place for any future equity financing.

CORPORATE BACKGROUND

We were incorporated on February 21, 2002 under the laws of the State of Nevada. Our principal offices are located at Suite 1500, 701 West Georgia Street, Vancouver, British Columbia, Canada, V7Y 1C6. Our telephone number is (604) 681-7039.

In General

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

The typical seller utilizing our web portal is expected to include both major and minor major bottled water providers, data service providers, competitive access providers, resellers, agents, and consultants. The typical buyer of bulk water is expected to be any company/individual that needs anywhere from one case and up of bottled water delivery per month. The typical buyer of the private label component of the business is expected to be both event driven (parties, weddings, concerts), and of a constant source of marketing (hotels, restaurants, etc...).

The following illustrates an example of a typical transaction we plan to conduct on our Website. A restaurant may need to purchase his/her monthly stock of bottled water, both flat and sparkling. They are also hosting a special event in which they want to promote their restaurant on the bottled water they serve. The purchaser, who has previously or concurrently registered with our site, will go to our web portal and request a quote for his/her needs from a number of bottled water providers, and private label providers who have also previously registered as vendors with us. The bottled water providers, and private label providers are expected to respond to the request through our web portal. Once the reseller has selected the best quote and the transaction has been agreed upon between both parties, we are expected to receive a 5% commission from the vendor, based upon the total value of that sale. The benefits to the vendee include getting the best price. The benefits to the vendor are expected to include making the sale, gaining a new customer without the added expense marketing/advertising campaigns or sales calls.

Revenue Model

We intend to incorporate various revenue models for customer centricity.

Brokerage Model. This model is based on the web portal acting as a “market maker” bringing buyers and sellers together and that facilitate transactions. Generally thought of as B2B, they can also be B2C. The natural revenue stream for this model would be the collection of a transaction fee.

Content Model. Getting useful content is a second value model we may deliver. The value derives from the extent to which the content meets customer needs. A news feed directly related to the water industry may be built into the Website in the near future. Advertising and subscription fees are expected to be part of this revenue model.

Search Model. This model is based on offering a search engine specifically geared towards the water industry in general. All matter of information from global water issues, to finding a local provider would be incorporated into this feature. Advertising would also be included in this model.

Integration of Models. These models can be integrated, developing multiple streams within each of these models. This is an eventual key to success for our web portal, with its inclusion of multiple revenue opportunities, along with various modes for attracting web traffic to the site on a returning ever increasing basis.

Initially, we do not intend to charge either buyers or sellers a "registration" or "subscription" fee to use the site. Instead, we anticipate revenue will be generated through the following channels:

(a)	Advertising;

(b)	Commissions on closed transactions and lead fees;

(c)	Third Party Add-On Service Providers: revenue sharing agreement with fee-based Third Party Service providers;

(d)	Service Provider Listings: provide vendors and consultants a free listing, charging a fee for premium online directory listings (i.e. Yellow Pages for water industry);

(e)	Data Mining and Industry Metrics: Collect valuable statistics about aspects of market behaviour. The data would be sold in aggregate form to receptive audiences;

(f)	Referral fees – fees generated through providing customers with information regarding services and products on other sites;

(g)	Transaction fees- we would collect a fee for each transaction that is conducted through our e-commerce web site;

(h)	Subscription fees – regular access to information or services provided by the company into the marketplace; and

(i)	Margin on sale of good/services – selling goods and services through the Website and collecting a margin on it.

Marketing Strategy

Our marketing strategy is to be known as the most comprehensive source of bottled water and related information on the internet.

Our initial focus is on the markets in the United States and Canada. We have identified additional regions to be targeted over the next 48 months, including:

(a)	Oceana;

(b)	Caribbean;

(c)	Asia; and

(d)	Europe.

Additional markets may be pursued as opportunities and demands arise. The majority of marketing performed by us is intended to be directed to establish and enhance connections with potential candidates for supply agreements or representation agreements. Supplier candidates are expected to be identified for each geographic region we have targeted. Candidates for supply or representation agreements are intended to be bottled water companies. Alliances may be formed with local companies in the bottled industry in each area. A similar process is expected to be followed in each region as we expand.

We intend to host a comprehensive online catalogue of products and services that is expected to link directly with suppliers in every area. Retail and wholesale clients are expected to be able to easily navigate the site in pursuit of defining their water product needs and obtaining a reliable nearby source for them. We intend to use forms of traditional and online marketing techniques designed to position it as a premier site for all water supplies.

The continued development of our Website is expected to be engineered by qualified personnel able to program specifically for the purpose of displaying and selling bottled water. The site is intended to offer all the features such as information sources, links, chat rooms, posting sections etc. A reliable hosting facility is expected to be used to maintain the stability of the Website.

Our Website is intended to be marketed with several marketing techniques, including:

1.	Opt-in newsletters;

2.	Links;

3.	Cross branding;

4.	Banner ads; and

5.	Participation in trade shows.

Operations

We do not own the servers that host the Website. Our current state of technology involves utilizing commercially available licensed technology to operate our web portal, through Kekko Enterprises Inc., the host and monitor of our Website and our internet service provider. Our servers are located in British Columbia on the premises of our internet service provider. Our internet service provider provides us with the following services: use of servers, internet connection services, and internet band-width.

The operation of the servers which host the Website depends on operating system software, database software, and server software developed, produced by third parties. We use commercially available technology whenever possible instead of purchasing custom-made or internally developed solutions. We presently do not license any software or have any custom-made or internally developed solutions.

Intellectual Property

Presently our intellectual property consists of our domain name www.digitalecosystems.com and our trade name “Digital Ecosystems”.

Internet Gateway

We do not own a gateway onto the internet, but instead rely on an internet service provider to connect the Website to the internet. We use internet service providers to provide connectivity to the internet, internet traffic and data routing services and e-mail services. The internet service provider provides us with a high speed internet access line to the World Wide Web. We believe that these telecommunication and internet service facilities will need to be upgraded in the future as usage of our Website increases.

Strategic Alliances

We recognize the importance of key strategic alliances. These alliances are intended to be formalized with competent, quality orientated companies, on both a national, state, provincial, and municipal level (cities larger than two million people). Each affiliate partner is expected to be selected based on our criteria established to ensure our growth in revenues and global reputation for quality and good corporate citizenship.

Partnerships, reselling, and affiliate programs are expected to be enacted. These are intended to encourage expansion into new territories with associations in place. We intend to continue to develop and establish strategic alliances and acquire relevant technologies developed by third party organizations.

INDUSTRY BACKGROUND

Growth of the Internet and the World Wide Web (the “Web”)

The internet and the Web are experiencing dramatic growth in terms of the number of Web users. The growth in the number of Web users and the amount of time users spend on the Web is being driven by the increasing importance of the internet as a communications medium and an information resource and a sales and distribution channel.

Growth of Online Electronic Commerce

The internet is dramatically affecting the methods by which consumers, organizations and businesses are buying and selling goods and services. The internet provides online businesses and organizations with the ability to reach a global audience and to operate with minimal infrastructure, reduced overhead and greater economies of scale, while providing consumers and businesses with a broad selection, increased pricing power and unparalleled convenience. As a result, a growing number of parties are transacting business on the Web.

COMPETITION

We currently compete with a variety of competitors involved in providing services via the internet. These competitors include:

http://www.culligan.com
http://www.pentawater.com
http://www.waternet.com
http://www.lakotawater.com
http://www.purewaterinc.com
http://www.bottledwaterweb.com
http://www.allwater.com

There are a number of web based water sites that offer similar content and services to Digital Ecosystems. They are, however, usually concerned with either contextual education such as current events related to the water industry, and or they sell only one particular product. We intend to aggregate a considerable line of products both in the bottled water sector and in the preparation of clean water with filters, reverse osmosis or desalination products.

We are committed to ongoing development and enhancement of our product line and associated technologies to ensure our partners continue to provide leading edge, cost effective solutions for water and water treatment.

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

GOVERNMENT REGULATION

General

We anticipate that the Website will be used by customers from multiple state and international jurisdictions. Due to the increasing popularity and use of the internet, it is possible that a number of laws and regulations may be adopted with respect to the internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the internet. The adoption of any additional laws or regulations may decrease the growth of commerce over the internet, increase our cost of doing business or otherwise have a harmful effect on the Water Business.

Water Regulations

The bottled water industry in the United States is regulated on three levels: federal, state and trade association. U.S. Food and Drug Administration (the “FDA”) regulations, coupled with state and industry standards, offer consumers assurance that the bottled water they purchase is stringently regulated, tested and of the highest quality. The International Bottled Water Association (the “IBWA”) has been a long-standing proponent of additional federal regulations for bottled water and is active at all levels of the local, state and federal government assisting in the development of such regulations.

Water is subject to health, safety and environmental regulations in some countries and for some applications. Each Joint Venture is expected to be responsible for understanding the applicable regulations and working within any constraints presented.

US Federal Regulations

Bottled water is regulated as a food product by the FDA. Bottled water companies must adhere to the FDA's Quality Standards, Standards of Identity (Labeling Regulations) and Good Manufacturing Practices.

•
Quality Standards: All bottled water products must comply with the FDA's Quality Standards in Section 165.110(b) of Title 21 of the Code of Federal Regulations (the “CFR”). These standards, along with the FDA's Good Manufacturing Practices, ensure the safety of all bottled water products from production to packaging to consumption.

•	Standards of Identity (Labeling Regulations): FDA's labeling rules for bottled water (see below) establish standards of identity and standardized definitions for terms found on bottled water labels such as "artesian," "distilled," "drinking," "mineral," "purified," "sparkling" and "spring" seltzer, soda water and tonic water are considered soft drinks; therefore, they are excluded from these regulations.

•
Good Manufacturing Practices: Bottled water is subject to both general food Good Manufacturing Practices (GMPs) and GMPs specific to bottled water processing and bottling. General food GMPs govern such areas as plant and ground maintenance, sanitary maintenance of buildings and fixtures, and sanitary facilities, including water supply, plumbing and sewage disposal. Bottled water GMPs provide detailed regulations governing plant construction and design, sanitary facilities and operations, equipment design and construction, production and process controls specific to the production and processing of bottled drinking water, and record keeping.

US State Standards

In addition to FDA's extensive regulatory requirements, the bottled water industry is subject to state regulatory requirements as well.

•
Inspections: A significant responsibility of the states is inspecting, sampling, analyzing and approving sources of water. Under the federal GMPs, only approved sources of water can be used to supply a bottling plant.

•
Laboratory Certification: Another area in which some states have important responsibilities that complement federal regulation is the certification of testing laboratories. As with any food establishment, the states perform unannounced plant inspections, and some states perform annual inspections.

Canadian Federal Regulations

Bottled water is regulated as a food product under the federal Food and Drugs Act. Bottled water companies must adhere to quality standards, good manufacturing practices and labeling requirements. The federal government inspectors of the Canadian Food Inspection Agency regularly audit the operations of all bottled water companies to ensure compliance.

Canadian Provincial Regulations

In addition to the extensive federal regulatory requirements, the provinces also regulate bottled waters. The most significant responsibility of the provinces is approving sources of water, including drilling practices, borehole construction practices, and allowable rates of production and watershed protection.

CBWA Standards

The Canadian Bottled Water Association (the “CBWA”) model code is a quality assurance program with more extensive requirements than federal and provincial authorities. For these reasons, bottled water produced by CBWA members is always top quality and safe.

CBWA bottlers are subject to a third level of regulation involving third-party inspections, water testing and analysis, and adherence to the CBWA model code.

As a condition of membership, bottler must pass an annual, unannounced plant inspection administered by an independent, internationally recognized organization. This inspection audits quality and testing records, reviews all areas of plant operation from source through finished product, and checks adherence to the CBWA model code and its code of ethics. The CBWA code of ethics adheres to a philosophy of sustainable development, environmental protection, and collaboration with local communities in the management of the water resource.

A second condition of membership is that bottlers pass an annual water analysis administered by an independent government certified laboratory and regularly conduct microbial testing by qualified personnel.

Bottled water produced by CBWA members is protected by a multi-barrier approach, which may include steps such as source protection and monitoring, as well as multi-stage filtration including micro filtration, reverse osmosis, distillation, ozonation, the application of ultraviolet light or other appropriate processing measures.

IBWA Standards

Third-party Inspections: As a condition of membership to the International Bottled Water Association (the “IBWA”), bottlers must submit to an annual, unannounced plant inspection administered by an independent, internationally recognized third-party inspection organization. This inspection audits quality and testing records; reviews all areas of plant operation from source through finished product; and checks compliance with FDA Quality Standards, Good Manufacturing Practices and any state regulations.

IBWA Model Code: The IBWA has established a quality assurance program, a strict set of standards called the Model Code. The Model Code establishes tougher requirements than federal and state authorities.

Future Products and Plans

We intend to keep abreast of innovations in water products and treatments and add these to our online catalogue. We also intend to arrange licensing or joint venture agreements with third parties that will manage regional sales and distribution.

Employees

We have no employees. We conduct our business largely through agreements with consultants and arms-length third parties. We do not intend to hire any employees over the next twelve months.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We have no subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2.              DESCRIPTION OF PROPERTY.

We currently do not own any physical property or own or lease any real property. We rent approximately 500 square feet of office space located at Suite 1500, 701 West Georgia Street, Vancouver, British Columbia, Canada at a cost of $175 per month. This rental is on a month-to-month basis with no formal agreements.

Our month-to-month rental arrangements will allow us flexibility in moving if we employ more personnel, however, we believe these facilities are adequate in size to handle all of our current operations for the foreseeable future.

ITEM 3.              LEGAL PROCEEDINGS.

None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.              MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock have traded on the OTC Bulletin Board under the symbol “DECS” since April 20, 2005. The high and the low bid prices for our shares since April 20, 2005, as reported by the OTC Bulletin Board were:

QUARTER	HIGH ($)	LOW ($)
2nd Quarter 2005	$0.09	$0.06

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of July 1, 2005, we had forty three (43) registered stockholders.

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

We registered the resale of 1,580,000 shares of our common stock (the “Shares”) offered by selling stockholders of Digital Ecosystems at a price of $0.05 per share pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our registration statement on Form SB-2 (File No. 333-119073), effective on February 7, 2005 (the “Effective Date”). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering. The Offering will terminate nine months after the Effective Date. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We are paying all expenses of the Offering. No portion of these expenses will be paid by the selling stockholders. The selling stockholders, however, will pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale. To date we have expended $12,000 on the costs of the Offering.

ITEM 6.              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management's Discussion and Analysis or Plan of Operations and other sections of this annual report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

PLAN OF OPERATION

We have completed development of our Website. Our business plan is to continue to develop, maintain and promote our Website to earn revenues from advertising, sales of products and all e-commerce transactions originating from the Website. We do not anticipate earning revenues until such time as we complete the marketing, promotion and development of the Website. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales commissions and advertising or that the revenues generated will exceed the operating costs of the Water Business. We have no employees as of July 1, 2005. We conduct our business largely through agreements with consultants and arms-length third parties. We do not intend to hire any employees over the next twelve months.

The table below highlights our milestones and objectives over the next twelve months:

Milestones and Objectives	Anticipated Costs	Time Frame
1. Registering vendors/vendees – contacting and signing up related parties	$1,000	4 - 6 months
2. Building an experienced advisory board – recruiting key, seasoned personnel	$2,000	6- 8 months
3. Developing key industry relationships – building out web portal with related industry groups	$1,000	9 – 12 months
6. Build relationships with key players in industry – attend trade shows, join industry organizations	$2,000	9 – 12 months
7. Develop private water label distribution – secure relationship with water supplier, label supplier, expand sales mission	$2,000	8-12 months
8. Implement marketing and advertising campaign	$12,000	9 – 12 months
TOTAL	$20,000	–

In addition to the above expenses, we anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next Twelve Months (US$)
Professional Fees	$15,000
Office Expenses	$5,000
TOTAL	$20,000

To date, we have expended a total of $58,995 on developing our Website and have completed development of the Website. We have cash of approximately $800 and a working capital deficit of approximately $10,000 as of July 11, 2005. Our total expenditures over the next twelve months are anticipated to be approximately $40,000, the majority of which is due to the development and marketing of our Website and general, legal, accounting and administrative expenses associated with this offering and as a result of our becoming a reporting issuer under the Exchange Act.

We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months, and will require additional financing to pursue our stated plan of operations. Depending on the success of our initial marketing efforts, we estimate that we will require a further $50,000 to implement an advertising campaign to establish and enhance connections with potential candidates for supply agreements or representation agreements. After the twelve month period, we will require additional financing for operational expenses and to pursue our plan of operation.

We anticipate that additional financing will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional expenditures. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until we generate revenues from our Website operations. We do not have any arrangements in place for any future equity financing.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows		Year Ended March 31
		2005	2004
Net Cash from (used in) Development Activities		$(55,538)	$(22,373)
Net Cash from (used in) Investing Activities		--	--
Net Cash from (used in) Financing Activities		$37,569	$21,498
Net Increase (decrease) in Cash During Period		$(17,969)	$(875)

Working Capital
			Percentage
	At March 31, 2005	At March 31, 2004	Increase / (Decrease)
Current Assets	$4,014	$23,117	(82%)
Current Liabilities	$27,932	$5,000	458%
Working Capital Surplus (Deficiency)	$(23,918)	$18,117	(232%)

We presently do not have sufficient cash on hand to fund the $40,000 we anticipate spending over the next twelve months to pursue our plan of operation. In addition, once we have completed our twelve month plan for developing and marketing our Website, depending on the success of our initial marketing efforts, we estimate that we will require an additional $50,000 to implement an advertising campaign to establish and enhance connections with potential candidates for supply agreements or representation agreements.

From inception to March 31, 2005, we have suffered cumulative losses in the amount of $165,385. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives and working capital needs and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to earn revenues from the operation of, our Website. As a result of the foregoing, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in this Annual Report.

Revenue Recognition

We are not currently earning any revenue. We expect to earn revenue by (i) re-selling private labels; (ii) advertising by other businesses on our website; and (iii) sale of third party products originating from the website. Revenues are recognized once they are earned, specifically when: (a) services are provided or products are delivered to customers; (b) clear proof that an arrangement exists; (c) amounts are fixed or can be determined and; (d) our ability to collect is reasonably assured.

In particular, we will recognize:

i)	sales of private labels upon title transfer on shipment;
ii)	advertising revenue straight-line over the term of the advertising term;
iii)	commission revenue on a net basis as we act as the broker for the products originating from the website.

Website Development Costs

Pursuant to Emerging Issues Task Force No. 00-2 – “Website Development Costs” (“EITF 00-2”), we apply American Institute of Certified Public Accountants Statement of Position No. 98-1 to account for website development costs. In accordance with EITF 00-2, we expense all costs incurred during the preliminary project stage and capitalize all internal and external direct costs of materials and services consumed in developing the software, once the development has reached the application development stage. Application development stage costs are amortized over their estimated useful life. All costs incurred for upgrades, maintenance and enhancements, including the cost of website content, that does not result in additional functionality, are expensed as incurred.

Foreign Currency Translation

For our international operations, local currencies are considered their functional currencies. We translate assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date, and revenue and expenses are translated at average monthly exchange rates. Translation adjustments resulting from this process are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The amount was not material from inception to 2005.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are in the statement of operations.

RISK FACTORS

We Have Yet To Attain Profitable Operations And Because We Will Need Additional Financing To Fund The Development Of Our Website, Our Accountants Believe There Is Substantial Doubt About Our Ability To Continue As A Going Concern

We have incurred a net loss of $165,385 for the period from inception to March 31, 2005, and have earned no revenues to date. Our future is dependent upon future profitable operations from the development of our Website. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of approximately $800 as of July 11, 2005. Our total expenditures over the next twelve months are anticipated to be approximately $40,000, the majority of which is due to the development and marketing of our Website and general, legal, accounting and administrative expenses associated with this offering and as a result of our becoming a reporting issuer under the Exchange Act. We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months and will require additional financing. Further marketing and development work on our Website will also require additional funding in the event that our cash on hand is insufficient for any additional work proposed. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

Our financial statements included with this Annual Report have been prepared assuming that we will continue as a going concern. If we are not able to earn revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected. These factors raise substantial doubt that we will be able to continue as a going concern and adversely affect our ability to obtain additional financing.

Our Short Operating History Makes our Business Difficult To Evaluate, Accordingly, We Have A Limited Operating History Upon Which To Base An Evaluation Of Our Business And Prospects

Our business is in the early stage of development and we have not generated any revenues or profit to date. Additional development and marketing of our Water Business is necessary prior to our achieving revenues or profitability. We estimate that we will expend $20,000 over the next twelve months on the development and marketing of our Website. Our Website is intended to be marketed through various techniques including: search engine placement, opt-in newsletters, links, cross branding and banner ads. Supplier candidates are expected to be identified for each geographic region we have targeted. Depending on the success of our initial marketing efforts, we estimate that we will require a further $50,000 to implement an advertising campaign to establish and enhance connections with potential candidates for supply agreements or representation agreements. Candidates for supply or representation agreements are expected to be bottled water companies. Alliances are expected to be formed with local companies in the bottled industry in each area. A similar process is intended to be followed in each region as we expand.

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

We Will Require Additional Financing And May Not Be Able To Continue Operations If Additional Financing Is Not Obtained

As of July 11, 2005, we had cash in the amount of approximately $800. Our total expenditures over the next twelve months are anticipated to be approximately $40,000, the majority of which is due to the development and marketing of our Website and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require a further $50,000 to implement an advertising campaign to establish and enhance connections with potential candidates for supply agreements or representation agreements.

We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months, and will require additional financing to pursue our stated plan of operations. After the twelve month period, we will require additional financing for any operational expenses and to pursue our plan of operation. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operation.

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

We estimate that we will expend $20,000 over the next twelve months on the development and marketing of our Website. Our Website is intended to be marketed through various techniques including: search engine placement, opt-in newsletters, links, cross branding and banner ads. Supplier candidates are expected to be identified for each geographic region we have targeted. Depending on the success of our initial marketing efforts, we estimate that we will require a further $50,000 to implement an advertising campaign to establish and enhance connections with potential candidates for supply agreements or representation agreements. Candidates for supply or representation agreements are expected to be bottled water companies. Alliances are intended to be formed with local companies in the bottled industry in each area. A similar process is intended to be followed in each region as we expand.

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

We depend on our internet service provider for the following:

-	we do not own a gateway onto the internet, but instead rely on an internet service provider to connect the Website to the internet; and

-	the Website depends on operating system, database, and server software that has been developed, produced by third parties.

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

We Depend On Recruiting And Retaining Qualified Personnel And The Inability To Do So Would Seriously Harm Our Business

Our success is dependent in part on the services of certain key management personnel, including Valentina Tuss, our President, and Geoffrey Last, our Secretary and Treasurer. We presently do not have any formal or written agreements with our key management personnel or any third parties providing services to us. The experience of these individuals is an important factor contributing to our success and growth and the loss of one or more of these individuals could have a material adverse effect on our company. Our future success also depends on our attracting, retaining and motivating highly skilled personnel and we may be unable to retain our key personnel or attract, assimilate or retain other highly qualified personnel in the future.

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

ITEM 7.              FINANCIAL STATEMENTS.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Digital Ecosystems Corp.
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying Balance Sheets of Digital Ecosystems Corp. (a Development Stage Company) as of March 31, 2005 and 2004 and the related Statements of Operations, Stockholders’ Equity (Deficiency) and Cash Flows for the years then ended and from February 21, 2002 (inception) to March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Ecosystems Corp. (a Development Stage Company) as of March 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and from February 21, 2002 (inception) to March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Digital Ecosystems Corp. (a Development Stage Company) will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations since inception raises substantial doubt as to the Company’s ability to continue as a going concern, unless the Company attains future profitable operations and/or obtains additional financing. These financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

/s/ TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
July 5, 2005

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

BALANCE SHEETS

	MARCH 31
	2005	2004

ASSETS

Current
Cash	$4,014	$21,983
Amounts receivable	-	1,134

	$4,014	$23,117

LIABILITIES

Current
Accounts payable and accrued liabilities	$26,932	$4,000
Due to related party	1,000	1,000

	27,932	5,000

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
100,000,000 preferred stock with a par value of $0.001
per share

Issued and outstanding
9,120,000 common shares at March 31, 2005 and
8,120,000 common shares at March 31, 2004	9,120	8,120

Additional paid-in capital	132,347	71,778

Deficit Accumulated During The Development Stage	(165,385)	(61,781)

	(23,918)	18,117

	$4,014	$23,117

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			CUMULATIVE
			PERIOD FROM
			FEBRUARY 21
			2002
			(INCEPTION)
	YEARS ENDED		TO
	MARCH 31		MARCH 31
	2005	2004	2005

Expenses
Professional fees	$67,728	5,354	$77,605
Consulting – officers and directors	24,000	$10,800	44,700
Consulting – website development	299	3,500	10,094
Consulting – Other	6,446	16,500	22,946
Office and miscellaneous	8,150	2,889	12,345
Telephone	367	213	830
Foreign exchange	(3,386)	(409)	(3,815)
Transfer agent	-	680	680

Net Loss For The Period	$(103,604)	$(39,527)	$(165,385)

Net Loss Per Share – Basic	$(0.00)	$(0.00)

Weighted Average Number Of Shares
Outstanding	8,985,753	7,119,014

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			CUMULATIVE
			PERIOD FROM
			FEBRUARY 21
			2002
			(INCEPTION)
	YEARS ENDED		TO
	MARCH 31		MARCH 31
	2005	2004	2005

Cash Flows (Used in) Development Activities
Net loss for the period	$(103,604)	$(39,527)	$(165,385)
Item not involving cash:
Non-cash services from officers and
directors	24,000	10,800	44,700

	(79,604)	(28,727)	(120,685)
Changes in non-cash operating working
capital items:
Decrease in amounts receivable	1,134	1,354	-
Advances from related party	-	1,000	1,000
Increase in accounts payable and accrued
liabilities	22,932	4,000	26,932

	(55,538)	(22,373)	(92,753)

Cash Flows From Financing Activity
Proceeds from issuance of common stock	37,569	21,498	96,767

Net Increase (Decrease) In Cash	(17,969)	(875)	4,014

Cash, Beginning Of Period	21,983	22,858	-

Cash, End Of Period	$4,014	$21,983	$4,014

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM FEBRUARY 21, 2002 (INCEPTION) TO MARCH 31, 2005

					DEFICIT
					ACCUMULATED
	NUMBER		ADDITIONAL	STOCK	DURING THE
	OF		PAID-IN	SUBSCRIPTIONS	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Common stock issued
for cash at $0.001 per
share	1,500,000	$1,500	$-	$-	$-	$1,500
Net loss for the period	-	-	-	-	(1,770)	(1,770)

Balance, March 31, 2002	1,500,000	1,500	-	-	(1,770)	(270)

Common stock issued
for cash at $0.001 per
share	5,000,000	5,000	-	-	-	5,000
Cash received for stock
subscriptions	-	-	-	31,200	-	31,200
Non-cash services from
officers and directors	-	-	9,900	-	-	9,900
Net loss for the year	-	-	-	-	(20,484)	(20,484)

Balance, March 31, 2003	6,500,000	6,500	9,900	31,200	(22,254)	25,346

Common stock issued
for cash for various
prices from $0.003 to
$0.004 per share	1,620,000	1,620	51,078	(31,200)	-	21,498
Non-cash services from
officers and directors	-	-	10,800	-	-	10,800
Net loss for the year	-	-	-	-	(39,527)	(39,527)

Balance, March 31, 2004	8,120,000	8,120	71,778	-	(61,781)	18,117

Common stock issued
for cash at $0.037569	1,000,000	1,000	36,569	-	-	37,569
Non-cash services from
officers and directors	-	-	24,000	-	-	24,000
Net loss for the year	-	-	-	-	(103,604)	(103,604)

Balance, March 31, 2005	9,120,000	$9,120	$132,347	$-	$(165,385)	$(23,918)

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

1.          ORGANIZATION AND BASIS OF PRESENTATION

Organization

Digital Ecosystems Corp. (the “Company”), a development stage company, was incorporated in Nevada on February 21, 2002.

The Company is engaged in the business to provide both clean and pure bottled and bulk drinking water through various distribution methods, and to provide the various technologies that make water purification possible, available to the consumer.

Basis of Presentation

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2005, the Company had $4,014 in cash, negative working capital of $23,918, and accumulated net losses of $165,385 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company does not have sufficient cash on hand to fund its proposed expenditures for the next twelve months and will require additional funding. These factors raise substantial doubts that the Company will be able to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish successful operations. The Company anticipates covering its costs by operating revenues and additional equity financing. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues.

The Company is not currently earning any revenues.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Financial Instruments

The Company’s financial instruments consist of cash, amounts receivable, accounts payable and accrued liabilities and due to related party. The carrying value of these financial instruments approximate their fair value due to their liquidity or their short-term nature.

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

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

For the Company’s international operations, local currencies are considered their functional currencies. The Company translates assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date, and revenue and expenses are translated at average monthly exchange rates. Translation adjustments resulting from this process are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The amount was not material from inception to 2005.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are in the statement of operations.

Net Income (Loss) Per Share

Statements of Financial Accounting Standards No. 128 – “Earnings Per Share”, requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At March 31, 2005 and 2004, the Company had no outstanding stock options, warrants and other convertible securities; accordingly, only basic EPS is presented.

Revenue Recognition

The Company is not currently earning any revenue. The Company expects to earn its revenue by (i) re-selling private labels; (ii) advertising by other businesses on the Company’s website; and (iii) sale of third party products originating from the website. Revenues are recognized once they are earned, specifically when: (a) services are provided or products are delivered to customers; (b) clear proof that an arrangement exists; (c) amounts are fixed or can be determined and; (d) the Company’s ability to collect is reasonably assured.

In particular, the Company will recognize:

i)	sales of private labels upon title transfer on shipment;
ii)	advertising revenue straight-line over the term of the advertising term;
iii)	commission revenue on a net basis as the Company acts as the broker for the products originating from the website.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Expenses

Advertising costs are expensed as incurred. No advertising expense was incurred from inception to 2005.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases, operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

Segmented Information

The Company follows FAS No. 131 disclosures about segments of an enterprise and related information about operating segments in financial statements, as well as additional disclosures about products and services, geographic areas and major customers.

The Company conducts substantially all of its operations in Canada in one business segment.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

3.	RELATED PARTY TRANSACTIONS

	a)	Due to Related Party

The president and director of the Company made a payment on behalf of the Company to a supplier during the year ended March 31, 2004, in the amount of $1,000. This amount is outstanding at March 31, 2005, was advanced without interest and is due on demand.

	b)	Services Rendered by Related Parties

The Company has been provided with non-cash services from two officers and directors. Accordingly, consulting services have been recorded of $24,000 (2004 - $10,800), and additional paid-in capital has been increased by the corresponding amount.

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

During the year ended March 31, 2005, the Company issued 1,000,000 common shares in exchange for cash proceeds of $37,569. Shares were issued at a price of $0.037569 per share.

5.	INCOME TAXES No provision for income taxes has been made for the period as the Company incurred net losses.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

5.	INCOME TAXES (Continued)

a)

Income tax provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2004 – 34%) to income before income taxes. The difference results from the following items:

		2005	2004

	Computed expected (benefit of) income taxes	$(27,066)	$(9,767)

	Increase in valuation allowance	27,066	9,767

		$-	$-

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2005	2004

Total income tax operating loss carry forward	$120,685	$41,081

Statutory tax rate	34%	34%

Deferred income tax asset	41,033	13,967

Valuation allowance	(41,033)	(13,967)

	$-	$-

c)
The Company has incurred operating losses and approximately $120,685, which, if unutilized, will expire through to 2025. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	Income Tax Operating Loss Carry
	Forward
	Amount	Expiration Date

2002	$1,770	2022
2003	10,584	2023
2004	28,727	2024
2005	79,604	2025

Total income tax operating loss carry
forward	$120,685

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

5.

INCOME TAXES (Continued)

Utilization of the Company’s net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

6.

RECENT ACCOUNTING PRONOUNCEMENTS

a) In November 2004, the FASB issued Statement 151 – “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4 – “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted in certain circumstances. Adopting the new standard is not expected to have a significant impact on the Company’s financial statements.

b) In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29”. The Company has determined that the adoption of SFAS 153 does not have an impact on its results of operations or financial position.

c) In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123”), “Share-Based Payment”. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The provisions of this Statement will be effective for the Company beginning January 1, 2007.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

7.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

ITEM 8.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.            CONTROLS AND PROCEDURES.

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

ITEM 8B.            OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of our officers and directors, their present positions with our company, and their biographical information.

Name of Director	Age	Position

Valentina Tuss	63	President ,Chief Executive Officer and Director

Geoffrey O. Last	40	Secretary, Treasurer, Chief Financial Officer and Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Valentina Tuss, is our President, Chief Executive Officer and a director and has served in those capacities since our inception on February 21, 2002. From August 1997 to present, Ms. Tuss was an independent marketing executive with INC 500 Corporation – Melaleuca Inc., promoting the company’s products and signing new customers for the company. Also, from 2000 to present, Ms. Tuss has acted as an advisor to LFI Ltd., a Taiwanese organization engaged in promoting trade and commerce between Canada and Taiwan, inclusive of sourcing out investment opportunities both in North America and South East Asia.

Ms. Tuss’s experience includes working with government officials in the strategic planning and development of Western Canada as a tourist destination to offshore markets. She has developed programs to market wilderness and adventure to markets in Japan and Germany. Her interest in the environment has led her to develop Digital Ecosystems.

Ms. Tuss has developed a network of international business contacts as a direct result of global travel in locations including, Australia, the U.K., Continental Europe, the Caribbean, Canada and the U.S.A. Ms. Tuss has handled public relations and media for high profile individuals and created tours that generate interest in the sensitivity of various ecosystems. Ms. Tuss obtained a marketing diploma from the University of British Columbia in 1988.

Geoffrey O. Last, Mr. Last is our Secretary, Treasurer a director and has served in those capacities since February 21, 2002. Mr. Last has been active in corporate finance and capital development for several years. From September 2001 to present, Mr. Last has been involved in coordinating bridge financing, corporate development and stockholder communications for Internet Studios-Venture Capital. Also since 1991, Mr. Last has served as president of Last Motorcar Company. As president of the Last Motorcar Company, his leadership resulted in annual sales of $2 million to $5 million from inception.

From February 1992 to September 1999 Mr. Last worked as a private consultant responsible for the activation of mergers and acquisitions for Triumph Foods International and for the distribution strategy for Amesco – Americas Coffee Corporation that developed $3 million to $5 million in annual sales. Mr. Last’s contribution to our company will primarily be in business and corporate development.

Committees of the Board Of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors will consider establishing various committees during the current fiscal year.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this Annual Report on Form 10-KSB for the year ended March 31, 2005. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that during the year ended March 31, 2005, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.             EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information as to the following individuals (our “named executive officers”) for the three most recently completed fiscal years ended March 31, 2005, 2004 and 2003:

(a)	our chief executive officer and chief financial officer; and

(b)	our most highly compensated executive officer.

No other compensation was paid to our named executive officers other than the compensation set forth below.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs* (#)	LTIP payouts ($)
Valentina Tuss	Director, President and Chief Executive Officer	2005 2004 2003	$0 $0 $0	0 0 0	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0
Geoffrey Last	Director, Secretary, Treasurer and Chief Financial Officer	2005 2004 2003	$0 $0 $0	0 0 0	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0

STOCK OPTION GRANTS

We did not grant any stock options to our executive officers or directors during our most recent fiscal year ended March 31, 2005. We also have not granted any stock options to our executive officers or directors since March 31, 2005. In addition, as of March 31, 2005, no retirement, pension or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our executive officers or directors during the financial year ended March 31, 2005 and no stock options have been exercised since March 31, 2005.

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

COMPENSATION OF DIRECTORS

We presently do not pay our directors and officers any salary or consulting fee. We anticipate that compensation may be paid to directors and officers in the event that we generate revenues from sales commissions and advertising or that the revenues generated will exceed the operating costs of the Water Business.

EMPLOYMENT CONTRACTS

We do not have employment contracts with any of our executive officers or directors. We also do not have any termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 1, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Valentina Tuss President and Chief Executive Officer 105 – 5158 48th Avenue Delta, BC, Canada V4K 5B6	6,500,000 Direct	71.3%
Common Stock	Geoffrey O. Last Secretary, Treasurer and Chief Financial Officer 1245 Homer Street Vancouver, BC, Canada V6B 2Y9	NIL	N/A
Common Stock	All Officers and Directors as a Group (2 persons)	6,500,000	71.3%

(1)
Applicable percentage of ownership is based on 9,120,000 shares of common stock issued and outstanding as of July 1, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of July 1, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of July 1, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Security Ownership of Management

We are not aware of any arrangement that might result in a change in control in the future.

EQUITY COMPENSATION PLAN INFORMATION AS AT MARCH 31, 2005
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	N/A	N/A	N/A
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	-	-	-

ITEM 12.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as disclosed below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Any of our promoters; and
•	Any relative or spouse of any of the foregoing persons who has the same house as such person.

We issued 6,500,000 shares of common stock on August 1, 2002 to Ms. Valentina Tuss at a price of $0.001 per share, for total proceeds of $6,500. Ms. Tuss is a director and our president and chief executive officer. These shares were issued pursuant to Section 4(2) of the Securities Act. The 6,500,000 shares of common stock are restricted shares as defined in the Securities Act. This issuance was made to Ms. Tuss who is a sophisticated individual and, by way of her position as president of our company, is in a position of access to relevant and material information regarding our operations.

We have been provided with non-cash services from our two directors. Accordingly, consulting services have been recorded in the accompanying financial statements at a value of $44,700 from inception to March 31, 2005, and our additional paid-in capital has been increased by the corresponding amount. The value of the consulting services has been calculated by establishing the fair value of the hourly rate, times the estimated total hours spent by the directors. No monetary amount will be paid or exchanged for these services.

ITEM 13.             EXHIBITS.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our registration statement on Form SB-2 originally filed on September 16, 2004, as amended.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed and/or accrued for the two most recently completed fiscal years ended March 31, 2005 and March 31, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2005	Year Ended March 31, 2004
Audit Related Fees	$5,000	$8,500
Tax Fees	-	$850
All Other Fees	-	$7,650
Total	$5,000	$17,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ECOSYSTEMS CORP.

By:	/s/ Valentina Tuss
VALENTINA TUSS
President and Chief Executive Officer
Director
(Principal Executive Officer)

Date:	July 11, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Valentina Tuss
VALENTINA TUSS
President and Chief Executive Officer
Director
(Principal Executive Officer)

Date:	July 11, 2005

By:	/s/ Geoffrey O. Last
GEOFFREY O. LAST
Secretary, Treasurer and Chief Financial Officer
Director
(Principal Accounting Officer)

Date:	July 11, 2005