Form 10QSB
period 2005-06-30
DIGITAL ECOSYSTEMS CORP.
filed 2005-08-22
CIK 1298824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
 ☒  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2005

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 18, 2005, the Registrant had 9,120,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ending March 31, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", and “Digital Ecosystems” mean Digital Ecosystems Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

FIRST QUARTER FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

BALANCE SHEETS

	JUNE 30	MARCH 31
	2005	2005
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$833	$4,014

LIABILITIES

Current
Accounts payable and accrued liabilities	$14,834	$26,932
Due to related party	17,173	1,000
	32,007	27,932

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
100,000,000 common stock with a par value of $0.001
per share
100,000,000 preferred stock with a par value of $0.001
per share

Issued and outstanding
9,120,000 common shares at June 30, 2005 and
March 31, 2005	9,120	9,120

Additional paid-in capital	138,347	132,347

Deficit Accumulated During The Development Stage	(178,641)	(165,385)
	(31,174)	(23,918)

	$833	$4,014

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION ON
			FEBRUARY 21
	THREE MONTHS ENDED		2002 TO
	JUNE 30		JUNE 30
	2005	2004	2005

Revenue	$-	$-	$-

Expenses
Consulting – Officers and directors	6,000	-	50,700
Consulting – Website development	-	-	10,094
Consulting – Other	-	-	22,946
Office and miscellaneous	476	870	9,716
Professional fees	6,625	1,134	84,230
Rent	-	-	3,105
Telephone	124	-	954
Foreign exchange	31	-	(3,784)
Transfer agent	-	-	680

Net Loss For The Period	$(13,256)	$(2,004)	$(178,641)

Net Loss Per Share – Basic	$(0.00)	$(0.00)

Weighted Average Number Of Shares
Outstanding	9,120,000	8,592,527

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION ON
			FEBRUARY 21
	THREE MONTHS ENDED		2002 TO
	JUNE 30		JUNE 30
	2005	2004	2005

Cash Flows From Development Activities
Net loss for the period	$(13,256)	$(2,004)	$(178,641)

Adjustment To Reconcile Net Loss To Net Cash
Used In Development Activities
Decrease (Increase) in accounts receivable	-	1,134	-
Increase in due to related party	16,173	-	17,173
Increase (Decrease) in accounts payable and
accrued liabilities	(12,098)	(2,339)	14,834
Non-cash services from officers and directors	6,000	-	50,700
	(3,181)	(3,209)	(95,934)
Cash Flows From Financing Activity
Proceeds from issuance of common stock	-	37,569	96,767

Net Increase (Decrease) In Cash	(3,181)	34,360	833

Cash, Beginning Of Period	4,014	21,983	-

Cash, End Of Period	$833	$56,343	$833

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, FEBRUARY 21, 2002, TO JUNE 30, 2005
(Unaudited)

					DEFICIT
					ACCUMULATED
	NUMBER		ADDITIONAL	STOCK	DURING THE
	OF		PAID-IN	SUBSCRIPTIONS	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Common stock issued
for cash at $0.001 per
share	1,500,000	$1,500	$-	$-	$-	$1,500
Net loss for the period	-	-	-	-	(1,770)	(1,770)

Balance, March 31, 2002	1,500,000	1,500	-	-	(1,770)	(270)

Common stock issued
for cash at $0.001 per
share	5,000,000	5,000	-	-	-	5,000
Cash received for stock
subscriptions	-	-	-	31,200	-	31,200
Non-cash services from
officers and directors	-	-	9,900	-	-	9,900
Net loss for the year	-	-	-	-	(20,484)	(20,484)

Balance, March 31, 2003	6,500,000	6,500	9,900	31,200	(22,254)	25,346

Common stock issued
for cash for various
prices from $0.003 to
$0.004 per share	1,620,000	1,620	51,078	(31,200)	-	21,498
Non-cash services from
officers and directors	-	-	10,800	-	-	10,800
Net loss for the year	-	-	-	-	(39,527)	(39,527)

Balance, March 31, 2004	8,120,000	8,120	71,778	-	(61,781)	18,117

Common stock issued
for cash at $0.037569	1,000,000	1,000	36,569	-	-	37,569
Non-cash services from
officers and directors	-	-	24,000	-	-	24,000
Net loss for the year	-	-	-	-	(103,604)	(103,604)

Balance, March 31, 2005	9,120,000	9,120	132,347	-	(165,385)	(23,918)

Non-cash services from
officers and directors	-	-	6,000	-	-	6,000
Net loss for the period	-	-	-	-	(13,256)	(13,256)

Balance, June 30, 2005	9,120,000	$9,120	$138,347	$-	$(178,641)	$(31,174)

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
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

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements, and notes thereto, included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2005. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended March 31, 2005, has been omitted. The results of operations for the three month period ended June 30, 2005 are not necessarily indicative of results for the entire year ending March 31, 2006.

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2005, the Company had $833 in cash, negative working capital of $31,174, and accumulated net losses of $178,641 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company does not have sufficient cash on hand to fund its proposed expenditures for the next twelve months and will require additional funding. These factors raise substantial doubts that the Company will be able to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish successful operations. The Company anticipates covering its costs by operating revenues and additional equity financing. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

	b)	Basis of Presentation (Continued)

The Company is not currently earning any revenues.

2.	RELATED PARTY TRANSACTIONS

	a)	Due to Related Party

The president and director of the Company has made payments on behalf of the Company to suppliers in the amount of $17,173. These amounts were advanced without interest and is due on demand.

	b)	Services Rendered by Related Parties

The Company has been provided with non-cash services from two officers and directors. Accordingly, consulting services have been recorded of $6,000 (2004 - $Nil), and additional paid-in capital has been increased by the corresponding amount.

The value of the consulting services has been calculated by establishing the fair value of the hourly rate, times the estimated total hours spent by the directors. No monetary amount will be paid or exchanged for these services.

3.	CAPITAL STOCK

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

INTRODUCTION

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

PLAN OF OPERATION

We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months, and will require additional financing to pursue our stated plan of operations. As a result, we have not made any significant progress in pursuing our plan of operation since the completion of our fiscal year ended March 31, 2005.

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

Our Website is presently operational. To date, we have expended a total of $58,995 on developing our Website. Once we have completed our twelve month plan for developing and marketing our Website as described above, depending on the success of our initial marketing efforts, we estimate that we will require a further $50,000 to implement an advertising campaign to establish and enhance connections with potential candidates for supply agreements or representation agreements.

Our actual expenditures and business plan may differ from the one stated above. Our Board of Directors may decide not to pursue this plan. In addition, we may modify the plan based on available financing.

As of June 30, 2005, the date of our most recently available financial statements, we had cash in the amount of $833. Our total expenditures over the next twelve months are anticipated to be approximately $50,000. We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months, and will require additional financing to pursue our stated plan of operation. Further marketing and development work on our Website, also will require additional funding in the event that our current cash on hand is insufficient for any additional work proposed. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional expenditures. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as we generate revenues from our Website operations. We do not have any arrangements in place for any future equity financing.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At June 30, 2005	At March 31, 2005	Increase / (Decrease)
Current Assets	$833	$4,014	(79.2)%
Current Liabilities	$32,007	$27,932	14.59%
Working Capital (Deficit)	$31,174	$23,918	30.34%

Cash Flows
	Three Months Ended June 30
	2005	2004
Cash Flows From (used in) Development Activities	$(3,181)	$(3,209)
Cash Flows From (used in) Financing Activities	-	$37,569
Net Increase (Decrease) in Cash During Period	$(3,181)	$34,360

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

From inception to June 30, 2005, we have suffered cumulative losses in the amount of $178,641. We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives and working capital needs and are currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to earn revenues from the operation of, our Website. As a result of the foregoing, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

RISKS AND UNCERTAINTIES

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

We have incurred a net loss of $178,641 for the period from inception to June 30, 2005, and have earned no revenues to date. Our future is dependent upon future profitable operations from the development of our Website. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of $833 as of June 30, 2005. Our total expenditures over the next twelve months are anticipated to be approximately $50,000, the majority of which is due to the development and marketing of our Website and general, legal, accounting and administrative expenses associated with this offering and as a result of our becoming a reporting issuer under the Exchange Act. We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months and will require additional financing. Further marketing and development work on our Website will also require additional funding in the event that our cash on hand is insufficient for any additional work proposed.

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

We Will Require Additional Financing And May Not Be Able To Continue Operations If Additional Financing Is Not Obtained

As of June 30, 2005, we had cash in the amount of $833. Our total expenditures over the next twelve months are anticipated to be approximately $50,000, the majority of which is due to the development and marketing of our Website and general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require a further $50,000 to implement an advertising campaign to establish and enhance connections with potential candidates for supply agreements or representation agreements.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer have determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

None.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.              OTHER INFORMATION.

None.

ITEM 6.              EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Notes
(1)	Filed with the SEC as an exhibit to our registration statement on Form SB-2 originally filed on September 16, 2004, as amended.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on July 13, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ECOSYSTEMS CORP.

		By:	/s/ Valentina Tuss
Date:	August 19, 2005		VALENTINA TUSS
President and Chief Executive Officer
Director
(Principal Executive Officer)

		By:	/s/ Geoffrey O. Last
Date:	August 19, 2005		GEOFFREY O. LAST
Secretary, Treasurer and Chief Financial Officer
Director
(Principal Accounting Officer)