Form 10QSB
period 2005-09-30
DIGITAL ECOSYSTEMS CORP.
filed 2005-11-21
CIK 1298824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended September 30, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period ________ to ________

COMMISSION FILE NUMBER 000-51152

DIGITAL ECOSYSTEMS CORP.
(Name of small business issuer in its charter)

NEVADA	98-0431245
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1313 East Maple Street, Suite 223
Bellingham, WA	98225
(Address of principal executive offices)	(Zip Code)

(360) 685-4240
Issuer's telephone number

#1500 – 701 West Georgia Street
Vancouver, British Columbia, Canada V7Y 1C6
(604) 681-7039
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2005, the Registrant had 28,700,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending March 31, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", and “Digital Ecosystems” mean Digital Ecosystems Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

SECOND QUARTER FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	SEPTEMBER 30	MARCH 31
	2005	2005
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$88	$4,014

LIABILITIES

Current
Accounts payable and accrued liabilities	23,346	$26,932
Due to related party (Note 2(a))	22,173	1,000
Loan payable (Note 3)	$8,424	-
	53,943	27,932

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
1,000,000,000 voting common stock with a par value
of $0.001 per share
100,000,000 preferred stock with a par value of
$0.001 per share

Issued and outstanding
91,200,000 common shares at March 31, 2005	28,700	91,200
28,700,000 common shares at September 30, 2005

Additional paid-in capital	124,767	50,267

Deficit Accumulated During The Development Stage	(207,322)	(165,385)
	(53,855)	(23,918)

	$88	$4,014

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD
					FROM
					INCEPTION
					ON
					FEBRUARY
					21
	THREE MONTHS ENDED		SIX MONTHS ENDED		2002 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER
					30
	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting – Officers and
directors	6,000	6,000	12,000	12,000	56,700
Management fees	5,000	-	5,000	-	5,000
Consulting – Website
development	-	-	-	-	10,094
Consulting – Other	-	-	-	-	22,946
Office and miscellaneous	2,004	1,038	2,480	1,909	11,720
Professional fees	15,465	15,685	22,090	16,818	99,695
Rent	-	-	-	-	3,105
Telephone	89	144	213	144	1,043
Foreign exchange	(63)	-	(32)	-	(3,847)
Transfer agent	186	-	186	-	866

Net Loss For The Period	(28,681)	(22,867)	$(41,937)	$(30,871)	$(207,322)

Net Loss Per Share – Basic	(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted Average Number
Of Shares Outstanding	81,009,783	91,200,000	86,077,049	88,522,404

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION ON
					FEBRUARY 21
	THREE MONTHS ENDED		SIX MONTHS ENDED		2002 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004	2005

Cash Flows From
Development Activities
Net loss for the period	$(28,681)	$(22,867)	$(41,937)	$(30,871)	$(207,322)

Adjustment To Reconcile Net
Loss To Net Cash Used In
Development Activities
Decrease (Increase) in
accounts receivable	-	-	-	1,134	-
Increase in due to related
party	5,000	-	21,173	-	22,173
Increase (Decrease) in
accounts accrued liabilities	8,512	7,167	(3,586)	4,828	23,346
Non-cash services from
officers	6,000	6,000	12,000	12,000	56,700
	(9,169)	(9,700)	(12,350)	(12,909)	(105,103)

Cash Flows From Financing
Activities
Loan payable	8,424	-	8,424	-	8,424
Proceeds from issuance
of common stock	-	-	-	37,569	96,767
	8,424	-	8,424	37,569	105,191

Net Increase (Decrease) In
Cash	(745)	(9,700)	(3,926)	24,660	88

Cash, Beginning Of Period	833	56,343	4,014	21,983	-

Cash, End Of Period	$88	$46,643	$88	$46,643	$88

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, FEBRUARY 21, 2002, TO SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	NUMBER		ADDITIONAL	STOCK	DURING THE
	OF		PAID-IN	SUBSCRIPTIONS	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Common stock issued for cash	15,000,000	$15,000	$(13,500)	$-	$-	$1,500
Net loss for the period	-	-	-	-	(1,770)	(1,770)

Balance, March 31, 2002	15,000,000	15,000	(13,500)	-	(1,770)	(270)

Common stock issued for cash	50,000,000	50,000	(45,000)	-	-	5,000
Cash received for stock
subscriptions	-	-	-	31,200	-	31,200
Non-cash services from officers
and directors	-	-	9,900	-	-	9,900
Net loss for the year	-	-	-	-	(20,484)	(20,484)

Balance, March 31, 2003	65,000,000	65,000	(48,600)	31,200	(22,254)	25,346

Common stock issued for cash	16,200,000	16,200	36,498	(31,200)	-	21,498
Non-cash services from officers
and directors	-	-	10,800	-	-	10,800
Net loss for the year	-	-	-	-	(39,527)	(39,527)

Balance, March 31, 2004	81,200,000	81,200	(1,302)	-	(61,781)	18,117

Common stock issued for cash	10,000,000	10,000	27,569	-	-	37,569
Non-cash services from officers
and directors	-	-	24,000	-	-	24,000
Net loss for the year	-	-	-	-	(103,604)	(103,604
						)

Balance, March 31, 2005	91,200,000	91,200	50,267	-	(165,385)	(23,918)

Non-cash services from officers
and directors	-	-	12,000	-	-	12,000

Cancellation of 62,500,000
common shares	(62,500,000)	(62,500)	62,500	-	-	-

Net loss for the period	-	-	-	-	(41,937)	(41,937)

Balance, September 30, 2005	28,700,000	28,700	124,767	-	(207,322)	(53,855)

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	ORGANIZATION AND BASIS OF PRESENTATION

	a)	Organization

Digital Ecosystems Corp. (the “Company”), a development stage company, was incorporated in Nevada on February 21, 2002.

The Company is engaged in the business of providing consumers with clean and pure bottled and bulk drinking water through various distribution methods, and the provision of the various technologies that make water purification possible. As at September 30, 2005, the Company is evaluating whether to continue their water business and is considering pursuing other opportunities in the oil and natural gas business.

The Company’s Board of Directors approved a stock split during the period ended September 30, 2005. All share and per share amounts for the period ended September 30, 2005 and comparative amounts for all periods presented have been restated to reflect the forward stock split unless otherwise indicated.

	b)	Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements, and notes thereto, included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2005. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended March 31, 2005, has been omitted. The results of operations for the six month period ended September 30, 2005 are not necessarily indicative of results for the entire year ending March 31, 2006.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

	b)	Basis of Presentation (Continued)

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2005, the Company had $88 in cash, negative working capital of $53,855, and accumulated net losses of $207,322 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company does not have sufficient cash on hand to fund its proposed expenditures for the next twelve months and will require additional funding. These factors raise substantial doubts that the Company will be able to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish successful operations. The Company anticipates covering its costs by operating revenues and additional equity financing. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues.

The Company is not currently earning any revenues.

2.	RELATED PARTY TRANSACTIONS

	a)	Due to Related Party

The Company’s former president and director has made payments on behalf of the Company to suppliers in the amount of $17,173. These amounts were advanced without interest and are due on demand. Subsequent to the period ended September 30, 2005, the Company’s former president and director forgave the entire amount owing from the Company.

The Company’s current president and director is owed an amount of $5,000 for management services provided in the second quarter ended September 30, 2005.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

2.	RELATED PARTY TRANSACTIONS (Continued)

	b)	Non-Cash Services Rendered by Related Parties

The Company has been provided with non-cash services from two officers and directors. Accordingly, consulting services have been recorded of $12,000 (2004 - $12,000), and additional paid-in capital has been increased by the corresponding amount.

The value of the consulting services has been calculated by establishing the fair value of the hourly rate, times the estimated total hours spent by the directors. No monetary amount will be paid or exchanged for these services.

3.	LOAN PAYABLE

On September 15, 2005, the company entered into a loan agreement with Enerex Capital Corp. (the “lender”), whereby the lender agreed to loan the Company $8,424 ($10,000 CDN). The loan bears no interest and is repayable within 60 days.

4.	CAPITAL STOCK

From inception on February 21, 2002 to March 31, 2002, the Company issued 15,000,000 common shares in exchange for cash proceeds of $1,500.

During the year ended March 31, 2003, the Company issued 50,000,000 common shares, in exchange for cash proceeds of $5,000. It also received $31,200 for stock subscriptions for shares issued the following year.

During the year ended March 31, 2004, the Company issued 16,200,000 common shares in exchange for cash proceeds of $52,698 including the $31,200 received for share subscriptions in 2003.

During the year ended March 31, 2005, the Company issued 10,000,000 common shares in exchange for cash proceeds of $37,569.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

4.	CAPITAL STOCK (Continued)

In the second quarter ended September 30, 2005, the Company’s Board of Directors approved 10:1 forward stock split. As a result of the stock split, an additional 82,080,000 shares of common stock were issued.

In the second quarter ended September 30, 2005, the Company cancelled 62,500,000 shares of common stock and they were returned back to the Company’s treasury for no proceeds.

5.	SUBSEQUENT EVENTS

a)

Subsequent to the second quarter ended September 30, 2005, the Company entered into a business consulting agreement with Beneficial Designs Inc. The term of the agreement is for thirteen months commencing October 1, 2005. In consideration for the marketing and investor relations services provided, the Company will pay to Beneficial Designs Inc. a fee in the amount of $10,000 per month, payable at the beginning of each month.

b)

Subsequent to the second quarter ended September 30, 2005, the Company entered into a marketing management services agreement with Chorus Marketing Ltd. The term of the agreement is for one year commencing October 15, 2005. In consideration for the marketing services provided, the Company will pay a monthly retainer of $5,000 plus any additional expenditures that may be incurred. Payment is due at the beginning of each month.

c)

Subsequent to the second quarter ended September 30, 2005, the Company entered into a loan agreement in the amount of $100,000. The loan bears interest at 12% per annum, is due on or before October 11, 2006, is unsecured, and is convertible at the option of the holder at a price per share equal to the closing price of the Company’s common shares on the OTC. BB market on the day preceding notice from the lender of its intent to convert the loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

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

Recent Corporate Developments

We have not earned revenues to date, and from inception to September 30, 2005, we have suffered cumulative losses in the amount of $207,322. We are presently evaluating whether to continue developing our Water Business and are considering pursuing other opportunities in the oil and natural gas business, in part based on our current management’s experience in the natural resource industry. Mr. Gregory Leigh Lyons, who was appointed as our chief executive officer, chief financial officer, president, secretary, treasurer and as our sole director on September 15, 2005, has more than 21 years of domestic and international experience in operations, P&L management, strategic planning and positioning, acquisition, and project management with both start-up and mature organizations. Most of his career has been spent in the oil and gas exploration and production business sector.

Since the completion of our last fiscal quarter ended June 30, 2005, we have experienced the following corporate developments:

1.

We entered into a Marketing Management Services Contract (the “Marketing Agreement”) with Chorus Marketing (“Chorus”) dated October 15, 2005. Pursuant to the terms of the Marketing Agreement, we agreed to pay Chorus $5,000 per month in consideration of which Chorus agreed to act as our representative and oversee the coordination of marketing initiatives on our behalf including: brand identity, website design and development, investor information packages, copywriting, editing and proofing and news release dissemination services. We further agreed to reimburse Chorus for all disbursements reasonably incurred by Chorus for the purpose of providing the consulting services to us. The Marketing Agreement is for a term of one year and expires on October 16, 2006.

2.

We entered into a loan agreement (the “Loan Agreement”) with Carnavon Trust Reg. (“Carnavon”), a domiciled discretionary trust of Lichtenstein, dated for reference October 11, 2005. Pursuant to the terms of the Loan Agreement we received a loan of $100,000 (the “Loan”) which we agreed to repay by October 11, 2006 with interest on the Loan payable at an annual rate of 12%. Upon maturity of the Loan, Carnavon has the option to convert the Loan amount at a price equal to the closing price of our common stock quoted on the over- the-counter bulletin board on the day preceding the day we receive the notice of conversion.

3.

We entered into a consulting agreement with Beneficial Designs, Inc. (“BDI”) dated October 1, 2005 (the “Consulting Agreement”), pursuant to which BDI agreed to provide Digital Ecosystems with certain marketing and investor relations services in consideration of which we are to pay $10,000 per month to BDI. We further agreed to reimburse BDI for all disbursements reasonably incurred by BDI for the purpose of providing the consulting services to Digital Ecosystems. The Consulting Agreement commenced October 1, 2005 and terminates on October 31, 2006. The Consulting Agreement may be terminated by either party on 30 days written notice with the exception that during the first 90 day probationary period of the Consulting Agreement we may at our option terminate the Consulting Agreement.

4.

Effective September 16, 2005, we completed a ten-for-one split of our issued and outstanding common stock. As a result of the stock split, our authorized capital has increased from 100,000,000 shares of common stock with a par value of $0.001 per share, of which 2,870,000 shares were issued and outstanding, to 1,000,000,000 shares of common stock with a par value of $0.001 per share, of which 28,700,000 are issued and outstanding. As a result of the stock split, the symbol under which our shares trade on the OTC Bulletin Board has been changed from “DECS” to “DGEO,” effective September 16, 2005.

5.

On September 15, 2005, Mr. Gregory Leigh Lyons acquired 250,000 (pre-split) shares of our common stock from Ms. Valentina Tuss for consideration of $20,000 paid from personal funds. At the same time, Ms. Tuss surrendered for cancellation 6,250,000 (pre-split) shares held by her. As a result of the share transfer and share cancellation by Ms. Tuss, Mr. Lyons holds 8.7% of the outstanding shares of our common stock and is our largest shareholder.

The purchase of the shares by Mr. Lyons and the cancellation of the shares by Ms. Tuss were completed under a share transfer and cancellation agreement dated September 1, 2005 (the “Share Transfer and Cancellation Agreement”). Under the terms of the Share Transfer and Cancellation Agreement, on September 15, 2005 Ms. Tuss resigned as president, chief executive officer and a director of Digital Ecosystems and Mr. Geoffrey O. Last resigned as our chief financial officer, secretary, treasurer and as a director. Following the resignations of Mr. Last and Ms. Tuss, Mr. Lyons was appointed as our chief executive officer, chief financial officer, president, secretary, treasurer and as our sole director.

6.

On September 15, 2005, we entered into a loan agreement with Enerex Capital Corp. (the “lender”), whereby the lender agreed to loan us $8,424 ($10,000 CDN). The loan bears no interest and is repayable within 60 days.

Water Business

Our Water Business is intended to serve customers through a website that directs regional sales to the local area affiliate and coordinates sales and distribution. We intend to aggregate contacts in the water industry to provide the most comprehensive catalog of water products and bring them to communities in North America with plans to expand globally. The products we intend to offer cover a range from:

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

Subject to our determination as to whether to continue developing our Water Business, our business plan is to use the Website to earn revenues from the following sources:

(a)	Reselling – private label reselling agreements;
(b)	Establishing additional affiliations to capture advertising revenue; and
(c)	Sale of products and all e-commerce transactions originating from the Website.

We have not earned any revenues to date. Subject to our determination as to whether to continue developing our Water Business we plan to use the Website to earn revenues from advertising, sales of products and all e-commerce transactions originating from the Website. We do not anticipate earning revenues until such time as we complete the marketing, promotion and development of the Website.

PLAN OF OPERATION

We have not earned any revenues to date, and from inception to September 30, 2005, we have suffered cumulative losses in the amount of $207,322. We are presently evaluating whether to continue developing our Water Business and considering pursuing other opportunities in the oil and natural gas business.

Subject to our determination as to whether to continue developing our Water Business and our ability to obtain additional financing, the following are the highlights our milestones and objectives for developing and marketing our Website over the next twelve months:

Milestones and Objectives	Anticipated Costs	Time Frame
1. Complete web site development, hosting, working capital.	$5,000	1 month
2. Complete beta testing of web site	$5,000	1 month
3. Registering vendors/vendees – contacting and signing up related parties.	$1,000	4 - 6 months

Milestones and Objectives	Anticipated Costs	Time Frame
4. Building an experienced advisory board – recruiting key, seasoned personnel.	$2,000	6 - 8 months
5. Developing key industry relationships – building out web portal with related industry groups.	$1,000	9 - 12 months
6. Build relationships with key players in industry – attend trade shows, join industry organizations.	$2,000	9 - 12 months
7. Develop private water label distribution – secure relationship with water supplier, label supplier, expand sales mission.	$2,000	4 - 6 months
8. Implement marketing and advertising campaign.	$12,000	9 - 12 months
TOTAL	$30,000	-

We anticipate that we will spend approximately $207,000 over the next twelve months on the following expenses:

Category	Planned Expenditures over the Next Twelve Months (US$)
Professional Fees	$15,000
Office Expenses	$12,000
Consulting Fees	$180,000

TOTAL	$207,000

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

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We are a development stage company and presently have only nominal operations and assets.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At September 30, 2005	At March 31, 2005	Increase / (Decrease)
Current Assets	$88	$4,014	(4461)%
Current Liabilities	$53,943	$27,932	93%
Working Capital (Deficit)	$(53,855)	$(23,918)	125%

Cash Flows
	Six Months Ended September 30
	2005	2004
Cash Flows (used in) Development Activities	$(12,350)	$(12,909)
Cash Flows From Financing Activities	$8,424	$37,569
Net Increase (Decrease) in Cash During Period	$(3,926)	$24,660

The decreases in our working capital surplus at September 30, 2005 from our year ended March 31, 2005, and the increases in our cash used during the periods ended on September 30, 2005, from the comparable periods of the preceding fiscal year are primarily a result of the increase in our professional fees related to the professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto and from the fact that we had no revenue or sources of financing during the period ended September 30, 2005.

Future Financings

From inception to September 30, 2005, we have suffered cumulative losses in the amount of $207,322. We are presently evaluating whether to continue developing our Water Business and considering pursuing other opportunities in the oil and natural gas business. We expect to continue to incur substantial losses as we continue the development of our business.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Estimates

The preparation of our financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Actual results in future periods could be different from these estimates made.

Start-Up and Development Costs

Since inception, certain expenditures have been incurred primarily for product development, business development, market development and financing purposes. While these expenditures are intended to benefit future periods, we follow the accounting policy of expensing as incurred those expenditures not identified with specific projects or financing activities.

Comprehensive Income (Loss)

SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, we have not had any significant transactions that are required to be reported in other comprehensive income (loss).

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

We Have Yet To Attain Profitable Operations And Because We Will Need Additional Financing To Fund The Development Of Our Website, Our Accountants Believe There Is Substantial Doubt About Our Ability To Continue As A Going Concern.

We have incurred a net loss of $207,322 for the period from inception to September 30, 2005, and have earned no revenues to date. Our future is dependent upon future profitable operations from the development of our Website. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of $88 as of September 30, 2005. Our total expenditures over the next twelve months are anticipated to be approximately $207,000, the majority of which is due to consulting fees and expenditures related to general, legal, accounting and administrative expenses as a result of our becoming a reporting issuer under the Exchange Act. We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months and will require additional financing. Further marketing and development work on our Website will also require additional funding in the event that our cash on hand is insufficient for any additional work proposed.

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

Operating Results Are Difficult To Predict, With The Result That We May Not Achieve Profitability And Our Business May Fail.

Our future financial results are uncertain due to a number of factors, many of which are outside our control. These factors include:

(1)	Our ability to successfully market our Website and the Water Business;
(2)	Our ability to generate revenue through the Website and the Water Business;
(3)	The timing, cost and availability of services on Websites comparable to ours and other non-web services;
(4)	The amount and timing of costs relating to expansion of our operations;
(5)	The announcement or introduction of competing websites and products of competitors; and
(6)	General economic conditions and economic conditions specific to the internet and electronic commerce.
(7)	Our ability to transition the business from the Water Business to the Oil and Gas Business, should we determine to pursue that strategy.

These factors could negatively impact on our financial results, with the result that we may not achieve profitability and our business may fail.

We Will Require Additional Financing And May Not Be Able To Continue Operations If Additional Financing Is Not Obtained.

As of September 30, 2005, we had cash in the amount of $88. Our total expenditures over the next twelve months are anticipated to be approximately $207,000 the majority of which is due to consulting fees and general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Exchange Act. Further marketing and development work on our Website will require additional funding in the event that our current cash on hand is insufficient for any additional work proposed. After the twelve month period, we will require additional financing for any operational expenses and to pursue our plan of operation. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operation.

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

We Will Rely On Our Internet Service Provider For The Operation Of Our Business, If The Quality Of Products And Services Provided By Our Internet Service Provider Falls Below A Satisfactory Standard, Our Business Could Be Harmed.

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

We depend on our internet service provider for the following:

(1)	we do not own a gateway onto the internet, but instead rely on an internet service provider to connect the Website to the internet; and

(2)	the Website depends on operating system, database, and server software that has been developed, produced by third parties.

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

We Depend On Recruiting And Retaining Qualified Personnel And The Inability To Do So Would Seriously Harm Our Business.

Our success is dependent in part on the services of certain key management personnel, including G. Leigh Lyons, our sole director and officer. We presently do not have any formal or written agreements with our key management personnel providing services to us. The experience of our management is an important factor contributing to our success and growth and the loss of our management could have a material adverse effect on our company. Our future success also depends on our attracting, retaining and motivating highly skilled personnel and we may be unable to retain our key personnel or attract, assimilate or retain other highly qualified personnel in the future.

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

Because We Are Significantly Smaller And Less Established Than A Majority Of Our Competitors, We May Lack The Financial Resources Necessary To Compete Effectively And Sustain Profitability.

We operate in competitive, fragmented industries and compete for clients with a variety of larger and smaller companies that offer similar products and services. Many of these competitors are more established, offer more products, services and features, have a greater number of clients, locations, and employees, and also have significantly greater financial, technical, marketing, public relations, name recognition, and other resources than we have. While our objective is to continue to develop our Website, we currently or potentially compete with a variety of competitors involved in providing services via the internet. These competitors include:

(1)	http://www.culligan.com
(2)	http://www.pentawater.com
(3)	http://www.waternet.com
(4)	http://www.lakotawater.com
(5)	http://www.purewaterinc.com
(6)	http://www.bottledwaterweb.com
(7)	http://www.allwater.com

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

Is A Penny Stock, Stockholders Will Be More Limited In Their Ability To Sell Their Stock.

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

Legal remedies, which may be available to you as an investor in "penny stocks", are as follows:

(a)	if "penny stock" is sold to you in violation of your rights listed above, or other federal or states securities laws, you may be able to cancel your purchase and get your money back.

(b)	if the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.

(c)	if you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change to Authorized Capital Pursuant to NRS 78.209.(3)
3.3	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	Business Consultant Agreement dated October 1, 2005.(4)
10.2	Marketing Management Contract dated October 15, 2005.(4)
10.3	Loan Agreement dated for reference October 11, 2005 between Carnavon Trust Reg. and Digital Ecosystems Corp.
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibits
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on September 16, 2004, as amended.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on July 13, 2005.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 20, 2005.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.

REPORTS ON FORM 8-K

The following Current Reports on Form 8-K were filed since the beginning of the quarterly period ended September 30, 2005:

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of the Form 8-K
2005/09/01	2005/09/07	Item 7.01 - Regulation F-D Disclosure.
2005/09/16	2005/09/20	Item 5.01 - Change in Control;
Item 5.02 - Appointment of G. Leigh Lyons as sole officer and director;
Item 5.03 - 10:1 Stock Split and Concurrent Increase to Authorized Capital to 1,000,000,000 shares of common stock with a Capital to 1,000,000,000 shares of common stock with a par value of $0.001 per share; and
Item 8.01 - New Stock Symbol: DGEO.
2005/10/01	2005/10/28	Item 1.01 - Entry Into Consulting Agreement and Entry Into Marketing Agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ECOSYSTEMS CORP.

Date: November 17, 2005	By:	/s/ G. Leigh Lyons
G. LEIGH LYONS
President, Secretary, Treasurer,
Chief Executive Officer and Chief Financial Officer
Director
(Principal Executive Officer)
(Principal Accounting Officer)