Form 10QSB
period 2005-12-31
DIGITAL ECOSYSTEMS CORP.
filed 2006-02-16
CIK 1298824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2005

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________to ________

COMMISSION FILE NUMBER 000-51152

DIGITAL ECOSYSTEMS CORP.
 (Name of small business issuer in its charter)

NEVADA	98-0431245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1313 East Maple Street, Suite 223
Bellingham, WA	98225
(Address of principal executive offices)	(Zip Code)

(360) 685-4240
 Issuer's telephone number

Not Applicable
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 15, 2006, the Registrant had 28,700,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended December 31, 2005 are not necessarily indicative of the results that can be expected for the year ending March 31, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", and “Digital” mean Digital Ecosystems Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

THIRD QUARTER FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	DECEMBER 31	MARCH 31
	2005	2005

ASSETS

Current
Cash	$52,520	$4,014
Prepaid expense	19,964	-

	$72,484	$4,014

LIABILITIES

Current
Accounts payable and accrued liabilities	$8,914	$26,932
Due to related party	10,100	1,000
Notes payable	203,518	-
	222,532	27,932

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
1,000,000,000 voting common stock with a par value of
$0.001 per share
100,000,000 preferred stock with a par value of $0.001 per
share

Issued and outstanding
28,700,000 common shares at December 31, 2005	28,700	91,200
91,200,000 common shares at March 31, 2005

Additional paid-in capital	130,767	50,267

Deficit Accumulated During The Development Stage	(309,515)	(165,385)
	(150,048)	(23,918)

	$72,484	$4,014

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION ON
					FEBRUARY 21
	THREE MONTHS ENDED		NINE MONTHS ENDED		2002 TO
	DECEMBER 31		DECEMBER 31		DECEMBER 31
	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting – Officers and
directors	6,000	-	18,000	-	62,700
Management fees	30,000	-	35,000	-	35,000
Consulting – Website
development	-	-	-	-	10,094
Consulting – Other	33,292	6,299	33,292	18,299	56,238
Marketing Management	40,500	-	40,500	-	40,500
Office and miscellaneous	5,580	5,820	8,060	7,729	17,300
Professional fees	3,849	17,730	23,939	34,548	97,544
Research	1,036	-	1,036	-	1,036
Rent	710	-	710	-	7,815
Telephone	309	112	522	256	1,352
Foreign exchange	90	(4,298)	58	(4,298)	(3,757)
Transfer agent	-	-	186	-	866

Loss Before The Under
Noted	(121,366)	(25,663)	(161,303)	(56,534)	(326,688)

Gain On Extinguishment of
Debt	17,173	-	17,173	-	17,173

Loss For The Periods	$(104,193)	$(25,663)	$(144,130)	$(56,534)	$(309,515)

Loss Per Share – Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number
Of Shares Outstanding	28,700,000	9,120,000	66,881,818	8,941,818

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION ON
					FEBRUARY 21
	THREE MONTHS ENDED		NINE MONTHS ENDED		2002 TO
	DECEMBER 31		DECEMBER 31		DECEMBER 31
	2005	2004	2005	2004	2005

Cash Flows From
Operating Activities
Loss for the periods	$(104,193)	$(25,663)	$(144,130)	$(56,534)	$(309,515)

Adjustments to reconcile net
loss to net cash used in
operating activities
Non-cash services from
officers	6,000	6,000	18,000	18,000	62,700
Changes in non-cash working
capital items:
Decrease in accounts
receivable	-	-	-	1,134	-
Increase in prepaid	(19,964)	-	(19,964)	-	(19,964)
expense
Increase (Decrease) in due
to related party	(12,073)	-	9,100	-	10,100
Increase (Decrease) in
accounts payable and
accrued liabilities	(12,432)	8,662	(18,018)	13,490	8,914
	(142,662)	(11,001)	(155,012)	(23,910)	(247,765)

Cash Flows From Financing
Activities
Loan payable	(8,424)	-	-	-	-
Notes payable	203,518	-	203,518	-	203,518
Proceeds from issuance
of common stock	-	-	-	37,569	96,767
	195,094	-	203,518	37,569	300,285

Net Increase (Decrease) In
Cash	52,432	(11,001)	48,506	13,659	52,520

Cash, Beginning Of Period	88	46,643	4,014	21,983	-

Cash, End Of Period	$52,520	$35,642	$52,520	$35,642	$52,520

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, FEBRUARY 21, 2002, TO DECEMBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	NUMBER		ADDITIONAL	STOCK	DURING THE
	OF		PAID-IN	SUBSCRIPTIONS	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Common stock issued for cash	15,000,000	$15,000	$(13,500)	$-	$-	$1,500
Net loss for the period	-	-	-	-	(1,770)	(1,770)

Balance, March 31, 2002	15,000,000	15,000	(13,500)	-	(1,770)	(270)

Common stock issued for cash	50,000,000	50,000	(45,000)	-	-	5,000
Cash received for stock
subscriptions	-	-	-	31,200	-	31,200
Non-cash services from officers
and directors	-	-	9,900	-	-	9,900
Net loss for the year	-	-	-	-	(20,484)	(20,484)

Balance, March 31, 2003	65,000,000	65,000	(48,600)	31,200	(22,254)	25,346

Common stock issued for cash	16,200,000	16,200	36,498	(31,200)	-	21,498
Non-cash services from officers
and directors	-	-	10,800	-	-	10,800
Net loss for the year	-	-	-	-	(39,527)	(39,527)

Balance, March 31, 2004	81,200,000	81,200	(1,302)	-	(61,781)	18,117

Common stock issued for cash	10,000,000	10,000	27,569	-	-	37,569
Non-cash services from officers
and directors	-	-	24,000	-	-	24,000
Net loss for the year	-	-	-	-	(103,604)	(103,604)

Balance, March 31, 2005	91,200,000	91,200	50,267	-	(165,385)	(23,918)

Non-cash services from officers
and directors	-	-	18,000	-	-	18,000

Cancellation of 62,500,000
common shares	(62,500,000)	(62,500)	62,500	-	-	-

Net loss for the period	-	-	-	-	(144,130)	(144,130)

Balance, December 31, 2005	28,700,000	$28,700	$130,767	$-	$(309,515)	$(150,048)

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	ORGANIZATION AND BASIS OF PRESENTATION

	a)	Organization

Digital Ecosystems Corp. (the “Company”), a development stage company, was incorporated in Nevada on February 21, 2002.

The Company is engaged in the business of providing consumers with clean and pure bottled and bulk drinking water through various distribution methods, and the provision of the various technologies that make water purification possible. As at December 31, 2005, the Company is evaluating whether to continue their water business and is considering pursuing other opportunities in the oil and natural gas business.

The Company’s Board of Directors approved a stock split during the period ended September 30, 2005. All share and per share amounts for the period ended December 31, 2005 and comparative amounts for all periods presented have been restated to reflect the forward stock split unless otherwise indicated.

	b)	Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements, and notes thereto, included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2005. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended March 31, 2005, has been omitted. The results of operations for the nine month period ended December 31, 2005 are not necessarily indicative of results for the entire year ending March 31, 2006.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

	b)	Basis of Presentation (Continued)

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2005, the Company had $52,520 in cash, negative working capital of $150,048, and accumulated net losses of $309,515 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company does not have sufficient cash on hand to fund its proposed expenditures for the next twelve months and will require additional funding. These factors raise substantial doubts that the Company will be able to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish successful operations. The Company anticipates covering its costs by operating revenues and additional equity financing. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues.

The Company is not currently earning any revenues.

2.	RELATED PARTY TRANSACTIONS

	a)	Due to Related Party

The Company’s former president and director has made payments on behalf of the Company to suppliers in the amount of $17,173. These amounts were advanced without interest and are due on demand. On November 1, 2005, the Company’s former president and director forgave the entire amount owing from the Company.

As of December 31, 2005, the Company’s current president and director is owed an amount of $10,100 for consulting services rendered. This amount bears no interest and is repayable on demand.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

2.	RELATED PARTY TRANSACTIONS (Continued)

	b)	Non-Cash Services Rendered by Related Parties

The Company has been provided with non-cash services from two officers and directors. Accordingly, consulting services have been recorded of $18,000 (2004 - $18,000), and additional paid-in capital has been increased by the corresponding amount.

The value of the consulting services has been calculated by establishing the fair value of the hourly rate, times the estimated total hours spent by the directors. No monetary amount will be paid or exchanged for these services.

3.	NOTES PAYABLE

a)

The Company entered into a loan agreement on October 11, 2005 in the amount of $100,000. The loan bears interest at 12% per annum, is due on or before October 11, 2006, is unsecured, and is convertible at the option of the lender at a price per share equal to the closing price of the Company’s common share on the OTC.BB market on the day preceding notice from the lender of its intent to convert the loan.

b)

The Company entered into a loan agreement on December 5, 2005 in the amount of $100,000. The loan bears interest at 12% per annum, is due on or before December 5, 2006, is unsecured, and is convertible at the option of the lender at a price per share equal to the closing price of the Company’s common share on the OTC.BB market on the day preceding notice from the lender of its intent to convert the loan.

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

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

4.	CAPITAL STOCK (Continued)

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

5.	COMMITMENTS

a)

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

6.	SUBSEQUENT EVENT

On February 10, 2006, the Company entered into a definitive Share Exchange Agreement with GSL Energy Corporation (”GSL”), a Maryland Corporation, and MABio Materials Corporation, a Maryland corporation, and MAB Resources LLC, a Delaware limited liability company (collectively, the “GSL Shareholders”), for the purpose of acquiring at least 80% of the issued and outstanding common shares of GSL. Pursuant to the terms of the agreement and subject to closing, 100,000,000 common shares of GSL held by the GSL Shareholders will be converted, on a one for one basis, into shares of the Company’s common stock. Further, the Company will assume the obligations of GSL to issue additional shares of the common stock of GSL pursuant to options issued under GSL’s stock option plan, certain agreements entered into by GSL, and GSL’s convertible debentures and convertible notes outstanding.

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

INTRODUCTION

We are a development stage company in the business of developing and operating an internet based drinking water information and order service (the “Water Business”). Our plan of operation, subject to the completion of our transaction with GSL Energy Corporation, is to develop a comprehensive one-stop-shop source of water and water information and to become established as a significant industry distributor. On February 10, 2005 we entered into a definitive agreement with GSL Energy Corporation ("GSL"), a Maryland corporation, for the purpose of acquiring at least 80% of the issued and outstanding shares of GSL. Pursuant to the terms of the agreement and subject to closing, 100,000,000 shares of GSL’s issued and outstanding common stock held by certain of GSL’s stockholders will be converted on a one for one basis into shares of Digital’s common stock (the “Exchange”), and Digital will assume the obligations of GSL to issue additional shares of the common stock of GSL. Upon closing of the Exchange, we will own and operate the assets of GSL and change our business to that of GSL.

We have not earned any revenues to date, and from inception to December 31, 2005, we have suffered cumulative losses in the amount of $309,515. Closing of the Exchange is subject to a number of conditions and there is no assurance that the transaction with GSL will be completed.

Recent Corporate Developments

Since the completion of our last fiscal quarter ended September 30, 2005, we have experienced the following corporate developments:

1.

We entered into a stock exchange agreement with GSL Energy Corporation, MABio Materials Corporation and MAB Resources LLC for the purpose of acquiring at least 80% of the issued and outstanding shares of GSL. Pursuant to the terms of the agreement and subject to closing, 100,000,000 shares of GSL’s issued and outstanding common stock held by certain of GSL’s stockholders will be converted on a one for one basis into shares of Digital’s common stock, and Digital will assume the obligations of GSL to issue additional shares of the common stock of GSL pursuant to options issued under GSL’s stock option plan, certain agreements entered into by GSL, and GSL’s convertible debentures and convertible notes outstanding. GSL presently has 103,241,000 shares of its common stock issued and outstanding, and has options, convertible debentures and convertible notes outstanding to acquire additional shares of the common stock of GSL. Upon closing of the transaction, Digital will own and operate the assets of GSL and change its business to that of GSL. Closing of the Exchange is subject to a number of conditions, including the following: (i)

satisfactory completion of due diligence by both parties; and (ii) delivery of financial statements of GSL required under securities laws.

2.

On February 2, 2006, we entered into a loan agreement (the “Loan Agreement”) with Carnavon Trust Reg., a Liechtenstein domiciled discretionary trust, (“Carnavon”) of Aeulestrasse 5, FL-9490 Vaduz, Liechtenstein, pursuant to which we received a loan of $50,000. The loan accrues interest at a rate of twelve percent (12%) per annum and is for a term of one year. At the option of Carnavon, the loan or any portion thereof, may be converted into shares of Digital during the term of the loan agreement or upon maturity, at a price per share equal to the closing price of the our shares on the OTC Bulletin Board on the day preceding notice from Carnavon of its intention to convert. Prior to entering the Loan Agreement with Carnavon, we received from Carnavon a loan of $100,000 on December 5, 2005 and a loan $100,000 on October 11, 2005, respectively, on terms identical to those of the Loan Agreement.

3.

On January 3, 2006, Allan D. Laird was appointed as a member of our Board of Directors. Mr. Laird has extensive international oil and gas industry experience and is an expert in unconventional gas reservoirs. He is presently providing engineering and business development services to Falcon Oil & Gas Ltd. of Colorado, an oil and gas resource company listed on the TSX Venture Exchange. Prior to that, Mr. Laird was Executive Vice President of Ledge Resources, a private oil and gas company in Alberta. He also contributed significantly to the efforts by Ultra Petroleum on the Basin Centered Gas Accumulation (BCGA) project in the Green River Basin of Wyoming. Mr. Laird is the former President and Director of Gemini Energy Corp. and was also the President and a Director of Rapid Technology Corp. He graduated from Queen’s University with a B.Sc. in Mining Engineering in 1980 and is a Registered Professional Engineer in the Province of Alberta.

4.

During our third fiscal quarter ended December 31, 2005 we entered into a Letter of Intent (the “LOI”) dated November 18, 2005, as amended December 30, 2005, with GSL Energy Corporation, for the purpose of acquiring at least 80% of the issued and outstanding shares of GSL. Pursuant to the terms of the LOI, subject to the entry into a definitive agreement between the parties, each share of GSL’s issued and outstanding common stock was to be converted into one share of Digital’s common stock (the “Exchange”). The LOI was non-binding except as to the following provisions: (i) the parties agreed to pay their own costs associated with the LOI and the transactions contemplated therein, (ii) and Digital agreed not to enter into other negotiations for the merger or purchase of Digital during the term of the LOI.

5.

On December 13, 2005, we entered into a Research Distribution Agreement (the “Distribution Agreement”) with Taglich Brothers, Inc. (“Taglich”) of 405 Lexington Avenue, 51st Floor, New York, NY, USA, 10174, pursuant to which Taglich agreed to provide us with internet posted research report and quarterly updates in addition to the dissemination of such research reports to investors that subscribe to the Taglich website database. The Distribution Agreement commenced on December 13, 2005 and continues for an initial one-year term until December 13, 2006 and thereafter on a month to month basis at the option of Digital. In consideration of the foregoing, we agreed to pay to Taglich $21,000 in US funds for the initial one year term and thereafter, should we choose to continue on a month to month basis, a fee in the amount of $1,750 per month.

6.

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

7.

We entered into a consulting agreement with Beneficial Designs, Inc. (“BDI”) dated October 1, 2005 (the “Consulting Agreement”), pursuant to which BDI agreed to provide Digital with certain marketing and investor relations services in consideration of which we are to pay $10,000 per month to BDI. We further agreed to reimburse BDI for all disbursements reasonably incurred by BDI for the purpose of providing the consulting services to Digital. The Consulting Agreement commenced October 1, 2005 and terminates on October 31, 2006. The Consulting Agreement may be terminated by either party on 30 days written notice with the exception that during the first 90 day probationary period of the Consulting Agreement we may at our option terminate the Consulting Agreement.

Stock Exchange Agreement with GSL Energy Corporation

During our third fiscal quarter ended December 31, 2005 we entered into a Letter of Intent (the “LOI”) dated November 18, 2005, as amended December 30, 2005, with GSL Energy Corporation, for the purpose of acquiring at least 80% of the issued and outstanding shares of GSL. Pursuant to the terms of the LOI, subject to the entry into a definitive agreement between the parties, each share of GSL’s issued and outstanding common stock was to be converted into one share of Digital’s common stock. The LOI was non-binding except as to the following provisions: (i) the parties agreed to pay their own costs associated with the LOI and the transactions contemplated therein, (ii) and Digital agreed not to enter into other negotiations for the merger or purchase of Digital during the term of the LOI.

On February 10, 2006 Digital entered into a Stock Exchange Agreement (the “Exchange Agreement”) with GSL Energy Corporation, MABio Materials Corporation and MAB Resources LLC for the purpose of acquiring at least 80% of the issued and outstanding shares of GSL. Pursuant to the terms of the agreement and subject to closing, 100,000,000 shares of GSL’s issued and outstanding common stock held by certain of GSL’s stockholders will be converted on a one for one basis into shares of Digital’s common stock (the “Exchange”), and Digital will assume the obligations of GSL to issue additional shares of the common stock of GSL pursuant to options issued under GSL’s stock option plan, certain agreements entered into by GSL, and GSL’s convertible debentures and convertible notes outstanding.

Closing of the Exchange is subject to a number of conditions including the following:

(i)

From the date of the execution of the Exchange Agreement, Digital carry out its business in the ordinary course consistent with past practice and is not permitted without the consent of GSL, to: enter into other agreements, modify its incorporating documents, declare or pay any dividends, sell or lease or encumber its assets, issue, deliver or sell any of its shares, incur any additional indebtedness, grant severance or termination pay to directors, officers or employees, commence a lawsuit, make any changes in respect of its taxes, and discharge any liabilities or claims other than in the ordinary course of business;

(ii)	Digital’s total liabilities must not exceed $275,000 plus any amounts accrued, but unpaid, under its material agreements, from the date of the Exchange Agreement until the closing date;

(iii)	GSL having delivered to Digital financial statements required under applicable regulations of the SEC; and

(iv)	Satisfactory completion of due diligence of each of the parties to the Exchange Agreement.

GSL presently has 103,241,000 shares of its common stock issued and outstanding, and has options, convertible debentures and convertible notes outstanding to acquire additional shares of the common stock of GSL. Upon closing of the Exchange, Digital will own and operate the assets of GSL and change its business to that of GSL. There is no assurance that the Exchange transaction will be completed.

GSL is an oil and gas exploration company that was formed in June, 2005 and that has acquired primarily unconventional undeveloped oil and natural gas prospects in North America and Australia.

The foregoing summary is qualified in its entirety by reference to the Exchange Agreement which is filed as Exhibit 10.8 to this Quarterly Report and the LOI which is filed as an exhibit to Digital’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on November 25, 2005 and January 4, 2006.

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

Subject to the closing of our transaction with GSL, our business plan is to use our website to earn revenues from the following sources:

(a)	Reselling – private label reselling agreements;
(b)	Establishing additional affiliations to capture advertising revenue; and
(c)	Sale of products and all e-commerce transactions originating from our website

We have not earned any revenues to date. Subject to the closing of our transaction with GSL, we plan to use our website to earn revenues from advertising, sales of products and all e-commerce transactions originating from our website. We do not anticipate earning revenues until such time as we complete the marketing, promotion and development of our website.

PLAN OF OPERATION

We have not earned any revenues to date, and from inception to December 31, 2005, we have suffered cumulative losses in the amount of $309,515.

Subject to the closing of our transaction with GSL and our ability to obtain additional financing, the following are the highlights our milestones and objectives for developing and marketing our website over the next twelve months:

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

As of the fiscal quarter ended December 31, 2005, we had a cash balance of $52,520. We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months, and will require additional financing to pursue our stated plan of operation. As a result, we have not made any significant progress in pursuing our plan of operation since the completion of our fiscal year ended March 31, 2005. Further marketing and development work on our website, also will require additional funding in the event that our current cash on hand is insufficient for any additional work proposed.

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

Revenues

We have not earned any revenues to date, and from inception to December 31, 2005, we have suffered cumulative losses in the amount of $309,515.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

			Percentage
	At December 31, 2005	At March 31, 2005	Increase / (Decrease)
Current Assets	$72,484	$4,014	1,705.7%
Current Liabilities	$222,532	$27,932	696.7%
Working Capital (Deficit)	$(150,048)	$(23,918)	(527.3)%

Cash Flows

	Nine Months Ended December 31
	2005	2004
Cash Flows From Operating Activities	$(155,012)	$(23,910)
Cash Flows From Financing Activities	$203,518	$37,569
Net Increase (Decrease) in Cash During Period	$48,506	$13,659

The decreases in our working capital surplus at December 31, 2005 from our year ended March 31, 2005, and the increases in our cash used during the periods ended on December 31, 2005, from the comparable periods of the preceding fiscal year are primarily a result of the increase in our professional fees relating to our transaction with GSL.

Our former president and director made payments on behalf of Digital to suppliers in the amount of $17,173. These amounts were advanced without interest and were due on demand. On November 1, 2005, our former president and director forgave the entire amount owing from us. As of December 31, 2005, G. Leigh Lyons, our current president and a director, is owed an amount of $10,100 for consulting services rendered. This amount bears no interest and is repayable on demand. We have also received non-cash services from two officers and directors of Digital. Accordingly, consulting services have been recorded in the amount of $18,000 and additional paid-in capital on our financial statements accompanying this quarterly report have been increased by the corresponding amount.

Loan Agreements with Carnavon Trust Reg.

On February 2, 2006, we entered into a loan agreement (the “Loan Agreement”) with Carnavon Trust Reg., a Liechtenstein domiciled discretionary trust, (“Carnavon”) of Aeulestrasse 5, FL-9490 Vaduz, Liechtenstein, pursuant to which we received a loan of $50,000. The loan accrues interest at a rate of twelve percent (12%) per annum and is for a term of one year. At the option of Carnavon, the loan or any portion thereof, may be converted into shares of Digital during the term of the loan agreement or upon maturity, at a price per share equal to the closing price of the our shares on the OTC Bulletin Board on the day preceding notice from Carnavon of its intention to convert. Prior to entering the Loan Agreement with Carnavon, we received from Carnavon a loan of $100,000 on December 5, 2005 and a loan of $100,000 on October 11, 2005, respectively, on terms identical to those of the Loan Agreement.

Future Financings

From inception to December 31, 2005, we have suffered cumulative losses in the amount of $309,515. We expect to continue to incur substantial losses as we continue the development of our business.

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

We have incurred a net loss of $309,515 for the period from inception to December 31, 2005, and have earned no revenues to date. Our future is dependent upon future profitable operations from our business. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of $52,520 as of December 31, 2005. Our total expenditures over the next twelve months are anticipated to be approximately $207,000, the majority of which is due to consulting fees and expenditures related to general, legal, accounting and administrative expenses as a result of our becoming a reporting issuer under the Exchange Act. We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months and will require additional financing. Further marketing and development work on our website will also require additional funding in the event that our cash on hand is insufficient for any additional work proposed.

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

Operating Results Are Difficult To Predict, With The Result That We May Not Achieve Profitability And Our Business May Fail.

Our future financial results are uncertain due to a number of factors, many of which are outside our control. These factors include:

(1)	Our ability to successfully market our Website and the Water Business;
(2)	Our ability to generate revenue through the Website and the Water Business;
(3)	The timing, cost and availability of services on Websites comparable to ours and other non- web services;
(4)	The amount and timing of costs relating to expansion of our operations;
(5)	The announcement or introduction of competing websites and products of competitors;
(6)	General economic conditions and economic conditions specific to the internet and electronic commerce; and
(7)	Our ability to transition the business from the Water Business to the Oil and Gas Business, should we determine to pursue that strategy.

These factors could negatively impact on our financial results, with the result that we may not achieve profitability and our business may fail.

We Will Require Additional Financing And May Not Be Able To Continue Operations If Additional Financing Is Not Obtained.

As of December 31, 2005, we had cash in the amount of $52,520. Our total expenditures over the next twelve months are anticipated to be approximately $207,000 the majority of which is due to consulting fees and general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Exchange Act. Further marketing and development work on our Website will require additional funding in the event that our current cash on hand is insufficient for any additional work proposed. After the twelve month period, we will require additional financing for any operational expenses and to pursue our plan of operation. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operation.

Recognition Of The Website Is Essential To Growth Of The Water Business, If We Are Unsuccessful In Building Strong Recognition Of The Website, Then We May Not Be Able To Achieve Revenues.

We believe that the successful marketing, development and promotion of our website is critical to our success in attracting customers. Furthermore, we believe that the importance of customer awareness will increase as low barriers to entry encourage the proliferation of websites. If we are unsuccessful in building strong recognition of our website, then we may not be able to achieve revenues. Our website is intended to be marketed through various techniques including: search engine placement, opt-in newsletters, links, cross branding and banner ads. Supplier candidates are expected to be identified for each geographic region we have targeted. Candidates for supply or representation agreements are expected to be bottled water companies. Alliances are intended to be formed with local companies in the bottled industry in each area. A similar process is intended to be followed in each region as we expand. The marketing and promotion efforts contemplated by us may not be successful in creating business awareness of the website or in enabling us to achieve revenues.

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

We operate in competitive, fragmented industries and compete for clients with a variety of larger and smaller companies that offer similar products and services. Many of these competitors are more established, offer more products, services and features, have a greater number of clients, locations, and employees, and also have significantly greater financial, technical, marketing, public relations, name recognition, and other resources than we have. While our objective is to continue to develop our Website, we currently or potentially compete with a variety of competitors involved in providing services via the internet. These competitors include:

(1)	http://www.culligan.com/
(2)	http://www.pentawater.com/
(3)	http://www.waternet.com/
(4)	http://www.lakotawater.com/
(5)	http://www.purewaterinc.com/
(6)	http://www.bottledwaterweb.com/
(7)	http://www.allwater.com/

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change to Authorized Capital Pursuant to NRS 78.209.(3)
3.3	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	Business Consultant Agreement dated October 1, 2005.(4)
10.2	Marketing Management Contract dated October 15, 2005.(4)
10.3	Loan Agreement dated for reference October 11, 2005 between Carnavon Trust Reg. and Digital Ecosystems Corp.(5)
10.4	Letter of Intent dated November 18, 2005 between GSL Energy Corporation and Digital Ecosystems Corp. (6)
10.5	Amendment to Letter of Intent dated November 18, 2005 between GSL Energy Corporation and Digital Ecosystems Corp.(7)
10.6	Loan Agreement dated for reference December 5, 2006 between Carnavon Trust Reg. and Digital Ecosystems Corp.
10.7	Loan Agreement dated for reference February 2, 2006 between Carnavon Trust Reg. and Digital Ecosystems Corp.
10.8	Stock Exchange Agreement dated February 10, 2006 between Digital Ecosystems Corp., GSL Energy Corporation, MABio Materials Corporation and MAB Resources LLC
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on September 16, 2004, as amended.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on July 13, 2005.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 20, 2005.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(5)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 25, 2005.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 4, 2006.

REPORTS ON FORM 8-K

The following Current Reports on Form 8-K were filed since the beginning of the quarterly period ended December 31, 2005:

Date of Report on Form 8-K (YYYY/MM/D D)	Date of Filing with the SEC (YYYY/MM/D D)	Description of the Form 8-K
2005/10/01	2005/10/28	Item 1.01 - Entry Into Consulting Agreement and Entry Into Marketing Agreement.
2005/11/18	2005/11/25	Item 1.01 - Entry Into Material Definitive Agreement - Letter of Intent dated November 18, 2005 with GSL Energy Corporation.
2005/12/30	2006/01/04	Item 1.01 - Entry Into Material Definitive Agreement – Amendment to Letter of Intent with GSL Energy Corporation; Item 7.01 - Regulation F-D Disclosure – postponement of special meeting.
2006/01/03	2006/01/10	Item 5.02 - Appointment of Allan Laird as additional Director.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ECOSYSTEMS CORP.

Date:	February 16, 2006	By:	/s/ G. Leigh Lyons
G. LEIGH LYONS
President, Secretary, Treasurer,
Chief Executive Officer and Chief Financial Officer
Director
(Principal Executive Officer)
(Principal Accounting Officer)