Form 10KSB
period 2006-03-31
DIGITAL ECOSYSTEMS CORP.
filed 2006-07-14
CIK 1298824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-51152
DIGITAL ECOSYSTEMS CORP.

(Name of small business issuer in its charter)

Nevada	98-0431245

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1313 East Maple Street, Suite 223, Bellingham, WA	98225

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code (360) 685-4240
Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Title of each class
Securities registered pursuant to Section 12(g) of the Act:
$.001 Par Value Common Stock

Title of class
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The issuer’s revenues for its most recent fiscal year were $   0
At July 12, 2006, 225,373,000 common shares (the registrant’s only class of voting stock) were outstanding. The aggregate market value of the 105,555,000 common shares of the registrant held by nonaffiliates* on that date (based upon the closing price on such date) was $174,165,750.
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

*	Without assuming that any of the issuer’s directors or executive officers or the entity that owns shares of common stock are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

PART I
ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTY
Corporate History
     Digital Ecosystems Corp. (“We”or the “Company”) was incorporated on February 21, 2002 under the laws of the State of Nevada. On February 10, 2006, we entered into a Share Exchange Agreement (the “Agreement”) with GSL Energy Corporation (“GSL”) and certain shareholders of GSL for the purpose of acquiring the majority of the issued and outstanding shares of common stock of GSL, in exchange for shares of the Company’s common stock. On May 12, 2006, the parties to the Agreement completed the share exchange, and we changed our business to the business of GSL. Our principal offices are located at 1875 Lawrence Street, Suite 1400, Denver, CO 80202 and the phone number is 303-572-8900.
Business Prior to Share Exchange
     Prior to the share exchange with the shareholders of GSL, we were a development stage company in the business of developing and operating an internet based drinking water information and order service (the “Water Business”) at our website www.digitalecosystems.com (the “Website”). The Website was focused on providing consumers with current and comprehensive sources of bottled and bulk water, water information and water treatment options delivered through a website that aggregates and affiliates with national/regional, state-provincial, and large municipal bottled water companies and equipment manufacturers.
Business Subsequent to Share Exchange
     Upon the completion of the share exchange in the Agreement, we changed our business to the business of GSL, namely an independent oil and gas exploration and production company, engaged in the exploration, development and acquisition of crude oil and natural gas reserves and production in the western United States and in the Northern Territory of Australia. GSL’s primary assets consist of five separate properties, described as (i) an undivided 50% working interest in certain leases and related properties in each of Colorado (consisting of two separate properties), Montana, and Utah; and (ii) the contractual rights under which the Company will acquire from MAB Resources LLC, a Delaware limited liability company (“MAB Resources”), an undivided 50% working interest in four exploration licenses covering seven million net mineral acres in the Northern Territory of Australia. These assets are referred to herein collectively as the “Properties.” MAB Resources is controlled by Marc A. Bruner, who was the largest shareholder of GSL, and is currently the largest shareholder of the Company. The Properties will be managed and operated in three groups: Heavy Oil, Piceance Basin, and Australia.
Competition
     We operate in the highly competitive oil and gas areas of acquisition and exploration, areas in which other competing companies have substantially larger financial resources, operations, staffs and facilities. Such companies may be able to pay more for prospective oil and gas properties or prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.

Employees
     At July 12, 2006, we had 9 full time employees and 11 total employees.
Environmental Matters
     Operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.
     Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability’’ for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.
     Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as “hazardous wastes.’’ This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.
     The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund’’ law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a “hazardous substance’’ into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims.
     It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term “hazardous substances.’’ At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of “solid wastes’’ and “hazardous wastes,’’ certain oil and gas materials and wastes are exempt from the definition of “hazardous wastes.’’ This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.
     We believe that the operator of the properties in which we have an interest is in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties. Although we maintain insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that our insurance will be adequate to cover all such costs, that the insurance will continue to be available in the future or that the insurance will be available at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. We do believe, however, that our operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.
Heavy Oil Properties
Great Salt Lake — Utah.
     Pursuant to an Exploration Agreement effective as of June 1, 2005 (the “Utah Agreement”) between MAB Resources and GSL, MAB Resources has assigned to GSL an undivided 50% leasehold and working interest and related real and personal property in oil and gas leases currently owned or under contract covering 173,851 net mineral acres in the northern area of the Great Salt Lake in Utah (the “Utah Leases”). The Utah Leases allow for the exploration, development and production of hydrocarbons in the areas under the Utah Leases.
     In exchange for this undivided 50% leasehold interest, GSL will pay for the first $50,000,000 in costs paid or incurred in connection with or in respect to the acquisition, development and operations related to the Utah Leases, including for wells and associated or related facilities. The effect of GSL’s obligation to pay for the first $50,000,000 of costs (“Project Costs”) is that MAB Resources owns a “carried interest” equivalent to $25,000,000. A portion of this carried interest is paid in the form of advances by GSL to MAB Resources in the amount of $200,000 each month as a project development costs. The advances commenced June 1, 2005. The total amount of such advances are deducted from GSL’s $25,000,000 carried interest obligation. After $50,000,000 in costs have been paid or incurred by GSL, GSL and MAB Resources will each pay for their respective 50% proportionate share all further costs paid or incurred in connection with or in respect to the development and operation of the Utah Leases. In addition, MAB Resources will retain a three percent overriding royalty interest of the gross proceeds of all sales of hydrocarbons on the Utah Leases or on lands pooled or unitized therewith.
     Pursuant to the terms of the Utah Leases, one well must be drilled prior to the expiration date of the primary term under each Utah Lease. The primary terms of two of the Utah Leases end in June 2008, and the primary term of the third Utah Lease ends in May 2009. MAB Resources and GSL plan to drill at least one test well on each of the Utah Leases prior to the end of each respective primary term. Subsequent drilling and development, as well as any applications to extend the term of one or more of the Utah Leases, will be determined as MAB Resources and GSL evaluate the results of the first test well and as they further analyze the results of the seismic surveys.
Montana Heavy Oil.
     MAB Resources has entered into an agreement to obtain a 100% working interest in up to 15,000 net mineral acres in Carbon, Stillwater, and Yellowstone Counties in Montana (the “Montana Agreement”). MAB Resources is required to pay an independent third party a finder’s fee of $2,000,000, plus an amount equal to $1.00 per barrel sold of liquid hydrocarbons. MAB will assign an undivided 50% of the acquired interests to GSL, subject to an agreement similar to the terms of the Utah Agreement and the Colorado Agreement. GSL is obligated to pay MAB Resources monthly project development costs of $20,000 per month, commencing April 1, 2006, and the first $100 million of project costs. The total amount of such advances are deducted from GSL’s carried interest obligation.
Piceance Basin, Colorado Properties
Buckskin Mesa.
     MAB Resources has acquired a 100% working interest, with a net revenue interest of 80%, in certain oil and gas leases covering at least 16,000 net mineral acres located in the Piceance Basin in Colorado (the “Colorado Leases”). MAB Resources has paid $8,313,553 for the Colorado Leases. MAB Resources is acquiring the Colorado Leases for a cost of between $300 and $500 per net mineral acre. MAB Resources is obligated to drill one well during the first 12 months and four additional wells during the second 12 months on the Piceance Basin acreage. GSL is currently in the process of reviewing potential drill sites.
     MAB Resources and GSL have entered into an Exploration Agreement (the “Colorado Agreement”) under which GSL will receive a 50% working interest in the Colorado Leases and is obligated to pay 100% of the first $50 million of the costs and expenses incurred by MAB Resources and GSL in connection with acquisition, drilling and development of the Colorado Leases, on terms similar to the Utah Agreement. However, under the Colorado Agreement, the monthly advance payments to MAB Resources as a project development costs are $20,000 and commence July 1, 2005. The total amount of such advances are deducted from GSL’s carried interest obligation. Thereafter, each party will be responsible for its proportionate interest. In addition, MAB Resources will retain a three percent overriding royalty interest of the gross proceeds of all sales of hydrocarbons on the Colorado Leases or lands pooled or unitized therewith.

“Piceance II” — Colorado.
     MAB Resources has an interest in approximately 1,000 net leasehold acres in Garfield County, Colorado, together with a right to acquire up to an additional 1,500 acres, which the third-party sellers are obligated to obtain, and which MAB Resource is obligated to purchase. MAB Resources will pay $4,000 per net mineral acre, and is further obligated to commence the drilling of eight wells by August 1, 2006.
     MAB Resources will assign an undivided 50% of the acquired interests to GSL, subject to an agreement similar to the terms of the Utah Agreement and the Colorado Agreement, and the agreement related to the Australian permits, and GSL will pay for the first $50 million in costs and expenses incurred in connection with the drilling and development on this acreage. Under the Piceance II agreement, MAB receives an advance of $20,000 a month, commencing November 1, 2005 as a project development costs. The total amount of such advances are deducted from GSL’s carried interest obligation.
     These leases have drilling requirements of approximately 20 wells during 2006. MAB/GSL has partnered for one of the leaseholds with the other owner and they are drilling and completing light wells. This program has commenced and three wells have already been drilled. GSL has contracted a rig which will start drilling in August of 2006 under GSL’s management.
Australia Properties
     MAB Resources has obtained four exploration licenses (the “Exploration Licenses”) covering seven million net leasehold acres in the Northern Territory of Australia, for a purchase price of $1 million, plus a minimum commitment of an additional $3 million in exploration and development costs to be expended by December 31, 2006. MAB Resources will assign an undivided 50% working interest in the Exploration Licenses to GSL, subject to an agreement similar to the Utah Agreement and Colorado Agreement. GSL agrees to pay for the first $100 million in costs paid or incurred in connection with or in respect to the acquisition and development of the Exploration Licenses, and the related production licenses that are likely to be issued to MAB Resources and GSL if hydrocarbons are discovered during the initial exploration phase under the permits. The terms of this carried interest are similar to the previously described agreements between MAB Resources and GSL. However the monthly advance payments to MAB Resources as a project development costs are $100,000 and commenced March 1, 2006. The total amount of such advances are deducted from GSL carried interest obligation. In addition, MAB Resources will retain a three percent overriding royalty interest of the gross proceeds of all sales of hydrocarbons on the permits and related licenses.
     On July 3, 2006, GSL began a three hundred and fifty mile 20 seismic program on these net leasehold acres. GSL currently expects that this program will be completed during the next three months. This program meets the Northern Territory of Australia requirements for continuing the leases.
Development Agreement
     In addition to the agreements discussed above with MAB Resources, GSL has entered into a Management and Development Agreement with MAB Resources whereby GSL has the right to obtain and receive MAB Resource’s knowledge and operating expertise, which includes the expertise of MAB Resources’ oil and gas personnel.

Oil and Gas Drilling Activities
     GSL/MAB has a 20 plus drilling plan for the Piceance II, Buckskin Mesa gas projects. Currently there is one rig drilling a four well group from a single pad and then this rig will move to pad number 2 and complete another 4 well drilling program.
     A second rig managed directly by GSL/MAB will start drilling in August in the Piceance II area and then be moved to our Buckskin Mesa area.
     Seismic and drilling location planning are progressing for a drilling program for the GSL/MAB heavy oil properties.
Oil and Gas Interests
     We currently own interests in the following developed and undeveloped acreage positions. Undeveloped acreage refers to acreage that has not been placed in producing units.

	Developed		Undeveloped
Location	Gross Acres	Net Acres	Gross Acres	Net Acres
Colorado	-0-	-0-	30,000	25,000
Utah	-0-	-0-	173,851	173,851
Montana	-0-	-0-	40,000	29,000
Australia	-0-	-0-	7,000,000	7,000,000
     The following table presents the net undeveloped acres that we control, the type of lease and the year the leases are scheduled to expire.

	Year of	Fee	State	Federal
	Expiration	Leases	Leases	Leases	TOTALS
COLORADO	2006	500
	2007	400	150	640
	2008	1,000		2,560
	2009	5,000		5,120
	2010 and
	after	5,000		5,120
					25,000

UTAH	2008	1,000	3,840
	2009	5,000	2,560
	2010 and
	after	5,000	167,451
					173,851

MONTANA	2009		5,120	5,120
	2010 and
	after		3,400	15,360
					29,000

AUSTRALIA	2008			3,000,000
	2009			4,000,000
					7,000,000

RISK FACTORS
Risks Related to the Company’s and GSL’s Business:
GSL is a newly formed company with no operating history, which makes it difficult to evaluate our business prospects.
     GSL was incorporated on June 20, 2005. Accordingly, we face all risks, expenses and difficulties frequently encountered in connection with the operation and development of a new business enterprise. We anticipate continued net losses during our initial start-up phase. We have no operating history, and our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development.
Reserve estimates depend on many assumptions that may turn out to be inconclusive, subject to varying interpretations, or inaccurate.
     Estimates of natural gas and oil reserves are based upon various assumptions, including assumptions relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, ownership and title, taxes and the availability of funds. The process of estimating natural gas and oil reserves is complex. It requires interpretations of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise. Further, potential for future reserve revisions, either upward or downward, is significantly greater than normal because 100% of our reserves are undeveloped.
     Actual natural gas and oil prices, future production, revenues, operating expenses, taxes, development expenditures and quantities of recoverable natural gas reserves will most likely vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of future net revenues at any time. A reduction in natural gas and oil prices, for example, would reduce the value of reserves and reduce the amount of natural gas and oil that could be economically produced, thereby reducing the quantity of reserves. At any time, there might be adjustments of estimates of reserves to reflect production history, results of exploration and development, prevailing natural gas prices and other factors, many of which are beyond our control.
     Undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Any reserve data assumes that we will make significant capital expenditures to develop our reserves. To the extent that the Company has prepared estimates of its natural gas and oil reserves and of the costs associated with these reserves in accordance with industry standards, the Company cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated. The Company might not be able to raise the capital it needs to develop these reserves.
Market conditions or operation impediments may hinder our access to natural gas and oil markets or delay our production.
     The marketability of our production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. This dependence is heightened where this infrastructure is less developed. Therefore, if drilling results are positive in certain areas of the Leases, a new gathering system would need to be built to handle the potential volume of gas produced. We might be required to shut in wells, at least temporarily, for lack of a market or because of the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to realize revenue from those wells until arrangements were made to deliver production to market.
     Our ability to produce and market natural gas and oil is affected and also may be harmed by:
•	the lack of pipeline transmission facilities or carrying capacity;

•	government regulation of natural gas and oil production;

•	government transportation, tax and energy policies;

•	changes in supply and demand; and

•	general economic conditions.
We might incur additional debt in order to fund our exploration and development activities, which would continue to reduce our financial flexibility and could have a material adverse effect on our business, financial condition or results of operations.
     If we incur indebtedness, our ability to meet our debt obligations and reduce our level of indebtedness depends on future performance. General economic conditions, oil and gas prices and financial, business and other factors affect our operations and future performance. Many of these factors are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our debt or that future working capital, borrowings or equity financing will be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and performance at the time we need capital. We cannot assure you that we will have sufficient funds to make such payments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we might have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.
We have significant future capital requirements. If these obligations are not met, our growth and operations could be non-functional.
     Our future growth depends on our ability to make large capital expenditures for the development of the working interests we have acquired. In addition, we may acquire interests in additional oil and gas leases where we will be required to pay for a specific amount of the initial costs and expenses related to the development of those leases. We intend to finance our foreseeable capital expenditures through additional fundings for which we have no commitments at this time. Future cash flows and the availability of financing will be subject to a number of variables, such as:
•	the success of the leases;

•	success in locating and producing new reserves; and

•	prices of natural gas and oil.
     Additional financing sources will be required in the future to fund developmental and exploratory drilling. Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing stockholders. Additional debt financing could lead to:
•	a substantial portion of operating cash flow being dedicated to the payment of principal and interest;

•	the Company being more vulnerable to competitive pressures and economic downturns; and

•	restrictions on the Company’s operations.
     Financing might not be available in the future, or we might not be able to obtain necessary financing on acceptable terms, if at all. If sufficient capital resources are not available, we might be forced to curtail drilling and other activities or be forced to sell some assets on an untimely or unfavorable basis, which would have an adverse affect our business, financial condition and results of operations.
The leases and/or future properties might not produce as anticipated, and the Company might not be able to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them, which could cause the Company to incur losses.
     Although the Company has reviewed and evaluated the leases in a manner consistent with industry practices, this review and evaluation might not necessarily reveal all existing or potential problems. This is also true for any future acquisitions made by the Company. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a seller may be unwilling or unable to provide effective contractual protection against all or part of those problems, and the Company often assumes environmental and other risks and liabilities in connection with the acquired properties.

We do not plan to insure against all potential operating risks. We might incur substantial losses and be subject to substantial liability claims as a result of our natural gas and oil operations.
     We do not intend to insure against all risks. We intend to maintain insurance against various losses and liabilities arising from operations in accordance with customary industry practices and in amounts that management believes to be prudent. Losses and liabilities arising from uninsured and underinsured events or in amounts in excess of existing insurance coverage could have a material adverse effect on our business, financial condition or results of operations. Our natural gas and oil exploration and production activities will be subject to hazards and risks associated with drilling for, producing and transporting natural gas and oil, and any of these risks can cause substantial losses resulting from:
•	environmental hazards, such as uncontrollable flows of natural gas, oil, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;

•	abnormally pressured formations;

•	mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;

•	fires and explosions;

•	personal injuries and death;

•	regulatory investigations and penalties; and

•	natural disasters.
     Any of these risks could have a material adverse effect on our ability to conduct operations or result in substantial losses. We might elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to the Oil and Gas Industry:
A substantial or extended decline in natural gas and oil prices may adversely affect our ability to meet our capital expenditure obligations and financial commitments.
     Our revenues, operating results and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, natural gas and oil. Declines in the prices of, or demand for, natural gas and oil may adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower natural gas and oil prices may also reduce the amount of natural gas and oil that we can produce economically. Historically, natural gas and oil prices and markets have been volatile, and they are likely to continue to be volatile in the future. A decrease in natural gas or oil prices will not only reduce revenues and profits, but will also reduce the quantities of reserves that are commercially recoverable and may result in charges to earnings for impairment of the value of these assets. If natural gas or oil prices decline significantly for extended periods of time in the future, we might not be able to generate enough cash flow from operations to meet our obligations and make planned capital expenditures. Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in the supply of, and demand for, natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. Among the factors that could cause this fluctuation are:
•	changes in supply and demand for natural gas and oil;

•	levels of production and other activities of the Organization of Petroleum Exporting Countries, or OPEC, and other natural gas and oil producing nations;

•	market expectations about future prices;

•	the level of global natural gas and oil exploration, production activity and inventories;

•	political conditions, including embargoes, in or affecting other oil producing activity; and

•	the price and availability of alternative fuels.
     Lower natural gas and oil prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of natural gas and oil that we can produce economically. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our business, financial condition and results of operations.
Drilling for and producing natural gas and oil are high-risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.
     Our future success depends on the success of our exploration, development and production activities in the leases. These activities are subject to numerous risks beyond our control, including the risk that we will not find any commercially productive natural gas or oil reservoirs. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or prevent drilling operations, including:
•	unexpected drilling conditions;

•	pressure or irregularities in geological formations;

•	equipment failures or accidents;

•	pipeline and processing interruptions or unavailability;

•	title problems;

•	adverse weather conditions;

•	lack of market demand for natural gas and oil;

•	delays imposed by or resulting from compliance with environmental and other regulatory requirements;

•	shortages of or delays in the availability of drilling rigs and the delivery of equipment; and

•	reductions in natural gas and oil prices.
     Our future drilling activities might not be successful, and drilling success rate overall or within a particular area could decline. We could incur losses by drilling unproductive wells. Although we have identified numerous potential drilling locations, we cannot be sure that we will ever drill them or will produce natural gas or oil from them or from any other potential drilling locations. Shut-in wells, curtailed production and other production interruptions may negatively impact our business and result in decreased revenues.
Competition in the oil and gas industry is intense, and many of our competitors have greater financial, technological and other resources than we do, which may adversely affect our ability to compete.
     We operate in the highly competitive areas of oil and gas exploration, development and acquisition with a substantial number of other companies. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil and gas companies in each of the following areas:
•	seeking oil and gas exploration licenses and production licenses;

•	acquiring desirable producing properties or new leases for future exploration;

•	marketing natural gas and oil production;

•	integrating new technologies; and

•	acquiring the equipment and expertise necessary to develop and operate properties.
     Many of our competitors have substantially greater financial, managerial, technological and other resources. These companies might be able to pay more for exploratory prospects and productive oil and gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. To the extent competitors are able to pay more for properties than we are able to afford, we will be at a competitive disadvantage. Further, many competitors may enjoy technological advantages and may be able to implement new technologies more rapidly. Our ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend upon its ability to successfully conduct operations, implement advanced technologies, evaluate and select suitable properties and consummate transactions in this highly competitive environment.
Shortages of rigs, equipment, supplies and personnel could delay or otherwise adversely affect our cost of operations or our ability to operate according to our business plans.
     If drilling activity increases in the United States generally, shortage of drilling and completion rigs, field equipment and qualified personnel could develop. From time to time, these costs have sharply increased in various areas around the world and could do so again. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm its operating results.
To the extent that we establish natural gas and oil reserves, it will be required to replace, maintain or expand its natural gas and oil reserves in order to prevent its reserves and production from declining, which would adversely affect cash flows and income.
     In general, production from natural gas and oil properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. If we establish reserves, of which there is no assurance, and are not successful in our subsequent exploration and development activities or in subsequently acquiring properties containing proved reserves, our proved reserves will decline as reserves are produced. Our future natural gas and oil production is highly dependent upon our ability to economically find, develop or acquire reserves in commercial quantities.
     To the extent cash flow from operations is reduced, either by a decrease in prevailing prices for natural gas and oil or an increase in finding and development costs, and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired. Even with sufficient available capital, our future exploration and development activities may not result in additional proved reserves, and we might not be able to drill productive wells at acceptable costs.

ITEM 3.	LEGAL PROCEEDINGS
     There are no legal proceedings filed, or to our knowledge, threatened against or involving the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
     Our shares of common stock have traded on the OTC Bulletin Board since April 20, 2005 and currently trades under the symbol “DGEO.” The high and the low bid prices for our shares since April 20, 2005, as reported by the OTC Bulletin Board were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2005	$0.53	$0.06
2nd Quarter 2005	$1.50	$0.06
3rd Quarter 2005	$1.79	$0.05
4th Quarter 2005	$3.36	$1.1
1st Quarter 2006	$4.22	$2.74

Dividends:
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
Recent Sales of Unregistered Securities
     On May 12, 2006, the Company, GSL, and certain shareholders of GSL closed on the share exchange discussed in the Agreement. Pursuant to the transactions contemplated thereby, the Company issued 196,673,000 shares of the Company’s common stock in exchange for the same number of shares of GSL’s common stock. The shares of Company common stock were issued in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder as the basis for its exemption from registration. It is the Company’s understanding that each GSL shareholder that received Company common stock is an accredited investor as defined under Rule 501 promulgated under the Securities Act of 1933, as amended. The Company did not engage in any public advertising or general solicitation in connection with the issuance of these shares of Company common stock.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Plan of Operation
     Our plan of operations is to form three primary business units and manage the assets under these units:
1.	Unconventional natural gas exploration in Colorado,

2.	Heavy crude exploration and processing in Montana and Utah,

3.	Exploration of an oil and gas field in Australia.
     The development of our Colorado properties will include:
•	Drilling of wells in our 1,000 acre holdings in Piceance Basin. We expect to complete approximately 8 wells and have gas production by the end of the 2006 calendar year.

•	Exploration of our 16,000 acre lease near Buckskin Mesa/Powell Park discovery wells in the northern Piceance Basin. Our plan is to reprocess 3-D seismic data. Based on results of this analysis, we anticipate three (3) well exploration program will be undertaken in calendar year 2006. These wells will be to an estimated depth of 10,000 to 12,000 feet, to test the Williams Fork, Cameo and Ft. Union formations.
     Associated with the development of our Colorado properties, we anticipate that, over the next twelve months, we will incur the following costs;
•	$15,000,000 to $25,000,000 in connection with the Piceance II project, to include seismic, drilling, completion and production facilities.

•	$5,000,000 to $14,000,000 in connection with the Buckskin Mesa project, to include seismic, and drilling.
     The development of our heavy oil prospects in Montana and Utah will include:
•	The development of at least 15,000 acres of prime heavy oil acreage in Montana.

•	The development of 173,000 acres owned or under contract in the Great Salt Lake.
     We anticipate that, over the next twelve (12) months, we will incur the following costs related to our heavy oil prospects in Montana and Utah:
•	$7,000,000 to $12,500,000 to add land in Montana in areas where we have already completed acquisitions

•	$5,000,000 to $11,000,000 in connection with the Fiddler Creek project, to include drilling, completion and production facilities

•	$1,000,000 to $2,000,000 in connection with the Great Salt Lake project, to include project design, and project equipment procurement
     In Australia we plan to explore and develop the 7,000,000 acre prospect in northwestern Australia (Beetaloo Basin). During 2006, we plan to reprocess over 420 miles of seismic data and field seismic operations for 2-D seismic data. We anticipate that, over the next twelve (12) months, we will incur $3,000,000 to $6,000,000 in costs related to seismic reprocessing and field acquisition of seismic.
     Neither GSL nor the Company has commenced principal operations nor earned revenue as of March 31, 2006, and is considered a development stage company. In order to fund its planned exploration and development of oil and gas properties, the Company will require significant additional funding, in addition to the funds raised under private placement offerings completed by GSL.
     Management believes that upon successful completion of private placements offerings, the Company will have sufficient capital to meet its obligations during the remainder of the current fiscal year. We expect that we will require additional funding for anticipated costs of our projects subsequent to 2006 and that the additional funding will be in the form of equity or convertible debt financing. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects, and other working capital requirements. We believe that debt financing will not be an alternative for our exploration program. We do not have any arrangements in place for any future equity financing.

ITEM 7.	FINANCIAL STATEMENTS
     Our financial statements as of and for the fiscal years ended March 31, 2006 and 2005 are attached hereto beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 8A.	CONTROLS AND PROCEDURES
     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), we also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the period.
ITEM 8B. OTHER INFORMATION
     None.
PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Executive Officers
Directors:
     Dr. Anthony K. Yeats, age 59, has been a director of the Company since February 2006. Dr. Yeats has participated in the development of numerous exploration ventures in oil and gas opportunities around the world as well as identifying some mineral projects. His career has included the role of Chief Geologist, Geophysicist and Team Leader for Royal Dutch Shell in the Middle East, Africa and the Far East; Exploration Coordinator for BP’s Global Basin Group, and Chief Geologist for a number of regional acquisitions undertaken by British Petroleum at a variety of locations throughout the Middle East, Africa, Canada and Europe. Before joining the Company, in 1999 Dr. Yeats started Cambridge Earth Sciences Limited, which provides private research and consulting services for companies engaging in geology and exploration management, which Dr. Yeats continues to run. In addition, Dr. Yeats has been active as both the Vice President of a resource investment company in Canada with exploration interests in gravel, titanium, and kimberlite. Prior to 1999, Dr. Yeats was Co-ordinator for World Wide New Ventures for Total in Paris and finally Exploration Manager for Total in the Former Soviet Union where he managed teams undertaking hydrocarbon exploration in Kazakhstan, Azerbaijan, and Russia. In this post he was responsible for the generation of new ventures, including the acquisition of already existing discoveries. Over the years he has developed extensive contacts with the financial community in Edinburgh and London which specialize in the raising of capital for oil and gas ventures particularly from UK, French, Canadian and Middle East sources.

Officers:
     Kelly H. Nelson, age 49, is Chairman and Chief Executive Officer of the Company, and Director of GSL Energy Corporation. Mr. Nelson is the cofounder of Equistar Capital, LLC, a Merchant Banking firm with offices in Salt Lake City, Utah and Zurich, Switzerland, and has served as Equistar’s Managing Partner since its inception in 1999. While with Equistar, Mr. Nelson has been actively involved in raising investment capital and financing for Equistar’s energy sector portfolio companies. Since August 2003, Mr. Nelson has also served as chief financial officer and director of BioComposites International, Inc., one of Equistar’s portfolio companies. Mr. Nelson also is a director for two non-profit organizations, The Center for Ancient American Culture and the Utah Spiders, Women’s Professional Soccer League. Mr. Nelson earned his Bachelor’s degree in Business Administration from the University of Utah and has completed management seminars and courses through the University of Southern California and Wharton School of Business.
     Carmen J. Lotito, age 62, is Executive Vice President, Chief Financial Officer, Treasurer, Secretary, and Director of the Company, and Executive Vice President, Chief Financial Officer, Treasurer and Secretary of GSL. Mr. Lotito has been a director and chairman of the audit and compensation committees of Gasco Energy, Inc. since April 2001, and a director of Galaxy Energy Corporation since November 2002. He served as chief financial officer and treasurer of Galaxy Energy Corporation from November 2002 to July 2005, and as executive vice president from August 2004 to July 2005. Both Gasco Energy and Galaxy Energy are subject to the reporting requirements of the Securities Exchange Act of 1934. Mr. Lotito served as vice president, chief financial officer, and director of Coriko Corporation, a private business development company, from November 2000 to August 2002. Prior to joining Coriko, Mr. Lotito was self-employed as a financial consultant. Mr. Lotito holds a B.S. degree in accounting from the University of Southern California.
     Garry Lavold, age 61, is the President and Chief Operating Officer of the Company. Mr. Lavold also serves as the Chief Operating Officer of GSL. Mr. Lavold was the chief operating officer of BioComposites International from January 2003 to July 2005, where he assisted in the development of biocomposite plants to produce composite materials. From August 2001 until December 2002 Mr. Lavold was the director of engineering at Coach House, developing composite material projects. From October 2000 to July 2001 Mr. Lavold was chief operating officer of Alpha Fibre, developing petroleum-based composite materials. Prior to working for Alpha Fibre, Mr. Lavold worked for 16 years for Nova An Alberta Corporation (and affiliated companies), serving in the latter years as a vice president involved in design, construction and project management of large diameter gas pipelines for a Nova subsidiary, and from 1969 to 1974 was employed as a process engineer involved in start up and operations of an 80,000 BPD refinery for Gulf Oil Canada. Mr. Lavold composed a chapter in Project Management Handbook, eds. David

Cleland and William King, N.Y: Van Rostrand Reinhold, 1983. Mr. Lavold received a B.S. in Chemical Engineering and an MBA from the University of Alberta, and is a registered Professional Engineer in Alberta and Ontario, Canada.
Committees of the Board Of Directors:
     The Company currently does not have an audit committee, compensation committee, or nominating committee, primarily since the Company previously did not have any significant operations. As a result of the transaction with GSL, the Company’s board of directors is currently reviewing the necessity for one or more of these committees on an on-going basis.
Audit Committee Financial Expert:
     The board of directors of the Company currently has not determined whether the Company has an audit committee financial expert, primarily since the Company previously did not have any significant operations. As a result of the transaction with GSL, the Company’s board of directors is currently reviewing the necessity for an audit committee, and pending the outcome of that determination will determine whether they have an audit committee financial expert.
Section 16(a) Beneficial Ownership Reporting Compliance:
     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of the common stock to file certain reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports.
     Based on our review of the copies of the reports we received and other written communication, we believe that our officers, directors, and greater-than-10% beneficial owners complied with all filing requirements during the fiscal year ended March 31, 2006 except for the following: (i) the Form 3 for Mr. Laird filed on March 14, 2006; and (ii) the Form 4 filed for Mr. Lyons on March 10, 2006.
Code of Ethics:
     We have adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

ITEM 10.	EXECUTIVE COMPENSATION
     The following table summarizes the annual compensation paid to the Company’s Chief Executive Officer for the year ended March 31, 2006. The Company did not have any other officers during the last fiscal year. Aside from Mr. Lyons, no officer of the Company received any compensation from the Company during the last three fiscal years.

			Long-Term Compensation
			Awards Securities
		Annual Comp	Underlying
Name and Position	Year	Salary	Stock Options

Gregory Leigh Lyons, President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer (1)	2006	$70,000	0

(1)	Mr. Lyons was appointed as an officer of the Company on September 15, 2005. Mr. Lyons resigned from all of his officer positions with the Company on May 12, 2006.
     Effective July 10, 2006, Kelly H. Nelson was appointed as the Company’s Chief Executive Officer. For this role, as well as his role as Chief Executive Officer of GSL, the Company pays Mr. Nelson $25,000 per month. Effective June 2, 2006, Carmen J. Lotito was appointed Executive Vice President, Chief Financial Officer, Treasurer, and Secretary. For these roles, as well as his roles as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of GSL, the Company pays Mr. Lotito $20,000 per month. On July 10, 2006, Garry Lavold was appointed President and was previously (June 2, 2006) appointed Chief Operating Officer of the Company. For this role, as well as his role as Chief Operating Officer of GSL, the Company currently pays Mr. Lavold $22,500 per month.
Equity Compensation
     Under the Agreement, the Company assumed the Plan for the granting of both incentive and non-qualified options to purchase shares of common stock. The Plan is authorized to grant options covering up to 40,000,000 shares. Under this Plan, GSL has granted, and the Company has assumed the obligation to grant, options to purchase an aggregate of 19,000,000 shares of common stock, including options to purchase 13,000,000 shares to MAB Operating Company and options to purchase 2,000,000 shares each to Kelly Nelson, Carmen Lotito and Garry Lavold. These options were previously granted by GSL Energy Corporation. Twenty percent of each of the options granted is exercisable immediately, and twenty percent of each option becomes exercisable on August 10th of 2006, 2007, 2008 and 2009. Each option has an exercise price of $0.50 per share, and each option expires and terminates, if not exercised sooner, on August 10, 2010.
Director Compensation
     The Company currently pays its directors compensation of $2,500 per month. In addition, upon election, each director will be granted options to purchase 100,000 shares of the Company’s common stock annually, at the rate of 25,000 options per quarter. Finally, the Company’s independent directors, who have not yet been elected, shall receive $1,000 per month for each committee upon which they serve.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of July 1, 2006 by: (i) each person (including any group) known to us to own more than 5% of our outstanding Common Stock, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

		Amount and Nature	Percentage of
	Name and Address	of Beneficial	Common
Title of Class	of Beneficial Owner	Ownership	Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Kelly H. Nelson(2)	950,000	*
	170 South Main, Suite 1025
	Salt Lake City, Utah 84101

	Carmen T. Lotito(3)	1,000,000	*
	1875 Lawrence Street, Suite 1400
	Denver, Colorado 80202

	Garry Lavold(4)
	1875 Lawrence Street
	Denver, CO 80202	800,000	*

Common Stock	All Officers and Directors
	as a Group (3 persons)	2,750,000	1.22%
5% STOCKHOLDERS
Common Stock	MAB Resources LLC(5)	105,200,000	46.69%

*	Less than one percent.

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Proxy Statement. As of July 1, 2006, the Company had 225,373,000 shares of common stock issued and outstanding.

(2)	Consists of (i) 150,000 shares of Company common stock held by Mr. Nelson, and (ii) an option to acquire 800,000 shares of Company common stock at an exercise price of $.50, which expires on August 10, 2010.

(3)	Consists of (i) 200,000 shares of Company common stock held by Mr. Lotito, and (ii) an option to acquire 800,000 shares of Company common stock at an exercise price of $.50, which expires on August 10, 2010.

(4)	Consists of an option to acquire 800,000 shares of Company common stock at an exercise price of $.50, which expires on August 10, 2010.

(5)	Consists of (i) 98,000,000 shares of Company common stock held by MAB Resources LLC, an entity 100%

owned by Mr. Bruner and his family trust; (ii) 2,000,000 shares of Company common stock held by MABio Materials Corporation, an entity 68.83% owned by Mr. Bruner, and over which Mr. Bruner has investment and voting control; and (iii) an option to purchase 5,200,000 shares of Company common stock at an exercise price of $.50, which expires on August 10, 2010.
Equity Compensation Plan Information

Equity Compensation Plan Information
Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in Column
Plan Category	Warrants and Rights	Warrants and Rights	(a))
	(a )	(b )	(c )
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	19,000,000 (1)	0.50	21,000,000
Total	19,000,000	0.50	21,000,000

(1)	Represents options assumed in the first quarter of fiscal year 2007 in connection with the transaction with GSL as described in Compensation of Directors and Executive Officers — Equity Compensation.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The Company’s former president and director has made payments on behalf of the Company to suppliers in the amount of $17,173. These amounts were advanced without interest and are due on demand. On November 1, 2005, the Company’s former president and director forgave the entire amount owing from the Company.
     As of March 31, 2006, the Company’s current president and director, Mr. Lyons, was owed an amount of $100 for miscellaneous expenditures paid on behalf of the Company. This amount bears no interest and is repayable on demand.
     As indicated above, GSL has several agreements with MAB Resources, LLC, our largest shareholder. For information on those agreements, please refer “Description of Business and Properties” above.

ITEM 13.	EXHIBITS
     Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 23 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
     The aggregate fees billed and/or accrued for the two most recently completed fiscal years ended March 31, 2006 and March 31, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2006	Year Ended March 31, 2005
Audit Related Fees	$11,720	$5,850
Tax Fees	—	—
All Other Fees	—	—
Total	$11,720	$5,850

     The Company currently does not have either an audit committee or pre-approval policies and procedures for services performed by the Company’s independent accountants. The Company’s board of directors is currently determining the necessity of an audit committee as a result of the Company’s recent transaction with GSL.
SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of July, 2006

Digital Ecosystems Corp.
/s/ Kelly Nelson
Kelly Nelson
Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kelly Nelson Kelly Nelson	Chief Executive Officer	July 14, 2006

/s/ Carmen J. Lotito Carmen J. Lotito	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	July 14, 2006

/s/ Dr. Anthony K. Yeats Dr. Anthony K. Yeats	Director	July 14, 2006

Exhibit Index

Exhibit
No.	Description
3(i)	Articles of Incorporation of the Company. (Incorporated by reference from the Company’s Form SB-2, filed on September 16, 2004.)

3(ii)	Bylaws of the Company. (Incorporated by reference from the Company’s Form SB-2, filed on September 16, 2004.)

4(i)	2005 Stock Option Plan.

10(i)	Business Consulting Agreement dated October 1, 2005 (Incorporated by reference from the Company’s Form 8-K, filed on October 28, 2005.)

10(ii)	Marketing Management Contract dated October 15, 2005 (Incorporated by reference from the Company’s Form 8-K, filed on October 28, 2005.)

10(iii)
Stock Exchange Agreement dated February 10, 2006 between the Company, GSL, and certain stockholders of GSL named therein (Incorporated by reference from the Company’s Form 10-QSB for the period ended December 31, 2005, filed on February 16, 2006.)

10(iv)	Management and Development Agreement dated July 1, 2005, between GSL and MAB Resources, LLC.

14(i)	Code of Ethics. (Incorporated by reference from Exhibit 14(i) to the Company’s Form 10-KSB for the fiscal year ending March 31, 2005, filed on July 13, 2005.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Digital Ecosystems Corp.
(A Development Stage Company)
We have audited the accompanying balance sheets of Digital Ecosystems Corp. (the “Company”) (a Development Stage Company) as at March 31, 2006 and 2005, the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from inception on February 21, 2002 to March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Ecosystems Corp. (a Development Stage Company) as at March 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and for the period from inception on February 21, 2002 to March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
TELFORD SADOVNICK, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS
Bellingham, Washington
May 26, 2006

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)
BALANCE SHEETS
(Stated in U.S. Dollars)

	MARCH 31
	2006	2005

ASSETS
Current
Cash	$8,401	$4,014
Prepaid expenses	34,786	—

	$43,187	$4,014

LIABILITIES
Current
Accounts payable and accrued liabilities	$15,765	$26,932
Due to related party	100	1,000
Convertible notes payable	361,589	—

	377,454	27,932

Commitments (Note 8)

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Authorized:
1,000,000,000 voting common stock with a par value of $0.001 per share
100,000,000 preferred stock with a par value of $0.001 per share

Issued and outstanding:
28,700,000 common shares at March 31, 2006	28,700	91,200
91,200,000 common shares at March 31, 2005

Additional paid-in capital	124,767	50,267

Deficit Accumulated During The Development Stage	(487,734)	(165,385)

	(334,267)	(23,918)

	$43,187	$4,014

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE PERIOD
			FROM INCEPTION ON
	YEARS ENDED		FEBRUARY 21, 2002
	MARCH 31		TO MARCH 31
	2006	2005	2006

Revenue	$—	$—	$—

Expenses
Consulting — Officers and directors	12,000	24,000	56,700
Consulting — Other	70,259	6,446	93,205
Consulting — Website development	—	299	10,094
Foreign exchange (gain)	58	(3,386)	(3,757)
Management fees	65,000	—	65,000
Marketing management	67,340	—	67,340
Office and miscellaneous	32,679	8,150	45,024
Professional fees	65,639	67,728	143,244
Rent	3,550	—	3,550
Research	6,214	—	6,214
Telephone	2,340	367	3,170
Transfer agent	2,473	—	3,153
Travel and entertainment	11,970	—	11,970

Loss Before Other Items	(339,522)	(103,604)	(504,907)

Gain On Extinguishment Of Debt	17,173	—	17,173

Loss For The Periods	$(322,349)	$(103,604)	$(487,734)

Loss Per Share — Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	57,467,123	89,857,530

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE PERIOD
			FROM INCEPTION ON
			FEBRUARY 21, 2002
	MARCH 31		TO MARCH 31
	2006	2005	2006

Cash Flows From Operating Activities
Loss for the periods	$(322,349)	$(103,604)	$(487,734)

Items Not Involving Cash
Non-cash services from officers and directors	12,000	24,000	56,700

Changes in non-cash working capital items:
Decrease in accounts receivable	—	1,134	—
Increase in prepaid expenses	(34,786)	—	(34,786)
Increase (Decrease) in due to related party	(900)	—	100
Increase (Decrease) in accounts payable and accrued liabilities	(11,167)	22,932	15,765

	(357,202)	(55,538)	(449,955)

Cash Flows From Financing Activities
Convertible notes payable	361,589	—	361,589
Proceeds from issuance of common stock	—	37,569	96,767

	361,589	37,569	458,356

Net Increase (Decrease) In Cash	4,387	(17,969)	8,401

Cash, Beginning Of Period	4,014	21,983	—

Cash, End Of Period	$8,401	$4,014	$8,401

Supplemental Disclosure Of Cash Flow Information
Interest paid	$—	$—	$—
Income taxes paid	—	—	—
The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM INCEPTION, FEBRUARY 21, 2002, TO MARCH 31, 2006
(Stated in U.S. Dollars)

					DEFICIT
					ACCUMULATED
			ADDITIONAL	STOCK	DURING THE
	NUMBER OF		PAID-IN	SUBSCRIPTIONS	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Common stock issued for cash	15,000,000	$15,000	$(13,500)	$—	$—	$1,500
Net loss for the period	—	—	—	—	(1,770)	(1,770)

Balance, March 31, 2002	15,000,000	15,000	(13,500)	—	(1,770)	(270)

Common stock issued for cash	50,000,000	50,000	(45,000)	—	—	5,000
Cash received for stock subscriptions	—	—	—	31,200	—	31,200
Non-cash services from officers and directors	—	—	9,900	—	—	9,900
Net loss for the year	—	—	—	—	(20,484)	(20,484)

Balance, March 31, 2003	65,000,000	65,000	(48,600)	31,200	(22,254)	25,346

Common stock issued for cash	16,200,000	16,200	36,498	(31,200)	—	21,498
Non-cash services from officers and directors	—	—	10,800	—	—	10,800
Net loss for the year	—	—	—	—	(39,527)	(39,527)

Balance, March 31, 2004	81,200,000	81,200	(1,302)	—	(61,781)	18,117

Common stock issued for cash	10,000,000	10,000	27,569	—	—	37,569
Non-cash services from officers and directors	—	—	24,000	—	—	24,000
Net loss for the year	—	—	—	—	(103,604)	(103,604)

Balance, March 31, 2005	91,200,000	91,200	50,267	—	(165,385)	(23,918)

Non-cash services from officers and directors	—	—	12,000	—	—	12,000
Cancellation of 62,500,000 common shares	(62,500,000)	(62,500)	62,500	—	—	—
Net loss for the year	—	—	—	—	(322,349)	(322,349)

Balance, March 31, 2006	28,700,000	$28,700	$124,767	$—	$(487,734)	$(334,267)

The accompanying notes are an integral part of these financial statements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
(Stated in U.S. Dollars)
1. ORGANIZATION AND BASIS OF PRESENTATION
a)	Organization
Digital Ecosystems Corp. (the “Company”), a development stage company, was incorporated in Nevada on February 21, 2002.
The Company is engaged in the business of providing consumers with clean and pure bottled and bulk drinking water through various distribution methods, and the provision of the various technologies that make water purification possible. As at March 31, 2006, the Company is evaluating whether to continue their water business and is considering pursuing other opportunities in the oil and natural gas business.
On September 6, 2005, the Company’s Board of Directors approved a 10 to 1 stock split. All share and per share amounts for the year ended March 31, 2006 and comparative amounts for all periods presented have been restated to reflect the forward stock split unless otherwise indicated.
b)	Basis of Presentation
The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2006, the Company had $8,401 in cash, negative working capital of $334,267, and accumulated net losses of $487,734 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company does not have sufficient cash on hand to fund its proposed expenditures for the next twelve months and will require additional funding. These factors raise substantial doubts that the Company will be able to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable products and processes, and ultimately to establish successful operations. The Company anticipates covering its costs by operating revenues and additional equity financing. If the Company is unable to complete its financing requirements

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
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
The Company’s financial instruments consist of cash, prepaid expenses, amounts due to a related party, convertible notes payable and accounts payable and accrued liabilities. The carrying value of these financial instruments approximate their fair value due to their liquidity or their short-term nature.
d)	Cash
Cash consists of cash on deposit with a bank. The Company places its cash with a high quality financial institution and, to date, has not experienced losses on any of its balances.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
(Stated in U.S. Dollars)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
f)	Development Stage Company
The Company is a development stage company as defined by the Financial Accounting Standards Board (“FASB”) in Statement of Financial Accounting Standards No. 7 (“SFAS7”), Accounting and Reporting by Development Stage Enterprises”. The Company is devoting substantially all of its present efforts to establish a new business and planned principal operations have not commenced. All losses accumulated since inception are part of the Company’s development stage activities.
g)	Research and Development
The Company charges amounts incurred in research and development of technology to operations until such time as technological feasibility is demonstrated. Amounts expensed include acquired intangibles, relating to specific research and development projects, such as license and extension costs, which do not have alternative uses in other research and development activities or otherwise.
h)	Convertible Notes Payable
The Company accounts for convertible notes payable in accordance with the provisions of the Emerging Issues Task Force Release No. 98-5 and 00-27, whereby, any embedded beneficial conversion features present in convertible securities are valued separately at issuance. The embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount is calculated at the commitment date as the difference between the effective conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible.
In circumstances where the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
(Stated in U.S. Dollars)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
h)	Convertible Notes Payable (Continued)
For convertible instruments that have a stated redemption date (such as term debt), the discount resulting from recording a beneficial conversion option should by accreted from the date of issuance to the stated redemption date of the convertible instrument.
In the event of early conversion or default, the remaining discount is recognized as interest expense during the period in which such early conversion or default occurs.
The Company has concluded that since the conversion price will be equal to the market price one day prior to the date of conversion, there is no beneficial conversion feature embedded in the instruments and therefore no discount has been recorded.
i)	Foreign Currency Translation
For the Company’s international operations, local currencies are considered their functional currencies. The Company translates assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date, and revenue and expenses are translated at average monthly exchange rates. Translation adjustments resulting from this process are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The amount has not been material from inception to March 31, 2006.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are in the statement of operations.
j)	Net Income (Loss) Per Share
Statements of Financial Accounting Standards No. 128 — “Earnings Per Share”, requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At March 31, 2006 and 2005, the Company had no outstanding stock options, warrants and other convertible securities; accordingly, only basic EPS is presented.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
(Stated in U.S. Dollars)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
k)	Revenue Recognition
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
In particular, the Company will recognize:
i)	sales of private labels upon title transfer on shipment;

ii)	advertising revenue straight-line over the term of the advertising term;

iii)	commission revenue on a net basis as the Company acts as the broker for the products originating from the website.
l)	Advertising Expenses
Advertising costs are expensed as incurred. No advertising expense was incurred from inception to March 31, 2006.
m)	Website Development Costs
Pursuant to Emerging Issues Task Force No. 00-2 — “Website Development Costs” (“EITF 00-2”), the Company applies American Institute of Certified Public Accountants Statement of Position No. 98-1 to account for website development costs. In accordance with EITF 00-2, the Company expenses all costs incurred during the preliminary project stage and capitalizes all internal and external direct costs of materials and services consumed in developing the software, once the development has reached the application development stage. Application development stage costs are amortized over their estimated useful life. All costs incurred for upgrades, maintenance and enhancements, including the cost of website content, that does not result in additional functionality, are expensed as incurred.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
(Stated in U.S. Dollars)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
n)	Income Taxes
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
o)	Segmented Information
The Company follows FAS No. 131 disclosures about segments of an enterprise and related information about operating segments in financial statements, as well as additional disclosures about products and services, geographic areas and major customers.
The Company conducts substantially all of its operations in Canada in one business segment.
3. NEW ACCOUNTING PRONOUNCEMENTS
The following accounting pronouncements have been introduced since the filing of the Company’s Form 10K filed on July 13, 2005, none of which have any impact on the Company at this time:
a)	In March 2005, the Emerging Issue Task Force issued EITF Issue 04-6, “Accounting for Stripping Costs in the Mining industry (“EITF Issue 04-6”) effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005.

b)	In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” effective no later than the end of fiscal years ending after December 15, 2005.

c)	SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

d)	SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
(Stated in U.S. Dollars)
4. RELATED PARTY TRANSACTIONS
a)	Due to Related Party
The Company’s former president and director has made payments on behalf of the Company to suppliers in the amount of $17,173. These amounts were advanced without interest and are due on demand. On November 1, 2005, the Company’s former president and director forgave the entire amount owing from the Company.
As of March 31, 2006, the Company’s current president and director is owed an amount of $100 for miscellaneous expenditures paid on behalf of the Company. This amount bears no interest and is repayable on demand.
b)	Non-Cash Services Rendered by Related Parties
The Company had been provided with non-cash services from two former officer and directors of the Company. Accordingly, consulting services had been recorded of $12,000 (2005 — $24,000), and additional paid-in capital had been increased by the corresponding amount.
The value of the consulting services had been calculated by establishing the fair value of the hourly rate, times the estimated total hours spent by the directors. No monetary amount was paid or exchanged for these services.
5. CONVERTIBLE NOTES PAYABLE
a)	The Company entered into a loan agreement on October 11, 2005 in the amount of $100,000. The loan bears interest at 12% per annum, is due on or before October 11, 2006, is unsecured, and is convertible at the option of the lender at a price per share equal to the closing price of the Company’s common shares on the Over-The-Counter Bulletin Board (“OTC.BB”) market on the day preceding notice from the lender of its intent to convert the loan.

b)	The Company entered into a loan agreement on December 5, 2005 in the amount of $100,000. The loan bears interest at 12% per annum, is due on or before December 5, 2006, is unsecured, and is convertible at the option of the lender at a price per share equal to the closing price of the Company’s common shares on the OTC.BB market on the day preceding notice from the lender of its intent to convert the loan.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
(Stated in U.S. Dollars)
5. CONVERTIBLE NOTES PAYABLE (Continued)
c)	The Company entered into a loan agreement on February 2, 2006 in the amount of $50,000. The loan bears interest at 12% per annum, is due on or before February 2, 2007, is unsecured, and is convertible at the option of the lender at a price per share equal to the closing price of the Company’s common shares on the OTC.BB market on the day preceding notice from the lender of its intent to convert the loan.

d)	The Company entered into a loan agreement on February 22, 2006 in the amount of $100,000. The loan bears interest at 12% per annum, is due on or before February 22, 2007, is unsecured, and is convertible at the option of the lender at a price per share equal to the closing price of the Company’s common shares on the OTC.BB market on the day preceding notice from the lender of its intent to convert the loan.
6. CAPITAL STOCK
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
During the year ended March 31, 2006, the Company’s Board of Directors approved 10:1 forward stock split. As a result of the stock split, an additional 82,080,000 shares of common stock were issued.
During the year ended March 31, 2006, the Company cancelled 62,500,000 shares of common stock and they were returned back to the Company’s treasury for no proceeds.
7. INCOME TAXES
No provision for income taxes has been made for the period as the Company incurred net losses.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
(Stated in U.S. Dollars)
7. INCOME TAXES (Continued)
a)	Income tax provision
The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2005 — 34%) to income before income taxes. The difference results from the following items:

	2006	2005
Loss for the year	$(322,349)	$(103,604)
Non-cash services from officers and directors	12,000	24,000

Taxable loss for the year	(310,349)	(79,604)

Computed expected (benefit of) income taxes	(105,519)	(27,065)
Increase in valuation allowance	105,519	27,065

	$—	$—

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2006	2005
Total income tax operating loss carry forward	$487,734	$165,385
Statutory tax rate	34%	34%
Deferred income tax asset	165,830	56,231
Non-cash services from officers and directors	(19,278)	(15,198)
Deferred income tax asset	146,552	41,033
Valuation allowance	(146,552)	(41,033)

	$—	$—

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
(Stated in U.S. Dollars)
7. INCOME TAXES (Continued)
c)	The Company has incurred operating losses of approximately $431,034, which, if unutilized, will expire through to 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	Income Tax Operating Loss
	Carry Forward
	Amount	Expiration Date
2002	$1,770	2022
2003	10,584	2023
2004	28,727	2024
2005	79,604	2025
2006	310,349	2026

Total income tax operating loss carry forward	$431,034

Utilization of the Company’s net operating loss carry forwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.
8. COMMITMENTS
a)	The Company entered into a business consulting agreement with Beneficial Designs Inc. The term of the agreement is for thirteen months commencing October 1, 2005. In consideration for the marketing and investor relations services provided, the Company will pay to Beneficial Designs Inc. a fee in the amount of $10,000 per month, payable at the beginning of each month.

b)	The Company entered into a marketing management services agreement with Chorus Marketing Ltd. The term of the agreement is for one year commencing October 15, 2005. In consideration for the marketing services provided, the Company will pay a monthly retainer of $5,000 plus any additional expenditures that may be incurred. Payment is due at the beginning of each month.

c)	There is no other commitment or contractual obligation. Rental of the premise is on a month to month basis.

DIGITAL ECOSYSTEMS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
(Stated in U.S. Dollars)
9. SHARE EXCHANGE AGREEMENT
On February 10, 2006, the Company entered into a definitive Share Exchange Agreement with GSL Energy Corporation (“GSL”), a Maryland Corporation, and MABio Materials Corporation, a Maryland corporation, and MAB Resources LLC, a Delaware limited liability company (collectively, the “GSL Shareholders”), for the purpose of acquiring at least 80% of the issued and outstanding common shares of GSL. Pursuant to the terms of the agreement and subject to closing, 100,000,000 common shares of GSL held by the GSL Shareholders will be converted, on a one for one basis, into shares of the Company’s common stock. Further, the Company will assume the obligations of GSL to issue additional shares of the common stock of GSL pursuant to options issued under GSL’s stock option plan, certain agreements entered into by GSL, and GSL’s convertible debentures and convertible notes outstanding.
The agreement has not closed as at March 31, 2006 and, accordingly, none of the shares of GSL have been converted.