Form 10QSB
period 2006-06-30
PetroHunter Energy Corp
filed 2006-08-21
CIK 1298824

U.S. Securities And Exchange Commission
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-51152
PetroHunter Energy Corporation
(formerly Digital Ecosystems Corp., a Nevada corporation)
(Exact name of small business issuer as specified in its charter)

Maryland	98-0431245

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1875 Lawrence Street, Suite 1400, Denver, CO 80202
(Address of principal executive offices)
(303) 572-8900
(Issuer’s telephone number)
Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
          The total shares of $.001 Par Value Common Stock outstanding at August 16, 2006 was 218,687,334.
     Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending September 30, 2006.
As used in this Quarterly Report, the terms “we”, “us” and “our” mean PetroHunter Energy Corporation and its subsidiary unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

PETROHUNTER ENERGY CORPORATION
(formerly Digital Ecosystems Corp.)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Consolidated Balance Sheets June 30, 2006 and September 30, 2005	F-2

Consolidated Statements of Operations for the Three and Nine Months ended June 30, 2006 and Period from Inception (June 20, 2005) to June 30, 2006	F-3

Consolidated Statements of Cash Flows for the Nine Months ended June 30, 2006 and Period from Inception (June 20, 2005) to June 30, 2006	F-4

Notes to Consolidated Financial Statements	F-5 to F-18

PETROHUNTER ENERGY CORPORATION
(formerly Digital Ecosystems Corp.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2006	2005
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$22,662,280	$1,250,242
Subscriptions receivable	2,077,000	—
Prepaid property development costs — related	1,336,000	—
Other	108,660	7,699

Total Current Assets	26,183,940	1,257,941

Property and equipment	371,066
Unevaluated oil and gas properties, at cost, full cost method of accounting	28,004,090	7,231,443
Restricted cash	30,000	—
Deferred financing costs	—	10,563

Total Assets	$54,589,096	$8,499,947

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$1,743,558	$475,107
Accrued interest payable	1,025,276	23,029
Due to shareholder	—	648,421
Contracts payable-oil and gas properties	—	5,512,500
Notes payable	423,342	—
Convertible notes payable	—	3,037,000

Total Current Liabilities	3,192,176	9,696,057

Asset retirement obligation	50,895	—

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.001 par value
Authorized — 1,000,000 shares
Issued — none	—	—
Common stock, $.001 par value
Authorized — 500,000,000 shares
Issued and outstanding — 218,687,334 (2006) and 100,000,000 (2005)shares	218,687	100,000
Capital in excess of par value	61,803,718	822,710
Deficit accumulated during the development stage	(10,676,380)	(2,118,820)

Total Stockholders’ Equity (Deficit)	51,346,025	(1,196,110)

Total Liabilities and Stockholders’ Equity (Deficit)	$54,589,096	$8,499,947

The accompanying notes are an integral part of these consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(formerly Digital Ecosystems Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Nine Months	Inception (June 20, 2005) to
	ended June 30,	Ended June	June 30,
	2006	30, 2006	2006
Revenue	$—	$—	$—

Costs and expenses
General and administrative	1,934,930	3,810,783	$5,046,574
Property development costs-related	1,245,000	2,765,000	3,625,000

	3,179,930	6,575,783	8,671,574

Other income (expense)
Interest expense	(1,295,118)	(1,981,777)	(2,004,806)

Net loss	$(4,475,048)	$(8,557,560)	$(10,676,380)

Net loss per common share — basic and diluted	$(.03)	$(.07)

Weighted average number of common shares outstanding — basic and diluted
	165,526,118	122,774,060

The accompanying notes are an integral part of these consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(formerly Digital Ecosystems Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Inception
	Ended	(June 20, 2005) to
	June 30, 2006	June 30, 2006
Cash flows from operating activities
Net loss	$(8,557,560)	$(10,676,380)
Adjustments to reconcile net loss to net cash used by operating activities
Stock for expenditures advanced	—	100,000
Stock based compensation	1,353,090	2,175,800
Financing costs	942,562	932,000
Changes in assets and liabilities
Prepaids and other	(1,414,952)	(1,422,651)
Accounts payable and accrued expenses	1,142,374	1,486,166
Due to shareholder	(648,421)	—

Net cash used by operating activities	(7,182,907)	(7,405,065)

Cash flows from investing activities
Additions to oil and gas properties	(20,731,982)	(22,296,582)
Office equipment	(371,066)	(371,066)
Restricted cash	(30,000)	(30,000)

Net cash used in investing activities	(21,133,048)	(22,697,648)

Cash flows from financing activities
Proceeds from sale of common stock	35,442,500	35,442,500
Cash received upon recapitalization and merger	20,949	20,949
Proceeds from issuance of convertible notes	16,080,167	19,117,167
Offering costs	(1,815,623)	(1,815,623)

Net cash provided by financing activities	49,727,993	52,764,993

Net increase in cash	21,412,038	22,662,280
Cash and cash equivalents, beginning of period	1,250,242	—

Cash and cash equivalents, end of period	$22,662,280	$22,662,280

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities
Stock issued for expenditures advanced	$100,000	$100,000

Contracts for oil and gas properties	$6,261,460	$12,772,754

Common stock for debt	$21,194,167	$21,194,167

Common stock for offering costs	$2,424,500	$2,424,500

The accompanying notes are an integral part of these consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(formerly Digital Ecosystems Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
PetroHunter Energy Corporation, formerly known as Digital Ecosystems Corp., (“Digital”) was incorporated on February 21, 2002 under the laws of the State of Nevada. On February 10, 2006, Digital entered into a Share Exchange Agreement (the “Agreement”) with GSL Energy Corporation (“GSL”) and certain shareholders of GSL pursuant to which Digital acquired more than 85% of the issued and outstanding shares of common stock of GSL, in exchange for shares of Digital’s common stock. On May 12, 2006, the parties to the Agreement completed the share exchange, and Digital changed its business to the business of GSL. Subsequent to the closing of the Agreement, Digital acquired all the remaining outstanding stock of GSL, and effective August 14, 2006, Digital changed its name from Digital Ecosystems Corp. to PetroHunter Energy Corporation (“PetroHunter”). (Unless otherwise specified, GSL and PetroHunter are collectively referred to herein as the “Company”).
GSL was incorporated under the laws of the State of Maryland on June 20, 2005 for the purpose of acquiring, exploring and developing oil and gas properties. GSL is considered a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and its principal activities since inception have been raising capital through the sale of common stock and convertible notes and the acquisition of oil and gas properties in the Western United States and Australia.
As a result of the Agreement, GSL became a wholly owned subsidiary of PetroHunter. Since this transaction resulted in the former shareholders of GSL acquiring control of PetroHunter, for financial reporting purposes the business combination was accounted for as an additional capitalization of PetroHunter (a reverse acquisition with GSL as the accounting acquirer). In accounting for this transaction:
i.	GSL was deemed to be the purchaser and parent company for financial reporting purposes. Accordingly, its net assets were included in the consolidated balance sheet at their historical book value; and

ii.	Control of the net assets and business of PetroHunter was acquired effective May 12, 2006 for no consideration.
The fair value of the Digital assets acquired and liabilities assumed pursuant to the transaction with GSL are as follows:

Net cash acquired	$20,949
Current assets	22,009
Liabilities assumed	(449,396)

Fair Value of 28,700,000 Digital Shares	$(406,438)

PETROHUNTER ENERGY CORPORATION
(formerly Digital Ecosystems Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the year ended March 31, 2006. The current interim period reported herein should be read in conjunction with the Company’s Form 10-KSB for the year ended March 31, 2006 and Form 8-K filed May 12, 2006.
The results of operations for the nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2006.
BASIS OF PRESENTATION
The accompanying consolidated financial statements include PetroHunter for the period from May 12, 2006 to June 30, 2006, and its wholly owned subsidiary, GSL, for the nine months ended June 30, 2006. For the year ended September 30, 2005, the consolidated financial statements are those of GSL for the entire year. There is no comparable nine month period ended June 30, 2005, as the Company did not commence initial operations until July 2005. All significant intercompany transactions have been eliminated upon consolidation.
LIQUIDITY
The Company had not commenced principal operations nor earned revenue as of June 30, 2006, and is considered a development stage company. During the period from inception to ended June 30, 2006, the Company incurred a cumulative net loss of $10,676,380. The Company, in order to fund its planned exploration and development of oil and gas properties, will require significant additional funding. The Company has sold approximately $56.6 million of convertible notes and common stock through June 30, 2006, and management believes that the Company will be successful in raising additional funding to have sufficient capital to meet its obligations for its planned operations.
OIL AND GAS PROPERTIES
The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

PETROHUNTER ENERGY CORPORATION
(formerly Digital Ecosystems Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. As of June 30, 2006, the Company has no proved reserves and all oil and gas property costs are considered to be unevaluated and are recorded at the lower of cost or fair market value.
ASSET RETIREMENT OBLIGATION
The Company applies SFAS 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. Asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties. At June 30, 2006, the Company had recorded an ARO of $50,895 for its initial wells under progress.
REVENUE RECOGNITION
The Company will recognize oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells.
IMPAIRMENT
The Company applies SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, the method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.

PETROHUNTER ENERGY CORPORATION
(formerly Digital Ecosystems Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
INCOME TAXES
The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes.” SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
Temporary differences between the time of reporting certain items for financial and tax reporting purposes consist primarily of exploration and development costs on oil and gas properties, and stock based compensation of options granted.
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The Company’s financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.
The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which the Company may be currently liable. In addition, the Company’s oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).
LOSS PER COMMON SHARE
Basic (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Convertible equity instruments such as stock options and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be antidilutive.

PETROHUNTER ENERGY CORPORATION
(formerly Digital Ecosystems Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
SHARE BASED COMPENSATION
The Company has followed Accounting Principles Board (“APB”) Opinion No. 25,“Accounting for Stock Issued to Employees”, and related interpretations, through December 31, 2005 which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. Additionally, the Company has recognized compensation expense in the financial statement for awards granted to non-employees which must be re-measured each period under the mark-to-market. The Company previously adopted the provisions of FAS No. 123, “Accounting for Stock-Based Compensation”, as amended by FAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure”, through disclosure only.
On January 1, 2006, the Company adopted FAS No. 123(R), “Accounting for Stock-Based Compensation,” using the modified prospective method, which results in the provisions of FAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. FAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, no such forfeitures have occurred. The Company is assuming no forfeitures going forward based on the Company’s historical forfeiture experience. The fair value of stock options is calculated using the Black-Scholes option-pricing model. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed in SFAS 123R for the entire nine month period ended June 30, 2006, the Company’s net loss and net loss per share for the period would have been adjusted to the pro-forma amounts indicated below.

Net loss as reported	$(8,557,560)
Add stock based compensation included in reported loss	1,353,090
Deduct stock based compensation expense determined under the fair value method	(1,448,018)

Pro-forma net loss	$(8,652,488)

Net loss per share
As reported	$(.07)

Pro-forma	$(.07)

PETROHUNTER ENERGY CORPORATION
(formerly Digital Ecosystems Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
As of June 30, 2006, options to purchase an aggregate of 19,000,000 shares of the Company’s common stock were outstanding. These options were granted on August 10, 2005, to the Company’s officers, directors and consultants. Twenty percent of each of the options granted was exercisable immediately upon grant, twenty percent of each option became exercisable on August 10, 2006, and twenty percent of each option becomes exercisable on August 10th of 2007, 2008 and 2009. Each option has an exercise price of $0.50 per share, and each option expires and terminates, if not exercised sooner, on August 10, 2010. Stock-based employee compensation of $189,856 and stock-based non-employee compensation costs of $1,163,234 before tax, were charged to operations as compensation expense for the nine months ended June 30, 2006.
CASH EQUIVALENTS
For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.
CONCENTRATION OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash accounts at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. On occasion, the Company may have cash in banks in excess of federally insured amounts. The Company believes that credit risk associated with cash is remote.
FAIR VALUE
The carrying amount reported in the balance sheet for cash, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.
Based upon the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of convertible notes approximates their carrying value.
OFF BALANCE SHEET ARRANGEMENTS
The Company has no off balance sheet arrangements.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging

PETROHUNTER ENERGY CORPORATION
(formerly Digital Ecosystems Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument’s form. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 155 as the Company does not currently hold any hybrid financial instruments.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is expected to have an immaterial impact on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 3 — AGREEMENT WITH MAB RESOURCES LLC
Effective July 1, 2005, the Company entered into a Management and Development Agreement (the “Development Agreement”) with MAB Resources LLC (“MAB”). MAB is a Delaware limited liability company controlled by the largest shareholder of the Company at June 30, 2006. MAB is in the business of oil and gas exploration and development. MAB has acquired various oil and gas properties and related assets through several purchase and sale agreements and lease development agreements (collectively, the “MAB/Third-Party Agreements”).
Commencing shortly after its formation, the Company entered into a series of lease acquisition agreements (the “Acquisition Agreements”) and the Development Agreement with MAB, under which MAB has assigned an undivided 50% working interest in the oil and gas properties which MAB obtained under the MAB/Third-Party Agreements. Under the Acquisition Agreements and the Development Agreement, MAB has the continuing obligation to assign to the Company an undivided 50% working interest in additional properties which MAB acquires (including leases, concessions, permits and related oil and gas interests and assets) throughout the world, subject to reservation of a specified overriding royalty and subject to specified obligations of the Company certain of which are described below.
All of the MAB/Third-Party Agreements establish one or more areas of mutual interest (“AMIs”). In the course of negotiating each MAB/Third-Party Agreement, MAB secured each selling party’s obligation

PETROHUNTER ENERGY CORPORATION
(formerly Digital Ecosystems Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
to obtain substantial additional acreage and/or oil and gas leases (including producing properties) within each AMI and to convey to MAB 100% of the working interest in each lease and production asset obtained by seller. Under the Acquisition Agreements and the Development Agreement, the Company has a continuing right to acquire an undivided 50% working interest in all such properties.
The Development Agreement sets forth: (a) MAB’s obligation to assign to the Company a minimum 50% undivided interest in any and all oil and gas assets which MAB acquires from third parties in the future; and (b) MAB’s and the Company’s long-term relationship regarding the ownership and operation of all jointly-owned properties. Each of the Properties acquired is covered by a property-specific Acquisition Agreement that is consistent with the terms of the Development Agreement.
Each Acquisition Agreement and the Development Agreement include the following material terms:
1.	Ownership: MAB and the Company each own an undivided 50% working interest in all oil and gas leases, production facilities, and related assets (collectively, the “Properties”).

2.	Operator: The Company is named as Operator, and has appointed a related controlled entity, MAB Operating Company LLC, as sub-operator. The Company and MAB will sign a joint operating agreement, governing all operations.

3.	Costs and Revenues: Each party pays its proportionate share of costs and receives its proportionate share of revenues, subject to the Company bearing the following burdens:
(a)	MAB Overriding Royalty Interest: Each assignment of Properties from MAB to the Company reserves an overriding royalty equivalent to 3% of 8/8ths (proportionately reduced to 1.5% of the Company’s undivided 50% working interest in the Properties) (the “MAB Override”), payable out of production and sales.

(b)	Project Costs: Each Acquisition Agreement provides that the Company shall pay 100% of the cost of acquisitions and operations (“Project Costs”) up to a specified amount, after which time each party shall pay its proportionate 50% share of such costs. The maximum specified amount of Project Costs of which the Company must pay 100%, under the Development Agreement for Properties acquired in the future, is $100 million. There is no “before payout” or “after payout” in the traditional sense of a “carried interest” because the Company’s obligation to expend the specified amount of Project Costs and MAB’s receipt of its 50% share of revenues apply without regard to whether “payout” has occurred. Therefore, the Company’s payment of all Project Costs up to such specified amount might occur before actual payout, or might occur after actual payout, depending on each project and set of Properties.

PETROHUNTER ENERGY CORPORATION
(formerly Digital Ecosystems Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
(c)	Project Development Costs: Under the Development Agreement, the Company pays to MAB monthly Project Development Costs representing a specified portion of MAB’s “carried” Project Costs. The total amount incurred to MAB by the Company will be deducted from MAB’s portion of the Project Costs carried by the Company.
4.	Rights and Obligations: MAB conveys to the Company an undivided 50% working interest in all rights and benefits under each Acquisition Agreement (such as additional Assets acquired under AMIs), and the Company assumes its share of all duties and obligations under each Acquisition Agreement (such as drilling and development obligations).
NOTE 4 — OIL AND GAS PROPERTIES
The Company has entered into the following Exploration and Development Agreements (“EDA”) pursuant to the Development Agreement with MAB.
West Rozel Project
In June 2005, the Company entered into an EDA with MAB for the West Rozel Project, under which the Company has paid $1,250,000 to the assignor and paid reimbursement of estimated costs incurred by the assignor of approximately $180,000. The Company is obligated to pay MAB monthly property development costs in the amount of $200,000, commencing June 2005, and the first $50 million of project costs.
Buckskin Mesa Project
Effective November 1, 2005, the Company entered into an EDA with MAB for the Buckskin Mesa Project, under which the Company has paid $5,362,500 to the assignor and $1,961,460 in Federal Lease payments for Federal leases acquired by the assignor on November 10, 2005. As consideration for extending the final payment due on closing, the Company agreed to pay a monthly extension fee of $200,000 for each 30-day period commencing January 6, 2006 of which all were paid as of June 30, 2006. The Company is obligated to pay MAB monthly project property development costs of $20,000, commencing July 1, 2005, and the first $50 million of project costs. The Company charges to operations all property development costs incurred to MAB under the related EDA’s.
Piceance II Project
Effective December 1, 2005, the Company entered into an EDA with MAB for the Piceance II Project, under which the Company will pay up to $4,000,000 to the assignor (of which $3,898,793 has been paid) and has issued $1 million of the Company’s Common Stock. The Company is obligated to pay MAB monthly project development costs of $20,000 per month, commencing November 1, 2005, and the first $50 million of project costs.

PETROHUNTER ENERGY CORPORATION
(formerly Digital Ecosystems Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
Beetaloo Project
Effective December 10, 2005, the Company entered into an EDA with MAB for the Beetaloo Project representing exploration permits in the Northern Territory, Australia. Under the terms of the EDA, the Company has paid $1,000,000 to the assignor and has funded the $3 million seismic work commitment. The Company is obligated to pay monthly project development costs of $100,000 per month, commencing March 1, 2006, and the first $100 million of project costs.
Fiddler Creek Project
Effective January 13, 2006, the Company entered into an EDA with MAB for the Fiddler Creek (Montana) Project, under which the Company paid $2,000,000, consisting of $300,000 cash to the assignor and the issuance of $1.7 million (3.4 million shares at $0.50 per share) of the Company’s Common Stock as a finders fee to a third party. The Company is obligated to pay MAB monthly project development costs of $20,000 per month, commencing April 1, 2006, and the first $100 million of project costs.
South Bronco Project
Effective July 1, 2006, the Company entered into an EDA with MAB related to the south Bronco properties in the Piceance Basin, Colorado, under which the Company receives an undivided 50% working interest in the properties and commits to drill four exploration wells. The Company also is obligated to pay MAB monthly project development costs of $20,000, commencing July 1, 2006, and to pay the first $50 million of project costs.
Bear Creek Project
Effective May 1, 2006, the Company entered into an EDA with MAB related to the Bear Creek prospect in Montana, under which the Company receives an undivided 50% working interest in the properties and has issued $1.2 million (2.4 million shares at $0.50 per share) of the Company’s Common Stock as a finder’s fee to a third party. The Company also is obligated to pay MAB monthly project development costs of $50,000 commencing May 1, 2006, and to pay the first $50 million of project costs.
Buckskin Mesa II Project
Effective August 1, 2006, the Company entered into an EDA with MAB related to the Buckskin Mesa Project in the Piceance Basin, Colorado, under which the Company receives an undivided 50% working interest in the properties for $765,000. The Company has a contingent liability up to a maximum of an additional $1.1 million payable to a third party for bonus payments related to title curative work on the properties. The Company is also obligated to pay MAB monthly project development costs of $20,000, commencing August 1, 2006 and to pay the first $50 million of project costs.

PETROHUNTER ENERGY CORPORATION
(formerly Digital Ecosystems Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
The Company’s exploration projects continue to be evaluated, and management believes that the carrying costs of these projects are recoverable. Should the company be unsuccessful in its exploration activities, the carrying cost of these prospects will be charged to operations. The Company charges to operations all property development costs incurred to MAB under the related EDA’s.
NOTE 5 — CONVERTIBLE NOTES
During the nine months ended June 30, 2006 the Company completed the sale of $21,194,167 convertible promissory notes to accredited investors pursuant to a private placement memorandum. The notes pay interest at the rate of 14% per annum and are due one year from closing of the placement. At the option of a Note holder, the principal may be converted into the Company’s common stock at a rate of one share for each $0.50 of debt (the “Conversion Price”). Each Note may be converted by the Company, in its sole discretion, into the Company’s common stock at the Conversion Price anytime after the earlier to occur of (i) the Company raising at least $5,000,000 in funds, including the proceeds received under the Placement; or (ii) the consummation of a consolidation of the Company with a reporting company under the Securities Exchange Act of 1934, whose stock is publicly traded, provided that the stockholders of the Company immediately prior to the consolidation own at least 80% of the post-consolidation entity. Each Note holder will receive at least 60 days’ interest at 14% per annum so that if this mandatory conversion occurs less than 60 days after the date of a Convertible Note, the holder still will receive payment for a minimum of 60 days’ interest. Upon completion of the share exchange between PetroHunter and GSL, the notes were converted to 42,388,344 shares of common stock. As of June 30, 2006, the Company had subscriptions receivable of $2,077,000, which was subsequently received.
Prior to the merger with GSL on May 12, 2006, Digital entered into five separate loan agreements, aggregating $400,000, due one year from issuance, commencing October 11, 2006. The loans bear interest at 12% per annum, are unsecured, and are convertible at the option of the lender at a price per share equal to the closing price of the Company’s common shares on the OTC.BB market on the day preceding notice from the lender of its intent to convert the loan.
NOTE 6 — COMMON STOCK
During the period from June 20, 2005 (inception) to September 30, 2005, the Company issued 100,000,000 shares of its common stock, at $.001 per share, to its founder for previous advances for expenditures made on behalf of the Company in the amount of $100,000.

PETROHUNTER ENERGY CORPORATION
(formerly Digital Ecosystems Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
During the nine months ended June 30, 2006, the Company issued 118,687,334 shares of its common stock as follows:
•	8,800,000 shares, valued at $.50 per share, as partial consideration for the acquisition of oil and gas properties

•	1,864,000 shares valued at $.50 per share, as partial consideration for finder’s fees on the sale of convertible debt

•	42,388,334, at $.50 per share, for conversion of convertible debt (Note 5)

•	28,700,000 shares pursuant to the share exchange agreement with GSL (Note 1)

•	35,442,500 shares pursuant to the sale of units at $1.00 per unit to accredited investors pursuant to a private placement memorandum. Each unit consists of one share of common stock and a warrant to purchase one share of common share for a period of 5 years at $1.00 per share.

•	1,492,500 shares valued at $1.00 per share, as partial consideration for finder’s fees on the sale of $1.00 units
NOTE 7 — STOCK OPTION PLAN
The Company adopted the 2005 Stock Option Plan (the “Plan”), as amended. Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 20,000,000 shares of common stock for the plan. At June 30, 2006, options to purchase 1,000,000 shares were available to be granted pursuant to the stock option plan.
A summary of option activity under the Plan as of June 30, 2006 and changes during the nine months then ended is presented below:

		Weighted	Weighted Avg
		Avg	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding — October 1, 2005	19,000,000	$0.50
Granted during period	—	$—
Exercised during period	—	—
Forfeited during period	—	—
Expired during period	—	—

Options outstanding — June 30, 2006	19,000,000	$0.50	4.12	$17,480,549

Exercisable at June 30, 2006	6,650,000	$0.50	4.12	$6,110,689

PETROHUNTER ENERGY CORPORATION
(formerly Digital Ecosystems Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
There have been no options exercised under the terms of the Plan.
A summary of the status of the Company’s nonvested options as of June 30, 2006 and changes during the nine months then ended is presented below.

		Weighted
	Number of	Avg Fair
	Shares	Value
Nonvested Options
Nonvested — October 1, 2005	15,200,000	$0.32
Granted during period	—	—
Exercised during period	—	—
Vested during period	(2,850,000)	$0.51
Forfeited during period	—	—
Expired during period	—	—

Nonvested — June 30, 2006	12,350,000	$0.92

As of June 30, 2006 there is $11,348,422 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.1 years. The total fair value of shares vested during the nine months ended June 30, 2006 was $1,353,090.
The fair value of the options was calculated using the following weighted average assumptions: expected dividend yield zero; expected volatility rate 71.88%; risk free interest rate 4.88%; and term 3.75 years.
NOTE 8 — RELATED PARTY TRANSACTIONS
The Company incurred consulting fees related to services provided by its officers in the aggregate amount of $484,150 during the nine months ended June 30, 2006.
During the nine months ended June 30, 2006 the Company incurred $2,765,000 in property development costs to MAB under the Development Agreement between MAB and the Company. At June 30, 2006, MAB was prepaid $1,336,000 for property development costs by the Company.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
ENVIRONMENTAL
Oil and gas producing activities are subject to extensive environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

PETROHUNTER ENERGY CORPORATION
(formerly Digital Ecosystems Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
CONTINGENCIES
The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. The Company is not currently involved in any such incidental litigation which it believes could have a materially adverse effect on its financial condition or results of operations.
COMMITMENTS
The Company has incurred the following commitments for its oil and gas properties in conjunction with the Development Agreement with MAB:

			Property
	Project Costs	Development	Development
	(million)	Agreement	Costs (Monthly)
As of June 30, 2006
West Rozel	$50	$1,430,000	$200,000
Buckskin Mesa	50	4,262,500	20,000

Buckskin Mesa–
Federal Leases	—	1,961,460

Piceance II
Cash	50	4,000,000	20,000
Stock		1,000,000	—

Beetaloo
Acquisition	100	1,000,000	100,000
Seismic		3,000,000

Fiddler Creek
Cash	100	300,000	20,000
Cash or Stock	—	1,700,000	—

South Bronco
Drilling Commitment	50	—	20,000

Bear Creek
Convertible Notes	50	1,200,000	50,000

	450	19,853,960	430,000

Subsequent to June 30, 2006
Buckskin Mesa II
Cash	50	1,865,000	20,000

TOTAL	$500	$21,718,960	$450,000

As of June 30, 2006, the Company had paid all outstanding commitments under the Development Agreement with MAB.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
Cautionary Statement Regarding Forward-Looking Statements
     Certain statements contained in this Quarterly Report constitute “forward-looking statements”. These statements, identified by words such as “plan”, “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.
Description of Business and Properties
     PetroHunter Energy Corporation (“PetroHunter”), formerly known as Digital Ecosystems Corp. (“Digital”), through the operations of its wholly owned subsidiary GSL Energy Corporation (“GSL”), is a global oil and gas exploration and production company with primary assets consisting of an undivided 50% working interest in oil and gas leases and related interests in various oil and natural gas prospects, including approximately 17,000 net mineral acres in the Piceance Basin of Colorado and seven million gross acres (3.5 million net acres) in the Northern Territory of Australia (collectively, PetroHunter and GSL are referred to herein as the “Company”). In two of its principal areas of operation, the Company is obligated to pay the first $50 million of costs incurred by its joint venture partner, and in its other areas of operation, the Company is obligated to pay the first $25 million of costs incurred by its joint venture partner. The Company’s joint venture partner in these projects is MAB Resources LLC, a Delaware limited liability company that is controlled by Marc A. Bruner, who is the largest stockholder of the Company. GSL was formed in June 2005 as a Maryland corporation, and on May 12, 2006 GSL completed a stock exchange by which its stockholders received more than 85% of Digital’s outstanding stock, and GSL’s business became the business of Digital. Subsequent to May 2006, Digital acquired all the remaining outstanding stock of GSL, and effective August 14, 2006, Digital changed its name from Digital Ecosystems Corp. to PetroHunter Energy Corporation.
HEAVY OIL PROPERTIES
     Great Salt Lake – Utah. Pursuant to an Exploration Agreement effective as of June 1, 2005 (the “Utah Agreement”) between MAB Resources and the Company, MAB Resources has assigned to the Company an undivided 50% leasehold and working interest and related real and personal property in oil and gas leases currently owned or under contract covering 173,851 acres in the northern area of the Great Salt Lake in Utah (the “Utah Leases”). The Utah Leases allow for the exploration, development and production of hydrocarbons in the areas under the Utah Leases.
     In exchange for this undivided 50% leasehold interest, the Company will pay for the first $50,000,000 in costs paid or incurred in connection with or in respect to the acquisition, development and operations related to the Utah Leases, including for wells and associated or related facilities. The effect of the Company’s obligation to pay for the first $50,000,000 of costs (“Project Costs”) is that MAB Resources owns a “carried interest” equivalent to $25,000,000. A portion of this carried interest is paid in the form of advances by the Company to MAB Resources in the amount of $200,000 each month as a project development costs. The advances commenced June 1, 2005. The total amount of such advances are deducted from the Company’s $25,000,000 carried interest obligation. After $50,000,000 in costs have been paid or incurred by the Company, the Company and MAB Resources will each pay for their respective 50% proportionate share all further costs paid or incurred in connection with or in respect to the development and operation of the Utah Leases. In addition, MAB Resources will retain a three percent overriding royalty interest of the gross proceeds of all sales of hydrocarbons on the Utah Leases or on lands pooled or unitized therewith.
     Pursuant to the terms of the Utah Leases, one well must be drilled prior to the expiration date of the primary term under each Utah Lease. The primary terms of two of the Utah Leases end in June 2008, and the primary term of the third Utah Lease ends in May 2009. MAB Resources and the Company plan to drill at least one test well on each of the Utah Leases prior to the end of each respective primary term. Subsequent drilling and development, as well as any applications to extend the term of one or more of the Utah Leases, will be determined as MAB Resources and the Company evaluate the results of the first test well and as they further analyze the results of the seismic surveys.
     Montana Heavy Oil. MAB Resources has entered into an agreement to obtain an interest in up to 15,000 net mineral acres in Carbon, Stillwater, and Yellowstone Counties in Montana (the “Montana Agreement”). MAB Resources is required to pay an independent third party a finder’s fee of $2,000,000, plus an amount equal to $1.00 per barrel sold of liquid hydrocarbons. MAB will assign an undivided 50% of the acquired interests to the Company, subject to an agreement similar to the terms of the Utah Agreement and the Colorado Agreement. The Company is obligated to pay MAB Resources monthly project development costs of $20,000 per month commencing April 1, 2006, and the first $100 million of project costs. The total amount of such advances are deducted from the Company’s carried interest obligation.
PICEANCE BASIN, COLORADO, PROPERTIES
     Buckskin Mesa. MAB Resources has acquired a 100% working interest, with a net revenue interest of 80%, in certain oil and gas leases covering at least 16,000 net mineral acres located in the Piceance Basin in Colorado (the “Colorado Leases”). MAB Resources has paid $7.6 million for the Colorado Leases. MAB Resources is acquiring the Colorado Leases for a cost of between $300 and $500 per net mineral acre. MAB Resources is obligated to drill one well during the first 12 months and four additional wells during the second 12 months on the Piceance Basin acreage.
     MAB Resources and the Company have entered into an Exploration Agreement (the “Colorado Agreement”) under which the Company will receive a 50% working interest in the Colorado Leases and is obligated to pay 100% of the first $50 million of the costs and expenses incurred by MAB Resources and the Company in connection with acquisition, drilling and development of the Colorado Leases, on terms similar to the Utah Agreement. However, under the Colorado Agreement, the monthly advance payments to MAB Resources as a project development costs are $20,000 and commence July 1, 2005. The total amount of such advances are deducted from the Company’s carried interest obligation. Thereafter, each party will be responsible for its proportionate interest. In addition, MAB Resources will retain a three percent overriding royalty interest of the gross proceeds of all sales of hydrocarbons on the Colorado Leases or lands pooled or unitized therewith.

     The Company is presently reviewing both 3D and 2D seismic to determine optimum drill sites for a planned fall drilling program that will continue into 2007. A rig is available for this drilling program.
     “Piceance II” – Colorado. MAB Resources obtained an interest in approximately 1,000 net mineral acres in Garfield County, Colorado, together with a right to acquire up to an additional 1,500 acres, which the third-party sellers are obligated to obtain, and which MAB Resource is obligated to purchase. MAB Resources will pay $4,000 per net mineral acre.
     MAB Resources will assign an undivided 50% of the acquired interests to the Company, subject to an agreement similar to the terms of the Utah Agreement and the Colorado Agreement, and the agreement related to the Australian permits, and the Company will pay for the first $50 million in costs and expenses incurred in connection with the drilling and development on this acreage. Under the Piceance II agreement, MAB receives an advance of $20,000 a month, commencing November 1, 2005 as a project development costs. The total amount of such advances are deducted from the Company’s carried interest obligation.
     The Company has commenced drilling operations as part of an eight well program from two pads at one of the Piceance II drill sites and participated in the drilling and completion of another well at a different location. As of August 7, 2006, four wells had been drilled from the first pad and the rig was being moved to the second pad. The Company and its joint venture partner are targeting November 2006 to complete the eight wells. This eight well program is part of the Company’s overall 25-well drilling program in the approximately 1,000 acre Piceance II project.
AUSTRALIA PROPERTIES
     Northern Territory – Australia. MAB Resources has obtained four exploration licenses (the “Exploration Licenses”) covering seven million net mineral acres in the Northern Territory of Australia, for a purchase price of $1 million and a seismic commitment of $3 million. To date, the Company has funded $4 million in exploration and development costs which will be expended in connection with the seismic program in Beetaloo Basin. MAB Resources will assign an undivided 50% working interest in the Exploration Licenses to the Company, subject to an agreement similar to the Utah Agreement and Colorado Agreement. the Company has agreed to pay for the first $100 million in costs paid or incurred in connection with or in respect to the acquisition and development of the Exploration Licenses, and the related production licenses that are likely to be issued to MAB Resources and the Company if hydrocarbons are discovered during the initial exploration phase under the permits. The terms of this carried interest are similar to the previously described agreements between MAB Resources and the Company. However the monthly advance payments to MAB Resources as a project development costs are $100,000 and commenced March 1, 2006. The total amount of these advances are deducted from the Company carried interest obligation. In addition, MAB Resources will retain a three percent overriding royalty interest of the gross proceeds of all sales of hydrocarbons on the permits and related licenses.
     A 600 kilometer (360 mile) 2D seismic data collection program commenced in June in the Beetaloo Basin on the Exploration Licenses. This activity is being conducted as part of the license requirements for holding the seven million net acre property. The Company recently applied for an additional 750,000 net acres. The seismic program is designed to provide data that will help the Company identify drill sites for an eight-well drilling program that it is targeted for 2007.
     The Company believes that the Beetaloo Basin is an under-explored frontier basin that appears to have indications of commercial potential in one or more multiple conventional and unconventional oil and gas formations. The basin is located approximately 500 kilometers south of Darwin, and infrastructure in the form of national highways, railroad, and a gas pipeline are located in various portions of the acreage.

DEVELOPMENT AGREEMENT
     In addition to the agreements discussed above with MAB Resources, the Company has entered into a Management and Development Agreement with MAB Resources whereby the Company has the right to obtain and receive MAB Resource’s knowledge and operating expertise, which includes the expertise of MAB Resources’ oil and gas personnel.
Plan of Operation
     Our plan of operations is to form three primary business units and manage the assets under these units.
1.	Unconventional natural gas exploration in Colorado,

2.	Heavy crude exploration and processing in Montana and Utah,

3.	Exploration of oil and gas fields in Australia.
     The development of our Colorado properties will include:
•	Drilling of wells in our 1,000 acre holdings in Piceance Basin. We expect to complete approximately 8 wells and have gas production by the end of the 2006 calendar year.

•	Exploration of our 16,000 acre lease near Buckskin Mesa/Powell Park discovery wells in the northern Piceance Basin. Our plan is to reprocess 2D and 3D seismic data. Based on results of this analysis, we anticipate a five well exploration program will be commenced in calendar year 2006. These wells will be to an estimated depth of 10,000 to 12,000 feet, to test the Williams Fork, Cameo and Ft. Union formations.
     Associated with the development of our Colorado properties, we anticipate that, over the next twelve months, we will incur the following costs;
•	$15,000,000 to $30,000,000 in connection with the Piceance II project, to include seismic, drilling, completion and production facilities.

•	$15,000,000 to $28,000,000 in connection with the Buckskin Mesa project, to include seismic, and drilling.
     The development of our heavy oil prospects in Montana and Utah will include:
•	The development of 15,000 acres of prime heavy oil acreage in Montana.

•	The development of 173,000 acres owned or under contract in the Great Salt Lake.

     We anticipate that, over the next twelve months, we will incur the following costs related to our heavy oil prospects in Montana and Utah:
•	$7,000,000 to $12,500,000 to add land in Montana in areas where we have already completed acquisitions

•	$8,000,000 to $15,000,000 in connection with the Fiddler Creek project, to include drilling, completion and production facilities

•	$5,000,000 to $10,000,000 in connection with the Great Salt Lake project, to include project design, project equipment procurement, site infrastructure development and initial drilling?
     In Australia we plan to explore and develop portions of the 7,000,000 acres of the project area in northwestern Australia (Beetaloo Basin). During 2006, we plan to reprocess over 700 kilometers of seismic data and field development of 600 kilometers of 2D seismic. We anticipate that, over the next twelve months, we will incur $3,000,000 to $6,000,000 in costs related to seismic reprocessing and field acquisition of seismic.
     The Company has not commenced principal operations or earned revenue as of June 30, 2006, and the Company is considered a development stage company. In order to fund its planned exploration and development of oil and gas properties, the Company will require significant additional funding, in addition to the funds raised under private placement offerings completed by the Company. The Company has no commitments for this financing and there is no assurance that the Company will be able to obtain the necessary amount.
     Management believes that the Company will have sufficient capital to meet its obligations during the remainder of the current fiscal year. We expect that we will require additional funding for anticipated costs of our projects subsequent to 2006 and that the additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our projects, and other working capital requirements. We believe that debt financing will not be an alternative for our exploration program. We do not have any arrangements in place for any future equity financing.
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

PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 12, 2006, the Company entered into an Amendment No. 5 (the “Amendment”) to the Share Exchange Agreement dated February 10, 2006 (as amended, the “Agreement”), by and between the Company, GSL Energy Corporation, a Maryland corporation (“GSL”), MABio Materials Corporation, a Maryland corporation, MAB Resources LLC, a Delaware corporation, and the shareholders of GSL named therein. Pursuant to this Agreement, unregistered shares of equity securities were issued. The terms of this transaction are set forth in the Company’s Form 8-K/A filed on May 12, 2006.
Item 6. Exhibits
Exhibit Index

Exhibit
Number	Description

2.1	Amendment No. 5 to the Share Exchange Agreement dated February 10, 2006.(2)

3.1	Articles of Incorporation for PetroHunter Energy Corporation(1)

3.2	Bylaws of PetroHunter Energy Corporation(1)

4.1	Form of Share Certificate.(3)

31.1	Rule 13a-14(a) Certifications of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes

(1)	Incorporated by reference from the Company’s Definitive Schedule 14C, filed on July 17, 2006.

(2)	Incorporated by reference from the Company’s Form 8-K/A filed on May 19, 2006.

(3)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on September 16, 2004, as amended.

SIGNATURE
     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Kelly Nelson	Chief Executive Officer	August 21, 2006

/s/ Carmen Lotito	Chief Financial Officer	August 21, 2006

Exhibit Index

Exhibit
Number	Description

2.1	Amendment No. 5 to the Share Exchange Agreement dated February 10, 2006.(2)

3.1	Articles of Incorporation for PetroHunter Energy Corporation(1)

3.2	Bylaws of PetroHunter Energy Corporation(1)

4.1	Form of Share Certificate.(3)

31.1	Rule 13a-14(a) Certifications of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes

(1)	Incorporated by reference from the Company’s Definitive Schedule 14C, filed on July 17, 2006.

(2)	Incorporated by reference from the Company’s Form 8-K/A filed on May 19, 2006.

(3)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on September 16, 2004, as amended.