Form 10QSB/A
period 2006-06-30
PetroHunter Energy Corp
filed 2006-08-25
CIK 1298824

U.S. Securities And Exchange Commission
Washington, D.C. 20549
FORM 10-QSB/A
(Amendment No. 1)

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

This Amendment No. 1 to the Form 10-QSB for the quarterly period ended June 30, 2006 is being filed to include the Report of Independent Registered Public Accounting Firm in Part I, Item 1 and also to report the matter described in the third paragraph of Item 1 of Part I.
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
The Form 10-QSB filed in August 21, 2006 for the quarterly period ended June 30, 2006 was filed prior to the completion of the review of the financial statements by the Company’s auditor. The review of the interim financial statements by the Company’s auditor has been completed and their review report is included in Part I, Item 1 as Report of Independent Registered Public Accounting Firm.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
PetroHunter Energy Corporation, formerly Digital Ecosystems Corp., (“Digital”) was incorporated on February 21, 2002 under the laws of the State of Nevada. On February 10, 2006, Digital entered into a Share Exchange Agreement (the “Agreement”) with GSL Energy Corporation (“GSL”) and certain shareholders of GSL pursuant to which Digital acquired more than 85% of the issued and outstanding shares of common stock of GSL, in exchange for shares of Digital’s common stock. On May 12, 2006, the parties to the Agreement completed the share exchange, and Digital changed its business to the business of GSL. Subsequent to the closing of the Agreement, Digital acquired all the remaining outstanding stock of GSL, and effective August 14, 2006, Digital changed its name from Digital Ecosystems Corp. to PetroHunter Energy Corporation (“PetroHunter”). (Unless otherwise specified, GSL and PetroHunter are collectively referred to herein as the “Company”).
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors
PetroHunter Energy Corporation
Denver, Colorado
We have reviewed the accompanying balance sheet of PetroHunter Energy Corporation as of June 30, 2006, the related statements of operations for the three and nine month periods ended June 30, 2006 and the period from inception (June 20, 2005) to June 30, 2006, and the related statements of cash flows for the nine month period ended June 30, 2006 and the period from inception (June 20, 2005) to June 30, 2006. These financial statements are the responsibility of the Company’s management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with U.S. generally accepted accounting principles.
Hein & Associates LLP
Denver, Colorado
August 25, 2006

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
Description of Business and Properties
     PetroHunter Energy Corporation (“PetroHunter”), formerly Digital Ecosystems Corp. (“Digital”), through the operations of its wholly owned subsidiary GSL Energy Corporation (“GSL”), is a global oil and gas exploration and production company with primary assets consisting of an undivided 50% working interest in oil and gas leases and related interests in various oil and natural gas prospects, including approximately 17,000 net mineral acres in the Piceance Basin of Colorado and seven million gross acres (3.5 million net acres) in the Northern Territory of Australia (collectively, PetroHunter and GSL are referred to herein as the “Company”). In two of its principal areas of operation, the Company is obligated to pay the first $50 million of costs incurred by its joint venture partner, and in its other areas of operation, the Company is obligated to pay the first $25 million of costs incurred by its joint venture partner. The Company’s joint venture partner in these projects is MAB Resources LLC, a Delaware limited liability company that is controlled by Marc A. Bruner, who is the largest stockholder of the Company. GSL was formed in June 2005 as a Maryland corporation, and on May 12, 2006 GSL completed a stock exchange by which its stockholders received more than 85% of Digital’s outstanding stock, and GSL’s business became the business of Digital. Subsequent to May 2006, Digital acquired all the remaining outstanding stock of GSL, and effective August 14, 2006, Digital changed its name from Digital Ecosystems Corp. to PetroHunter Energy Corporation.
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
Item 3. Controls and Procedures.
Evaluation Of Disclosure Controls And Procedures
     As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures lack adequate staff in order to be effective. Subsequent to the end of the period covered by this report, we have implemented procedures to remediate this control deficiency by the hiring of additional staff.
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

Signatures	Title	Date

/s/ Kelly H. Nelson	Chief Executive Officer	August 25, 2006
Kelly H. Nelson

/s/ Carmen J. Lotito	Chief Financial Officer	August 25, 2006
Carmen J. Lotito

Exhibit Index

Exhibit
Number	Description

2.1	Amendment No. 5 to the Share Exchange Agreement dated February 10, 2006.(2)

3.1	Articles of Incorporation for PetroHunter Energy Corporation(1)

3.2	Bylaws of PetroHunter Energy Corporation(1)

4.1	Form of Share Certificate.(3)

31.1	Rule 13a-14(a) Certifications of the Company’s Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes

(1)	Incorporated by reference from the Company’s Definitive Schedule 14C, filed on July 17, 2006.

(2)	Incorporated by reference from the Company’s Form 8-K/A filed on May 19, 2006.

(3)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on September 16, 2004, as amended.