Form 10KSB
period 2006-09-30
PetroHunter Energy Corp
filed 2007-01-26
CIK 1298824

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                        Commission file number: 000-51152

                         PETROHUNTER ENERGY CORPORATION
           (Name of small business issuer as specified in its charter)

                 MARYLAND                                98-0431245
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

            1875 LAWRENCE STREET, SUITE 1400, DENVER, COLORADO 80203
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (303) 572-8900

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).           Yes [ ]   No [X]

State issuer's revenues for its most recent fiscal year:  $35,656

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $249,298,342 ON NOVEMBER 30, 2006

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 219,928,734 ON NOVEMBER 30, 2006

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]


                           FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report constitute "forward-looking statements". These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Annual Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC").

         All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

                                   CURRENCIES

         All amounts expressed herein are in US dollars unless otherwise indicated.

                                    GLOSSARY

         Unless otherwise indicated in this document, oil equivalents are determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids so that six Mcf of natural gas are referred to as one barrel of oil equivalent.

         AMI.  Area of Mutual Interest.

         API GRAVITY. A specific gravity scale developed by the American Petroleum Institute (API) for measuring the relative density of various petroleum liquids, expressed in degrees. API gravity is gradated in degrees on a hydrometer instrument and was designed so that most values would fall between 10(degree) and 70(degree) API gravity. The arbitrary formula used to obtain this effect is: API gravity = (141.5/SG at 60(degree)F) - 131.5, where SG is the specific gravity of the fluid.

         ANTICLINE. An arch-shaped fold in rock in which rock layers are upwardly convex.

         BBL. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

         BCF. One billion cubic feet of natural gas at standard atmospheric conditions.

         CAPITAL EXPENDITURES. Costs associated with exploratory and development drilling (including exploratory dry holes); leasehold acquisitions; seismic data acquisitions; geological, geophysical and land related overhead expenditures; delay rentals; producing property acquisitions; other miscellaneous capital expenditures; compression equipment and pipeline costs.

         CARRIED INTEREST. The owner of this type of interest in the drilling of a well incurs no liability for costs associated with the well until the well is drilled, completed and connected to commercial production/processing facilities.

         CENTIPOISE. A unit of measurement for viscosity equivalent to one-hundredth of a poise.

         COMPLETION. The installation of permanent equipment for the production of oil or natural gas.

         DARCY. A standard unit of measure of permeability. One darcy describes the permeability of a porous medium through which the passage of one cubic centimeter of fluid having one centipoise of viscosity flowing in one second under a pressure differential of one atmosphere where the porous medium has a cross-sectional area of one square centimeter and a length of one centimeter.

         DEVELOPED ACREAGE. The number of acres that are allocated or assignable to producing wells or wells capable of production.

         DEVELOPMENT WELL. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

         EXPLOITATION. The continuing development of a known producing formation in a previously discovered field. To make complete or maximize the ultimate recovery of oil or natural gas from the field by work including development wells, secondary recovery equipment or other suitable processes and technology.

         EXPLORATION. The search for natural accumulations of oil and natural gas by any geological, geophysical or other suitable means.

         EXPLORATORY WELL. A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

         FIELD. An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

         FINDING AND DEVELOPMENT COSTS. The total capital expenditures, including acquisition costs, and exploration and abandonment costs, for oil and gas activities divided by the amount of proved reserves added in the specified period.

         GROSS ACRES OR GROSS WELLS. The total acres or wells, as the case may be, in which we have a working interest.

         LEASE. An instrument which grants to another (the lessee) the exclusive right to enter to explore for, drill for, produce, store and remove oil and natural gas on the mineral interest, in consideration for which the lessor is entitled to certain rents and royalties payable under the terms of the lease. Typically, the duration of the lessee's authorization is for a stated term of years and "for so long thereafter" as minerals are producing.

         MBO. One thousand barrels of oil.

         MCF. One thousand cubic feet of natural gas at standard atmospheric conditions.

         MMBO. One million barrels of oil

         MMCF. One million cubic feet of natural gas.

         NET ACRES OR NET WELLS. A net acre or well is deemed to exist when the sum of our fractional ownership working interests in gross acres or wells, as the case may be, equals one. The number of net acres or wells is the sum of the fractional working interests owned in gross acres or wells, as the case may be, expressed as whole numbers and fractions thereof.

         OPERATOR. The individual or company responsible to the working interest owners for the exploration, development and production of an oil or natural gas well or lease.

         OVERRIDING ROYALTY. A revenue interest in oil and gas, created out of a working interest which entitles the owner to a share of the proceeds from gross production, free of any operating or production costs.

         PARTICIPANT GROUP. The individuals and/or companies that, together, comprise the ownership of 100% of the working interest in a specific well or project.

         PAYOUT. The point at which all costs of leasing, exploring, drilling and operating have been recovered from production of a well or wells as defined by contractual agreement.

         PRODUCTIVE WELL. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

         PROSPECT. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

         PROVED RESERVES. The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

         RE-ENTRY. Entering an existing well bore to redrill or repair.

         RESERVES. Natural gas and crude oil, condensate and natural gas liquids on a net revenue interest basis, found to be commercially recoverable.

         RESERVOIR. A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

         ROYALTY. An interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage, or of the proceeds of the sale thereof, but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

         SPUD. To start the well drilling process by removing rock, dirt and other sedimentary material with the drill bit.

         TCF. One trillion cubic feet.

         3-D SEISMIC. The method by which a three-dimensional image of the earth's subsurface is created through the interpretation of reflection seismic data collected over a surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, exploitation and production.

         UNDEVELOPED ACREAGE. Lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

         WORKING INTEREST. An interest in an oil and gas lease that gives the owner of the interest the right to drill and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         PetroHunter Energy Corporation ("PetroHunter"), formerly Digital Ecosystems Corp. ("Digital"), through the operations of its wholly owned subsidiary, PetroHunter Operating Company, is a global oil and gas exploration and production company with primary assets consisting of a working interest in oil and gas leases and related interests in various oil and natural gas prospects, including approximately 220,000 net acres in Colorado, Utah and Montana and approximately seven million net acres in the Northern Territory of Australia. The properties are managed and operated in three groups: Heavy Oil, Piceance Basin, and Australia.

         PetroHunter Operating Company (formerly GSL Energy Corporation) was formed in June 2005 as a Maryland corporation, and on May 12, 2006 completed a stock exchange by which its stockholders received more than 85% of Digital's outstanding stock. The business of PetroHunter Operating Company became the business of Digital. Subsequent to May 2006, Digital acquired all the remaining outstanding stock of PetroHunter Operating Company, and effective August 14, 2006, Digital changed its name from Digital Ecosystems Corp. to PetroHunter Energy Corporation and changed its domicile to Maryland. Digital was incorporated on February 21, 2002 under the laws of the State of Nevada.

         In October 2006, GSL Energy Corporation ("GSL") changed its name to PetroHunter Operating Company. On November 8, 2005, GSL formed Paleotechnology, Inc. ("Paleo") as a wholly-owned subsidiary for the purpose of exploring and developing new products and processes using by-products of petroleum extraction environments. On September 11, 2006, PetroHunter formed PetroHunter Heavy Oil Ltd. as a wholly-owned subsidiary for the purpose of holding and developing its heavy oil assets. PetroHunter formed PetroHunter Energy NT Ltd. on October 20, 2006 for the purpose of holding and developing its assets in the Northern Territory of Australia. Collectively, PetroHunter and its subsidiaries are referred to herein as the "Company," "we," "us" or "our".

         Our principal executive offices are located at 1875 Lawrence Street, Suite 1400, Denver, Colorado 80202. The telephone number is (303) 572-8900, the facsimile number is (303) 572-8927 and our web site is WWW.PETROHUNTER.COM. Our periodic and current reports filed with the Securities and Exchange Commission (the "SEC") can be found on our web site at www.petrohunter.com and on the SEC's website at www.sec.gov.

MAB RESOURCES LLC

         Effective July 1, 2005, we entered into a Management and Development Agreement (the "Development Agreement") with MAB Resources LLC ("MAB"). MAB is a Delaware limited liability company controlled by Marc A. Bruner, our largest shareholder. MAB is in the business of oil and gas exploration and development. MAB has acquired various oil and gas properties and related assets through several purchase and sale agreements and lease development agreements (collectively, the "MAB/Third-Party Agreements").

         Commencing shortly after our formation, we entered into a series of exploration and development agreements (the "EDAs") and the Development Agreement with MAB, under which MAB has assigned an undivided 50% working interest in the oil and gas properties which MAB obtained under the MAB/Third-Party Agreements. Under the EDAs and the Development Agreement, MAB has the continuing obligation to assign to us an undivided 50% working interest in additional properties which

MAB acquires (including leases, concessions, permits and related oil and gas interests and assets) throughout the world, subject to reservation of a specified overriding royalty and subject to our specified obligations certain of which are described below.

         All of the MAB/Third-Party Agreements establish one or more areas of mutual interest ("AMIs"). In the course of negotiating each MAB/Third-Party Agreement, MAB secured each selling party's obligation to obtain substantial additional acreage and/or oil and gas leases (including producing properties) within each AMI and to convey to MAB 100% of the working interest in each lease and production asset obtained by seller. Under the EDAs and the Development Agreement, we have a continuing right to acquire an undivided 50% working interest in all such properties.

         The Development Agreement sets forth: (a) MAB's obligation to assign to us a minimum 50% undivided interest in any and all oil and gas assets which MAB acquires from third parties in the future; and (b) our long-term relationship with MAB regarding the ownership and operation of all jointly-owned properties. Each of the Properties acquired is covered by a property-specific EDA that is consistent with the terms of the Development Agreement.

         Each EDA and the Development Agreement include the following material terms:

             o OWNERSHIP: MAB and we each own an undivided 50% working interest in all oil and gas leases, production facilities, and related assets (collectively, the "Properties").

             o OPERATOR: We are named as Operator, and have appointed a related controlled entity, MAB Operating Company LLC, as sub-operator. MAB and we will sign a joint operating agreement, governing all operations.

             o COSTS AND REVENUES: Each party pays its proportionate share of costs and receives its proportionate share of revenues, subject to us bearing the following burdens:

                     a) MAB OVERRIDING ROYALTY INTEREST: Each assignment of Properties from MAB to us reserves an overriding royalty equivalent to 3% of 8/8ths (proportionately reduced to 1.5% of our undivided 50% working interest in the Properties) (the "MAB Override"), payable out of production and sales.

                     b) PROJECT COSTS: Each EDA provides that we shall pay 100% of the cost of acquisitions and operations ("Project Costs") up to a specified amount, after which time each party shall pay its proportionate 50% share of such costs. The maximum specified amount of Project Costs of which we must pay 100%, under the Development Agreement for Properties acquired in the future, is $100 million for each Property or project acquired in the future. There is no "before payout" or "after payout" in the traditional sense of a "carried interest" because our obligation to expend the specified amount of Project Costs and MAB's receipt of its 50% share of revenues apply without regard to whether "payout" has occurred. Therefore, our payment of all Project Costs up to such specified amount might occur BEFORE actual payout, or might occur AFTER actual payout, depending on each project and set of Properties.

                     c) PROJECT DEVELOPMENT COSTS: Under the Development Agreement, we pay to MAB a monthly advance of Project Development Costs representing a specified portion of MAB's "carried" Project Costs. The total amount of such advances paid to MAB by us will be deducted from MAB's portion of the Project Costs carried by us.

             o RIGHTS AND OBLIGATIONS: MAB conveys to us an undivided 50% working interest in all rights and benefits under each EDA (such as additional Assets acquired under AMIs), and we assume our share of all duties and obligations under each EDA (such as drilling and development obligations).

         Effective January 1, 2007, we entered into an Acquisition and Consulting Agreement with MAB, which replaces the previous joint ownership agreement between the parties. Under the new agreement, MAB has relinquished and assigned to us all of MAB's 50% working interest, resulting in us now owning 100% working interest in the leases, permits and licenses covering 7.2 million net mineral acres that were previously owned 50/50. As a direct result of that assignment, MAB's carried interest (totaling 50% of our estimated $700 million in capital expenditures) is void and no longer applicable. In addition, MAB's monthly advance payments of Project Development Costs ($600,000 as of December 31, 2006) are replaced with a monthly consulting fee of $25,000 and monthly payments of $225,000 under the $13.5 million promissory note.

         In consideration for MAB's full relinquishment of its working interest and the carried interest, and the reduction in the monthly payment, and in connection with MAB's ongoing consulting services, our new agreement with MAB provides for the following consideration to MAB:

             a) The new agreement increases MAB's previous 3% overriding royalty interest to a 10% override. However, one-half of the override (5%) is deferred for a three-year period, during which time we receive the cash attributable to that 5% portion of the override, with such amount to be repaid at the end of the three-year period.

             b) The new agreement provides for the issuance of 50 million shares of our common stock to MAB.

             c) MAB has the right and opportunity to receive up to an additional 50 million shares, to be held in escrow and released over a five-year period in specified numbers of shares that are tied to our performance in booking reserves. The agreement provides for thresholds, beginning with the issuance of the first five million shares if and when we achieve proved reserves of 150 billion cubic feet of gas. All 50 million shares would be issued to MAB if and when we book one trillion cubic feet of proved reserves by January 1, 2012. If we do not achieve one trillion cubic feet of proved reserves by that date, the balance of shares in escrow, if any, will be returned to us.

             d) MAB will receive a promissory note in the principal amount of $13.5 million, payable in arrears by monthly installments of $225,000, commencing January 31, 2007, accruing interest at the London Interbank Offered Rate (LIBOR) (to be adjusted quarterly), and which shall be unsecured and subordinated to any other indebtedness in existence as of the date of the agreement or which is incurred by us or any affiliate or subsidiary in the future.

         The transfer of MAB's working interest for our shares (including the carried interest), the revised override and MAB foregoing monthly capital cost advances, will be analyzed in an independent economic evaluation, and the closing of this agreement, which is to occur by the end of January 2007, will be subject to such evaluation concluding that the consideration exchanged by the parties reflects a fair and reasonable market value for us.

PROPOSED ACQUISITION OF POWDER RIVER BASIN PROPERTIES

         On December 29, 2006, we entered into a Purchase and Sale Agreement (the "PSA") with Galaxy Energy Corporation ("Galaxy") and its wholly owned subsidiary, Dolphin Energy Corporation ("Dolphin"). Pursuant to the PSA, we agreed to purchase all of Galaxy's and Dolphin's oil and gas interests in the Powder River Basin of Wyoming and Montana (the "Powder River Basin Assets").

         Marc A. Bruner, who is our largest shareholder, also is a 14.3% beneficial shareholder of Galaxy. Marc A. Bruner is the father of Marc E. Bruner, the President, Chief Executive Officer and director of Galaxy. Marc E. Bruner is the stepson of Carmen J. Lotito, the Chief Financial Officer and a director of the Company.

         The purchase price for Powder River Basin Assets is $45 million, with $20 million to be paid in cash and $25 million to be paid in shares of our common stock at the rate of $1.50 per share.

         Closing of the transaction is subject to approval by Galaxy's secured noteholders, approval of all matters in its discretion by our Board of Directors, including the Company obtaining outside financing on terms acceptable to its Board of Directors, and various other terms and conditions. Either party may terminate the agreement if closing has not occurred by February 28, 2007.

         Within ten (10) days of signing the PSA, we were required and did make an initial earnest money payment of $1.4 million. On or before January 31, 2007, we will make an additional earnest money payment of $600,000. In the event the closing does not occur for any reason other than a material breach by us, the deposit shall convert into a promissory note (the "Note"), payable to us, and shall be an unsecured subordinated debt of both Galaxy and Dolphin, which is payable only after repayment of Galaxy's and Dolphin's senior indebtedness.

         We became the contract operator of the Powder River Basin Assets beginning January 1, 2007. At closing, the operating expenses incurred by us as the contract operator will be credited toward the purchase price, or if closing does not occur, will be added to the principal amount of the Note.

         MAB has orally agreed to guarantee the performance of Galaxy and Dolphin under the PSA (including but not limited to all their obligations under the Note), and has orally agreed to reimburse us for certain losses and damages which might be incurred as a result of those parties entering into the PSA. We expect that a written agreement will be entered into by the parties prior to closing.

PALEO

         On November 14, 2006, we, through our subsidiary, Paleo, and the Box Hill Institute signed an agreement which commenced a five-year research collaboration with the BioSkills Specialist Centre for Biotechnology Training at the Box Hill Institute in Melbourne, Australia. As part of the agreement, Paleo and the Box Hill Institute share laboratory space and offer training opportunities for Box Hill students. The team will target a broad array of applications including energy/petrochemical, environmental remediation, timber and plant resources, agricultural and consumer products.

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

EMPLOYEES

         At December 31, 2006, we had 16 full time employees and 16 total employees.

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

         Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

         Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes." This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on our operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on our operating costs.

         The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the "Superfund" law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims.

         It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term "hazardous substances." At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of "solid wastes" and "hazardous wastes," certain oil and gas materials and wastes are exempt from the definition of "hazardous wastes." This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

         We believe that the operator of the properties in which we have an interest is in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties. Although we maintain insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that our insurance will be adequate to cover all such costs, that the insurance will continue to be available in the future or that the insurance will be available at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. We do believe, however, that our operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect our operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS:

WE HAVE A LIMITED OPERATING HISTORY AND HAVE GENERATED ONLY VERY LIMITED REVENUES. WE HAVE INCURRED SIGNIFICANT LOSSES AND WILL CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

         We are a development stage oil and gas company and have earned very limited production revenue. Our principal activities have been raising capital through the sale of our securities and identifying and evaluating potential oil and gas properties.

         The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2006, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. From inception to September 30, 2006, we have generated a cumulative net loss of $22,810,834. For the 2007 fiscal year, we do not expect our operations to generate sufficient cash flows to provide working capital for our ongoing overhead, the funding of our lease acquisitions, and the exploration and development of our properties. Without adequate financing, we may not be able to successfully develop any prospects that we have or acquire and we may not achieve profitability from operations in the near future or at all.

THE LACK OF PRODUCTION AND ESTABLISHED RESERVES FOR OUR PROPERTIES IMPAIRS OUR ABILITY TO RAISE CAPITAL.

         As of September 30, 2006, we have established very limited production of natural gas from a limited number of wells, and have no properties for which reserves have been established, making it more difficult to raise the amount of capital needed to fully exploit the production potential of our properties. Therefore, we may have to raise capital on terms less favorable than we would desire. This may result in increased dilution to existing stockholders.

TERMS OF SUBSEQUENT FINANCINGS MAY ADVERSELY IMPACT YOUR INVESTMENT.

         We may have to engage in common equity, debt, or preferred stock financing in the future. Your rights and the value of your investment in the common stock could be reduced by any type of financing we do. Interest on debt securities could increase costs and negatively impacts operating results, and investors in debt securities may negotiate for other consideration or terms which could have a negative impact on your investment. Preferred stock could be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital, and the terms of preferred stock could be more advantageous to those investors than to the holders of common stock. If we need to raise more equity capital from the sale of common stock, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms of your investment. In addition, any shares of common stock that we sell could be sold into the market and subsequent sales could adversely affect the market price of our stock.

MARC A. BRUNER AND HIS AFFILIATES CONTROL A SIGNIFICANT PERCENTAGE OF OUR OUTSTANDING COMMON STOCK, WHICH WILL ENABLE THEM TO CONTROL MANY SIGNIFICANT CORPORATE ACTIONS AND MAY PREVENT A CHANGE IN CONTROL THAT WOULD OTHERWISE BE BENEFICIAL TO OUR STOCKHOLDERS.

         Marc A. Bruner beneficially owned approximately 33.4% of our common stock as of November 30, 2006. Under the terms of the new Acquisition and Consulting Agreement with MAB, he will acquire beneficial ownership of at least 50 million additional shares and up to as many as 100 million shares. This control by Mr. Bruner could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

OUR OFFICERS, DIRECTORS, AND ADVISORS ARE ENGAGED IN OTHER BUSINESSES, WHICH MAY RESULT IN CONFLICTS OF INTEREST.

         Certain of our officers, directors, and advisors also serve as directors of other companies or have significant shareholdings in other companies. Marc A. Bruner, our largest shareholder, is the controlling owner of MAB Resources LLC, the entity with which we have agreements affecting all of our oil and gas properties. Mr. Bruner also serves as the chairman of the board of Gasco Energy, Inc. and chairman of the board, chief executive officer and president of Falcon Oil & Gas Ltd. ("Falcon"), and is involved with other natural resource companies. He is a significant shareholder of Galaxy Energy Corporation ("Galaxy") and the father of Galaxy's President, Marc E. Bruner. He is also a significant shareholder of Exxel Energy Corp., a British Columbia corporation, whose stock is traded on the TSX Venture Exchange. Carmen Lotito, our Executive Vice President, Chief Financial Officer and Treasurer, is the stepfather of Galaxy's President, Marc E. Bruner, a former officer and director of Galaxy, and a director of Gasco Energy, Inc. To the extent that such other companies participate in ventures in which we may participate, or compete for prospects or financial resources with us, these officers and directors will have a conflict of interest in negotiating and concluding terms relating to the extent of such participation. In the event that such a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict must disclose the nature and extent of his interest to the board of directors and abstain from voting for or against the approval of such participation or such terms.

         In addition to the agreement with MAB Resources LLC, we have an office sharing arrangement with Falcon and have entered into a purchase and sale agreement with Galaxy to purchase its oil and gas interests in the Powder River Basin of Wyoming and Montana.

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

         Undeveloped reserves, by their nature, are less certain. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Any reserve data assumes that we will make significant capital expenditures to develop our reserves. To the extent that we have prepared estimates of our natural gas and oil reserves and of the costs associated with these reserves in accordance with industry standards, we cannot assure you that the estimated costs are accurate, that development will occur as scheduled or that the actual results will be as estimated.

MARKET CONDITIONS OR OPERATION IMPEDIMENTS MAY HINDER OUR ACCESS TO NATURAL GAS AND OIL MARKETS OR DELAY OUR PRODUCTION.

         The marketability of our production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. This dependence is heightened where this infrastructure is less developed. Therefore, if drilling results are positive in certain areas of the Properties, a new gathering system would need to be built to handle the potential volume of gas produced. We might be required to shut in wells, at least temporarily, for lack of a market or because of the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to realize revenue from those wells until arrangements were made to deliver production to market.

         Our ability to produce and market natural gas and oil is affected and also may be harmed by:
           o  the lack of pipeline transmission facilities or carrying capacity;
           o  government regulation of natural gas and oil production;
           o  government transportation, tax and energy policies;
           o  changes in supply and demand; and
           o  general economic conditions.

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

WE HAVE SIGNIFICANT FUTURE CAPITAL REQUIREMENTS. IF THESE OBLIGATIONS ARE NOT MET, OUR GROWTH AND OPERATIONS COULD BE NON-FUNCTIONAL.

         Our future growth depends on our ability to make large capital expenditures for the development of the working interests we have acquired. In addition, we may acquire interests in additional oil and gas leases where we will be required to pay for a specific amount of the initial costs and expenses related to the development of those leases. We intend to finance our foreseeable capital expenditures through additional fundings for which we have no commitments at this time. Future cash flows and the availability of financing will be subject to a number of variables, such as:
            o   the success of the leases;
            o   success in locating and producing new reserves; and
            o   prices of natural gas and oil.

         Additional financing sources will be required in the future to fund developmental and exploratory drilling. Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing stockholders. Additional debt financing could lead to:
            o a substantial portion of operating cash flow being dedicated to the payment of principal and interest;
            o the Company being more vulnerable to competitive pressures and economic downturns; and
            o   restrictions on our operations.

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

THE LEASES AND/OR FUTURE PROPERTIES MIGHT NOT PRODUCE AS ANTICIPATED, AND WE MIGHT NOT BE ABLE TO DETERMINE RESERVE POTENTIAL, IDENTIFY LIABILITIES ASSOCIATED WITH THE PROPERTIES OR OBTAIN PROTECTION FROM SELLERS AGAINST THEM, WHICH COULD CAUSE US TO INCUR LOSSES.

         Although we have reviewed and evaluated the leases in a manner consistent with industry practices, this review and evaluation might not necessarily reveal all existing or potential problems. This is also true for any future acquisitions made by us. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a seller may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we often assume environmental and other risks and liabilities in connection with the acquired properties.

WE DO NOT PLAN TO INSURE AGAINST ALL POTENTIAL OPERATING RISKS. WE MIGHT INCUR SUBSTANTIAL LOSSES AND BE SUBJECT TO SUBSTANTIAL LIABILITY CLAIMS AS A RESULT OF OUR NATURAL GAS AND OIL OPERATIONS.

         We do not intend to insure against all risks. We intend to maintain insurance against various losses and liabilities arising from operations in accordance with customary industry practices and in amounts that management believes to be prudent. Losses and liabilities arising from uninsured and underinsured events or in amounts in excess of existing insurance coverage could have a material adverse effect on our business, financial condition or results of operations. Our natural gas and oil exploration and production activities will be subject to hazards and risks associated with drilling for, producing and transporting natural gas and oil, and any of these risks can cause substantial losses resulting from:
             o environmental hazards, such as uncontrollable flows of natural gas, oil, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;
             o    abnormally pressured formations;
             o mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;
             o    fires and explosions;
             o    personal injuries and death;
             o    regulatory investigations and penalties; and
             o    natural disasters.

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

         Our revenues, operating results and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, natural gas and oil. Declines in the prices of, or demand for, natural gas and oil may adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower natural gas and oil prices may also reduce the amount of natural gas and oil that we can produce economically. Historically, natural gas and oil prices and markets have been volatile, and they are likely to continue to be volatile in the future. A decrease in natural gas or oil prices will not only reduce revenues and profits, but will also reduce the quantities of reserves that are commercially recoverable and may result in charges to earnings for impairment of the value of these assets. If natural gas or oil prices decline significantly for extended periods of time in the future, we might not be able to generate enough cash flow from operations to meet our obligations and make planned capital expenditures. Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in the supply of, and demand for, natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. Among the factors that could cause this fluctuation are:
             o    changes in supply and demand for natural gas and oil;
             o levels of production and other activities of the Organization of Petroleum Exporting Countries, or OPEC, and other natural gas and oil producing nations;
             o    market expectations about future prices;
             o the level of global natural gas and oil exploration, production activity and inventories;
             o political conditions, including embargoes, in or affecting other oil producing activity; and
             o    the price and availability of alternative fuels.

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

         Our future success depends on the success of our exploration, development and production activities of our leases. These activities are subject to numerous risks beyond our control, including the risk that we will not find any commercially productive natural gas or oil reservoirs. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or prevent drilling operations, including:
             o    unexpected drilling conditions;
             o    pressure or irregularities in geological formations;
             o    equipment failures or accidents;
             o    pipeline and processing interruptions or unavailability;
             o    title problems;
             o    adverse weather conditions;
             o    lack of market demand for natural gas and oil;
             o delays imposed by or resulting from compliance with environmental and other regulatory requirements;
             o shortages of or delays in the availability of drilling rigs and the delivery of equipment; and
             o    reductions in natural gas and oil prices.

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

         We operate in the highly competitive areas of oil and gas exploration, development and acquisition with a substantial number of other companies. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil and gas companies in each of the following areas:
             o seeking oil and gas exploration licenses and production licenses;
             o acquiring desirable producing properties or new leases for future exploration;
             o    marketing natural gas and oil production;
             o    integrating new technologies; and
             o acquiring the equipment and expertise necessary to develop and operate properties.

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

         In periods of increased drilling activity, shortage of drilling and completion rigs, field equipment and qualified personnel could develop. From time to time, these costs have sharply increased in various areas around the world and could do so again. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm its operating results.

TO THE EXTENT THAT WE ESTABLISH NATURAL GAS AND OIL RESERVES, WE WILL BE REQUIRED TO REPLACE, MAINTAIN OR EXPAND OUR NATURAL GAS AND OIL RESERVES IN ORDER TO PREVENT OUR RESERVES AND PRODUCTION FROM DECLINING, WHICH WOULD ADVERSELY AFFECT CASH FLOWS AND INCOME.

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

ACCOUNTING RULES MAY REQUIRE WRITE-DOWNS.

         Under full cost accounting rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded. If a write-down is required, it would result in a charge to earnings, but would not impact cash flow from operating activities. Once incurred, a write-down of oil and gas properties is not reversible at a later date.

OUR INDUSTRY IS HEAVILY REGULATED.

         Federal, state and local authorities extensively regulate the oil and gas industry. Legislation and regulations affecting the industry are under constant review for amendment or expansion, raising the possibility of changes that may affect, among other things, the pricing or marketing of oil and gas production. State and local authorities regulate various aspects of oil and gas drilling and production activities, including the drilling of wells (through permit and bonding requirements), the spacing of wells, the unitization or pooling of oil and gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment, and restoration. The overall regulatory burden on the industry increases the cost of doing business, which, in turn, decreases profitability.

OUR OPERATIONS MUST COMPLY WITH COMPLEX ENVIRONMENTAL REGULATIONS.

         Our operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities. New laws or regulations, or changes to current requirements, could have a material adverse effect on our business. We will continue to be subject to uncertainty associated with new regulatory interpretations and inconsistent interpretations between state and federal agencies. We could face significant liabilities to the government and third parties for discharges of oil, natural gas, produced water or other pollutants into the air, soil or water, and we could have to spend substantial amounts on investigations, litigation and remediation. We cannot be sure that existing environmental laws or regulations, as currently interpreted or enforced, or as they may be interpreted, enforced or altered in the future, will not have a material adverse effect on our results of operations and financial condition.

RISKS RELATED TO OUR COMMON STOCK.

OUR COMMON STOCK MAY BE THINLY TRADED, AND THEREFORE, AN INVESTOR MAY NOT BE ABLE TO EASILY LIQUIDATE HIS OR HER INVESTMENT.

         Although our common stock is currently traded on the OTC Bulletin Board, at any time, it may be thinly traded. To the extent that is true, an investor may not be able to liquidate his or her investment without a significant decrease in price - or at all.

EVEN IF THERE IS AN ACTIVE TRADING MARKET DEVELOPS, STOCK PRICES MAY BE
VOLATILE.

         Even if the trading volume in our common stock is active, the price of the common stock may be low or volatile. Many brokerage firms may not effect transactions and may not deal with low priced securities as it may not be economical for them to do so. This could have an adverse effect on developing and sustaining a market for our securities. In addition, there is no assurance that an investor will be able to use our securities as collateral.

         There is no assurance that our common stock will meet the criteria necessary to qualify for listing on the AIM Stock Exchange, NASDAQ or the American Stock Exchange. Even if our common stock does meet the criteria, there is no assurance that our common stock would be accepted for listing on any of these exchanges.

RAISING ADDITIONAL CAPITAL WOULD DILUTE EXISTING SHAREHOLDERS.

         In order to pursue our business plans, we will need to continue to raise additional capital. If we are able to obtain additional funding through the sale of common stock, the financing would dilute the equity ownership of existing stockholders.

WE HAVE NOT AND DO NOT ANTICIPATE PAYING DIVIDENDS ON OUR COMMON STOCK.

         We have not paid any cash dividends to date with respect to our common stock. We do not anticipate paying dividends on our common stock in the foreseeable future since we will use all of our earnings, if any, to finance expansion of our operations. However, we are authorized to issue preferred stock and may in the future pay dividends on our preferred stock that may be issued.


ITEM 2.  DESCRIPTION OF PROPERTY

         Commencing effective July 1, 2005 and continuing through December 31, 2006, we entered into a Management and Development Agreement (the "Development Agreement") and a series of property-specific Exploration and Development Agreements (collectively, the "EDAs") pursuant to the Development Agreement with MAB. Effective January 1, 2007, the Development Agreement and the EDAs were replaced in their entirety by the Acquisition and Consulting Agreement with MAB as discussed in Item 1 above.

         The following description of our oil and gas property acquisitions for the period from inception to September 30, 2006 is pursuant to the original Development Agreement and related EDAs. All references to our obligations to pay "project development costs" pertaining to the following properties mean the specified amounts of capital expenditures (for each such property), which were credited against our obligation to carry MAB for MAB's 50% portion of such expenditures.

HEAVY OIL PROPERTIES

         As conventional petroleum reservoirs become depleted other unconventional energy sources must supply an increasing proportion of North American energy requirements. We believe that heavy oil and oil sands provide this vitally needed resource increasingly in North America, as evidenced by oil sands development in Alberta, Canada. Potential in heavy oil and oil sands are known to exist in the United States. In California, heavy oil fields in the San Joaquin Valley have demonstrated consistent and large field (reserve) growth for nearly a hundred years. Application of new technology there resulted in significant reserve additions both to recoverable reserves and in place estimates. Most recent heavy oil technology advances have been made in Canada related to development of the Athabasca heavy oil/tar sands. Heavy oil occurrences are extensively developed in Canada but little effort has been directed to U.S. heavy oil reservoirs in the Rocky Mountain region. We have identified three such properties: Great Salt Lake (West Rozel field and Gunnison Wedge Prospect) in Utah, the Fiddler Creek Area in southern Montana, and the Promised Land Prospect in north central Montana. We believe that the economic development of each project requires innovative technology to develop these large potential oil resource plays.

         GREAT SALT LAKE -- UTAH. We have 173,851 net mineral acres under lease (covered by approximately 78 leases) on two principal properties, West Rozel Field and Gunnison Wedge prospect in the Great Salt Lake of Utah. Recent developments are mapping of seismic data and recommendation of three drill sites on the West Rozel field. Three vertical pairs of wells have been sited to test the productivity of the field using a dual well strategy. This strategy involves paired wells with one well being a production well and the other a water injection (disposal) well. Seismic and geologic maps have been completed and the permit process has been started for the proposed locations. We anticipate gathering additional seismic data to test the Gunnison Wedge prospect in the northwestern portion of the Great Salt Lake. A significant production component of producing these heavy oils is maintenance of an appropriate gas oil ratio within the reservoir. We have recently identified a new potential gas sand, up to 60 feet in thickness at a depth of about 1500 feet, i.e. about 900 feet above the target reservoir depth, at West Rozel field, which will help to provide in situ gas and increase the economic viability of the project. The gas horizon seems to occur over much of the West Rozel acreage.

         Effective November 21, 2005, we entered into an EDA with MAB for the West Rozel Project, under which we have paid $1,250,000 to the assignor and paid reimbursement of estimated costs incurred by the assignor of approximately $180,000 through September 30, 2006. We were obligated to pay MAB monthly project development costs in the amount of $200,000, commencing June 1, 2005, and the first $50 million of project costs.

         Pursuant to the terms of each of the leases, we must complete permitting on this project during 2007. One well must be drilled prior to the expiration date of the primary term under each lease. The primary terms of two of the leases where we intend to commence operations end in June 2008, and the primary term of the third lease where we intend to commence operations ends in May 2009. We plan to drill at least one test well on each of the leases prior to the end of each respective primary term. Subsequent drilling and development, as well as any applications to extend the term of one or more of the leases, will be determined as we evaluate the results of the first test well and as we further analyze the results of the seismic surveys.

         FIDDLER CREEK, MONTANA. We have acquired a significant acreage position of 20,436 net acres on three anticlines on the northern portion of the Big Horn Basin, which extends from north central Wyoming into southern Montana. These three properties encompass significant portions of Roscoe Dome, Dean Dome and Fiddler Creek structures, which we believe have significant estimated in place oil reserves. These anticlines are large asymmetric anticlines with proven production from several Cretaceous horizons; i.e. the Upper Greybull Sandstone, the Lower Greybull Sandstone and the Pryor Sandstone. There is both oil and gas potential in these sandstones and new technology and techniques have commenced to improve recovery of oil from two previously drilled wells. We have re-entered two wells, the Bar B #1 on Dean Dome and the #1 Eggen well on the Fiddler Creek structure. Additional wells have been selected for additional testing as well on Roscoe Dome, the #4 George and the #6 George wells and the #3 Keller on Dean Dome. Three horizontal tests are planned for the Roscoe and Dean Dome this year as well as a stratigraphically deeper test on the Fiddler Creek structure to test Paleozoic potential in Phosphoria (Permian), Tensleep (Pennsylvanian), and Madison (Mississippian) formations. A small 2-D seismic will be required to site the deeper test.

         Effective July 16, 2006, we entered into an EDA with MAB for the Fiddler Creek (Montana) Project, under which we paid $2,000,000 through September 30, 2006, consisting of $300,000 cash to the assignor and the issuance of $1.7 million (3.4 million shares at $0.50 per share) of our common stock as a finders fee to a third party. We were obligated to pay MAB monthly project development costs of $20,000 per month, commencing April 1, 2006, and the first $100 million of project costs.

         Subsequently, we acquired additional acreage in the Fiddler Creek Project area for a purchase price of $11,250,000 (of which $6,039,599 has been paid through September 30, 2006). We have the option to pay said remaining amount of approximately $5.2 million. In the event we elect not to make such payment, we would be required to reassign the properties to the seller, and there would be no other cost or penalty. We were obligated to pay MAB monthly project development costs of $100,000, commencing August 1, 2006, and to pay the first $50 million of project costs on these additional properties.

         We are obligated to perform our due diligence investigation on this property before the final payment is due December 31, 2007.

         PROMISED LAND, MONTANA. We have acquired 49,120 net acres in a resource play evaluating heavy oil reservoirs in Jurassic Swift Formation and Lower Cretaceous Bow Island and Sunburst sandstone reservoirs in north central Montana. The Swift reservoirs were deposited in a shallow marine to estuarine depositional setting. The Swift sandstones are commonly oil saturated in the area, and most well tests report oil shows in the Swift. The reservoirs are up to 60 feet thick and composed of high quality sandstone, averaging about 20 percent porosity and permeabilities range up to one darcy. The oil gravities range from 10(degree) to 22(degree)API with viscosities of 1500 centipoise to greater than 50,000 centipoise at 125(degree)F. Additional conventional potential is possible in Devonian Duperow grainstones, Nisku, and Madison formations. Following some detailed geologic and geophysical investigations to determine the depositional environment and geometry of the Swift sandstone reservoirs, we anticipate drilling three vertical tests in the coming year offsetting previously drilled wells that encountered oil saturated Swift reservoirs.

         Effective May 15, 2006, we entered into an EDA with MAB for the Promised Land Project, under which we have paid $194,250 through September 30, 2006 to the assignor for leases acquired by the assignor. We were obligated to pay MAB monthly project development costs of $50,000, commencing May 1, 2006, and to pay the first $50 million of project costs.

         We do not have any drilling commitments with respect to this property.

PICEANCE BASIN, COLORADO PROPERTIES

         The Cretaceous Mesaverde Group, which includes the Williams Fork and Iles formations, has long been known to hold vast reserves of natural gas. The gas is sourced primarily from thick coals in the lower Williams Fork formation, with additional contribution from thinner coals in portions of the Iles formation. While the coals hold large volumes of gas, attempts at completions in the coal have not proven economic. The sandstone reservoirs have been charged by the coals and account for virtually all the gas being produced from the Mesaverde Group.

         Early attempts to complete wells resulted in low rates with no noticeable decline. With the advent of advanced artificial fracturing techniques and completion fluids in the late 1990s, operators began economic exploitation of the play. Based on publicly-available data (IHS Energy PI/Dwights PLUS(R) Well Data, July 2006), approximately 3,500 producing wells have been completed to date. Total production from the play is 947 mmcf/day and 95 mbo/day, with cumulative volumes produced from the play of over 1,534 bcf and 4.8 mmbo. The play is active in Garfield, Mesa, and Rio Blanco counties in Colorado, with approximately 50 to 60 rigs drilling at any given time (Rocky Mountain Oil Journal, v. 86 no. 52).

         BUCKSKIN MESA PROJECT. We have leased approximately 20,000 net acres in Rio Blanco County, Colorado. Effective September 17, 2005, we entered into an EDA with MAB for the Buckskin Mesa Project, under which we have paid, through September 30, 2006, $5,362,500 to the assignor and $1,961,460 in Federal lease payments for Federal leases acquired by the assignor on November 10, 2005. As consideration for extending the final payment due on closing, we agreed to pay a monthly extension fee of $200,000 for each 30-day period commencing January 6, 2006 of which all were paid as of June 30, 2006. We were obligated to pay MAB monthly project development costs of $20,000, commencing July 1, 2005, and the first $50 million of project costs. We charged all property development costs incurred to MAB under the related EDAs to operations.

         Effective July 18, 2006, we entered into an EDA with MAB related to the Buckskin Mesa Project in the Piceance Basin, Colorado, under which we received an undivided 50% working interest in the properties for $765,000. If we elect to accept certain leases which are subject to additional title curative work, we will pay up to a maximum of an additional $1.1 million payable to a third party for bonus payments related to such properties. We were obligated to pay MAB monthly project development costs of $20,000, commencing August 1, 2006 and to pay the first $50 million of project costs.

         We have applied for and received six approved drilling permits to test targets in the Cretaceous Mesaverde Group. A 26-square mile 3-D seismic survey has been licensed, re-processed, and interpreted to focus initial drilling in areas of thickest pay and enhanced fracturing. We have spudded our first well at Buckskin Mesa, the Anderson 6-16. As of January 9, 2007, the Bronco #4 rig was drilling ahead at 6900 feet in the Williams Fork Formation. Planned total depth of the well is 10,270 feet. The well is on prognosis with seismic interpretations, and gas shows have been noted. If results from this well are favorable, we plan to initiate a multi-well production program. Depending on observed reservoir drainage of the wells, we believe there is potential for 1,000 to 2,000 additional well locations.

         We are obligated to drill four wells to test the Rawlings Formation by November 30, 2007, in addition to the one well being drilled as described above.

         PICEANCE II PROJECT. We have leased approximately 1,000 net acres contiguous to Parachute, Rulison, and Grand Valley fields in Garfield County, Colorado. Effective December 29, 2005, we entered into an EDA with MAB for the Piceance II Project, under which we agreed to pay up to $4,000,000 to the assignor (of which $3,898,793 has been paid through September 30, 2006) and issued $1 million of our common stock (2,000,000 shares at $0.50 per share). We were obligated to pay MAB monthly project development costs of $20,000 per month, commencing November 1, 2005, and the first $50 million of project costs.

         As of January 10, 2007, we had interests in 12 producing wells, 15 wells waiting on completion, and 4 wells being drilled. Average daily production net to us from these wells for the week ending December 17, 2006 (the most recent available) was 2,656 mcf/day (including MAB's share of production). Initial production rates varied from 1,000 to 2,023 mcf/day.

         Production is from frac-stimulated perforations in stacked sands of the fluvial Williams Fork formation.

         We have signed a purchase and sale agreement to purchase leases covering approximately 2,000 additional net acres within close proximity or contiguous to our other Piceance II properties. We are not certain whether additional acreage will be obtained under this agreement.

         We are obligated to drill eight wells on these leases during 2007.

AUSTRALIA PROPERTIES

         BEETALOO BASIN. The Beetaloo Basin property in the Northern Territory of Australia currently consists of approximately 7 million acres. We have applied for permits covering an additional 1.5 million acres that is contiguous to the currently-owned permits. Located about 600 kilometers south of Darwin, the Beetaloo Basin is a large basin, comparable in size to the Williston Basin in the U.S. or the entire southern North Sea basin. Structurally it has been viewed as a relatively simple intracratonic, passive margin basin, with minor extension (strike-slip), filled with sediments ranging from Cambrian to Mesoproterozoic rocks. However, interpretation of new 2D seismic data acquired by us in 2006 requires modification of the structural and tectonic history of the basin. The broad, low relief structures previously recognized in the basin, probably related to strike-slip movement, represent only a portion of its history. Significant and possibly multiple compressional events are observed in the basin. Ongoing geophysical evaluation has identified a more recent compressional history along the western margin of the basin resulting in a series of westerly verging, imbricate thrust faults in contrast to easterly verging, thrust faults discovered in the central basin. All identified structures are untested and prospective.

         The Basin has many thousands of meters of sediments, but the reservoirs of interest to us are within 4000 meters of the surface, most less than 3000 meters. The sedimentary rocks include thick (hundreds of meters), rich source rocks, namely the Velkerri Shale with Total Organic Carbon ("TOC") contents as high as 12%, and the Kyalla Shale with typical TOC contents of 2-3%. There is also a number of sandstone reservoirs interbedded with the rich source rocks. These formations, from stratigraphically youngest to oldest, include the Cambrian Bukalara Sandstone, and the Neoproterozoic Jamison, Moroak, and Bessie Creek sandstones. A number of even deeper sandstones are expected to be very tight and were not prospective in the single well where they were tested east of the Basin.

         Three primary plays have been recognized within the basin. The first is a conventional structural, shallow sweet oil play of 35(degree) API gravity. The Bukalara, Jamison, and Moroak sands (and perhaps the Bessie Creek sand along the western margin) have potential for oil accumulations in trapped and sealed geometries. Most of the eleven previous wells drilled within the basin had oil and gas shows, and the Jamison #1 well tested oil on a Drill Stem Test. Detailed petrophysical analyses have been performed on all wells and have identified significant potential in some of these tests.

         The second play is an unconventional fractured shale play within the Kyalla and Velkerri formations, not unlike the Barnett Shale play in Texas. It is unknown whether the hydrocarbons will be gas or oil (or possibly both) for this exploration target; however, the Barnett Shale model and algorithms in our petrophysical analyses of these shales suggest they are viable targets.

         Finally, the Moroak and Bessie Creek sandstones offer a Basin Centered Gas Accumulation (BCGA) play at the center of the basin. It is an unconventional resource play characterized by a lack of a gas/water contact. Petrophysical analyses of several wells previously drilled in the basin demonstrate the presence of a BCGA in the basin.

         Effective March 17, 2006, we entered into an EDA with MAB for the Beetaloo Project representing exploration permits in the Northern Territory, Australia. Under the terms of the EDA, we have paid $1,000,000 to the assignor and have funded the $3 million seismic work commitment. We were obligated to pay monthly project development costs of $100,000 per month, commencing March 1, 2006, and the first $100 million of project costs.

         The current 7 million acres are represented by four exploration permits. Depending on the permit, we are in the second or third year of an initial five-year exploration period that can be extended.

As part of the work commitment plan submitted to the Northern Territory Department of Primary Industry, Fisheries and Mines, approximately 700 kilometers of 2D seismic data were acquired during 2006 to delineate the previously defined exploration leads. The data are being processed, interpreted, and mapped in anticipation of a five to ten well drilling program in 2007 including both shallow offset wells to potential bypassed wells and tests of the undrilled structural features seen throughout the basin.

         We are required to drill four wells by August 31, 2007.

         GIPPSLAND AND OTWAY BASINS. On November 14, 2006, we entered into an agreement with Lakes Oil N.L. ("Lakes Oil"), under which we will jointly develop Lakes Oil's on-shore petroleum prospects (focusing on unconventional gas resources) in the Gippsland and Otway basins in Victoria, Australia. The arrangement is subject to various conditions precedent, including completion of satisfactory due diligence, and the satisfactory processing of certain retention lease applications. Under the agreement, we or our subsidiary company, Sweetpea Petroleum Pty. Ltd., will initially farm into 33-1/3% of Lakes Oil's permits by spending $7 million in Lakes Oil's permits. In addition, we will subscribe for $3 million in new shares in Lakes Oil at 1.5 cents (Australian). We will also have the right to increase our position in Lakes Oil's permits with two further 16-2/3% farm-in tranches of $10 million each, exercisable within 12 months and 24 months respectively. Under the agreement, we have the right to participate in the same proportion in any permits which are non-contiguous to existing permits acquired by Lakes Oil within two years, and any contiguous permits acquired by Lakes Oil moving forward, and we have a first right of refusal in other permits acquired by Lakes Oil within five years. We are to assume Lakes Oil's position as operator of the permits.

PRODUCTION AND PRICES

         During the fiscal year ended September 30, 2006, we received nominal revenues of $35,656 from the 5,822 mcf of natural gas resulting from the initial testing and production from our interest in eight gross wells. The average price per mcf was $6.12. We did not have any production during the fiscal year ended September 30, 2005.

PRODUCTIVE WELLS

         The following table summarizes information at September 30, 2006, relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

--------------------------------------------------------------------------------------------------------------------
                                                         GROSS                                   NET
--------------------------------------------------------------------------------------------------------------------
LOCATION                                     OIL          GAS         TOTAL         OIL          GAS         TOTAL
--------------------------------------------------------------------------------------------------------------------
Colorado                                     --            7            7           --          2.14         2.14
--------------------------------------------------------------------------------------------------------------------
Utah                                         --           --           --           --           --           --
--------------------------------------------------------------------------------------------------------------------
Montana                                      --           --           --           --           --           --
--------------------------------------------------------------------------------------------------------------------
Australia                                    --           --           --           --           --           --
--------------------------------------------------------------------------------------------------------------------
TOTAL                                        --            7            7           --          2.14         2.14
--------------------------------------------------------------------------------------------------------------------

OIL AND GAS DRILLING ACTIVITIES

         During the fiscal year ended September 30, 2006, our drilling activities were limited to Colorado. We drilled 2.14 net productive exploratory wells and no dry exploratory wells. We did not drill any development wells. We did not drill any wells during the fiscal year ended September 30, 2005.

OIL AND GAS INTERESTS

         As of September 30, 2006, we owned interests in the following developed and undeveloped acreage positions. The "Net Acres As Adjusted" columns give effect to the new agreement with MAB, under which MAB relinquishes its working interest in the leases, permits, and licenses that were previously owned 50/50. Undeveloped acreage refers to acreage that has not been placed in producing units.

-----------------------------------------------------------------------------------------------------------------------
                                          DEVELOPED                                         UNDEVELOPED
-----------------------------------------------------------------------------------------------------------------------
                                                       NET ACRES AS                                      NET ACRES AS
  LOCATION             GROSS ACRES        NET ACRES        ADJUSTED      GROSS ACRES        NET ACRES        ADJUSTED
-----------------------------------------------------------------------------------------------------------------------
Colorado                         0                0               0           26,239.0          9,919.5        19,839.0
-----------------------------------------------------------------------------------------------------------------------
Utah                             0                0               0          177,445.0         88,722.5       177,445.0
-----------------------------------------------------------------------------------------------------------------------
Montana                          0                0               0           90,236.0         34,727.5        69,455.0
-----------------------------------------------------------------------------------------------------------------------
Australia                        0                0               0        7,000,000.0      3,500,000.0     7,000,000.0
-----------------------------------------------------------------------------------------------------------------------
TOTAL                            0                0               0        7,293,920.0      3,633,369.5     7,266,739.0
-----------------------------------------------------------------------------------------------------------------------

OFFICES

         We lease approximately 13,595 square feet of office space at 1875 Lawrence Street, Suite 1400, Denver, Colorado, pursuant to the terms of a lease that expires June 30, 2011. We share the offices with Falcon Oil & Gas Ltd., an affiliate, and share the costs of the office space, cost of equipment, furniture, office operating costs, administrative staff, and related expenses on a 50/50 basis.

         We also lease approximately 2,400 square feet of office space at 170 South Main Street, Suite 170, Salt Lake City, Utah, pursuant to the terms of a lease that expires May 31, 2011.


ITEM 3.  LEGAL PROCEEDINGS

         There are no legal proceedings pending against us. To the best of our knowledge, there are no legal proceedings threatened or contemplated against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Holders of approximately 117,566,000 of the then outstanding 225,373,000 shares of common stock (approximately 52%) approved the following actions by means of a written consent to action effective as of August 11, 2006:

             o The election of Dr. Anthony K. Yeats, Kelly H. Nelson and Carmen J. Lotito as directors of the Company;
             o The change of our state of incorporation from Nevada to Maryland;
             o The approval of an amendment to our Articles of Incorporation to change the name of the Company from "Digital Ecosystems Corp." to "PetroHunter Energy Corporation"; and
             o    The adoption of our 2005 Stock Option Plan.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

         Our common stock commenced trading on the OTC bulletin board on April 20, 2005, under the symbol "DGEO," and has been trading under the symbol "PHUN" since August 21, 2006. The following table sets forth the high and low bid prices per share of our common stock, as reported on the OTC bulletin board for the periods indicated. The following prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         QUARTER ENDED                                HIGH      LOW

         June 30, 2005                               $ 0.53    $ 0.06
         September 30, 2005                            1.50      0.06
         December 31, 2005                             1.79      0.05
         March 31, 2006                                3.36      1.10
         June 30, 2006                                 4.23      1.45
         September 30, 2006                            2.98      1.31
         December 31, 2006                             2.30      1.50

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

         On January 13, 2007, the last sale price for the common stock was $1.72.

HOLDERS AND DIVIDENDS

         As of December 31, 2006, there were 258 record holders of our common stock. Since our inception, no cash dividends have been declared on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         During the quarter ended September 30, 2006, we issued and sold unregistered securities set forth in the table below.

------------------------------------------------------------------------------------------------------------------
    DATE         PERSONS OR CLASS OF PERSONS               SECURITIES                       CONSIDERATION
------------------------------------------------------------------------------------------------------------------
9/15/06       Majedie Investments                1,000,000 shares of common       $1,000,000 pursuant to warrant
                                                 stock                            exercise
------------------------------------------------------------------------------------------------------------------

         No underwriters, placement agents or finders were used in the above stock transactions. We relied upon Regulation S for sales made outside the United States without registration under the Securities Act of 1933 or the exemption from registration contained in Section 4(2) and/or Rule 506 under the Securities Act of 1933 as to all of the transactions, as the investors with either non-U.S. persons or deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business or accredited investors. Restrictive legends were placed on the certificates evidencing the securities issued in all of the above transactions.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-KSB.

BACKGROUND

         As a result of the stock exchange transaction by which the stockholders of what was then GSL Energy Corporation received more than 85% of the outstanding stock of our Company, GSL, now known as PetroHunter Operating Company, became a wholly owned subsidiary of our Company. Since this transaction resulted in the former shareholders of GSL acquiring control of our Company, for financial reporting purposes the business combination was accounted for as an additional capitalization of the Company (a reverse acquisition with GSL as the accounting acquirer). In accounting for this transaction:

         i. GSL was deemed to be the purchaser and parent company for financial reporting purposes. Accordingly, its net assets were included in the consolidated balance sheet at their historical book value; and

         ii. Control of the net assets and business of the Company was acquired effective May 12, 2006 for no consideration.

         PetroHunter Operating Company (formerly GSL) was incorporated under the laws of the State of Maryland on June 20, 2005 for the purpose of acquiring, exploring and developing oil and gas properties. PetroHunter Operating Company is considered a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, and its principal activities since inception have been raising capital through the sale of common stock and convertible notes and the acquisition of oil and gas properties in the Western United States and Australia.

LIQUIDITY AND CAPITAL RESOURCES

         The Company at September 30, 2006 is vastly different from its existence at September 30, 2005. At September 30, 2005, we had been operating for only a few months, had no employees, and had acquired an interest in two properties, West Rozel and Buckskin Mesa, aggregating approximately 12,400 net mineral acres. During the 2006 fiscal year, we added 16 employees, moved to offices in Denver, Colorado, and acquired an interest in properties aggregating approximately 7,207,000 acres.

         We funded the acquisition of these properties and the increased level of activity primarily through the sale of debt and equity securities for cash. We also issued 6,400,000 shares, valued at $0.50 per share, as partial consideration for the acquisition of oil and properties and as consideration for a finder's fee on an oil and gas prospect. At September 30, 2006, we had working capital of $1,275,531 and cash of $10,631,776, but we will need to raise additional funds for our planned operations and acquisitions.

         Prior to the acquisition of PetroHunter Operating Company in May 2006, we entered into five separate loan agreements, aggregating $400,000, due one year from issuance, commencing October 11, 2006. The loans bear interest at 12% per annum, are unsecured, and are convertible, at the option of the lender at any time during the term of the loan or upon maturity, at a price per share equal to the closing price of our common stock on the OTC Bulletin Board on the day preceding notice from the lender of its intent to convert the loan. As of January 10, 2007, we were in default on payment of an aggregate of $200,000 of notes, which matured October 11, 2006 as to $100,000 and December 5, 2006 as to $100,000.

         CASH USED IN OPERATING ACTIVITIES. Primarily as a result of our net loss of $20,692,014, we used cash of $10,545,806 for fiscal 2006. See "Results of Operations" below for the discussion of our operating expenses. The principal adjustments to reconcile the net loss to net cash used in operating activities were stock based compensation of $9,189,334, as a result of stock options issued to employees and consultants, and $1,422,701 of financing costs, resulting from finder's fees paid in common stock in connection with the private placement of convertible promissory notes. In comparison, we used only $222,158 of cash for operating activities in fiscal 2005.

         CASH USED IN INVESTING ACTIVITIES. We used cash of $32,692,402 in fiscal 2006, primarily for our additions to our oil and gas properties ($31,062,398). We also used $553,211 for property and equipment and $1,076,793 for restricted cash, which are certificates of deposit underlying letters of credit for exploration permits, state and local bonds and guarantees to vendors. During fiscal 2005, we used only $1,564,600 for additions to oil and gas properties.

         We currently anticipate our capital budget will be approximately between $107 and $175.5 million for the period ending December 31, 2007, which we plan to use for a diverse portfolio of development and exploration wells in our core areas of operation. If we are unable to obtain capital through the sale of our securities or a credit facility or otherwise, our ability to execute our development plans could be greatly limited. We may consider selling down a portion of our interests in some of our exploration and development projects to industry partners to generate additional funds to finance our 2007 capital budget.

         CASH PROVIDED BY FINANCING ACTIVITIES. We sold convertible promissory notes in 2005 and 2006, raising a total of $20,831,667, of which $17,794,667 was raised in fiscal 2006 and $3,037,000 was raised in fiscal 2005. Upon completion of the share exchange between the Company and GSL, the notes were converted to 44,063,334 shares of common stock. We also sold 35,442,500 shares for gross proceeds of $35,442,500. Total cash provided by financing activities was $52,619,742, resulting in cash of $10,631,776 at September 30, 2006.

         It is anticipated that the continuation and future development of our business will require additional, substantial, capital expenditures. We have no reliable source for additional funds for administration and operations to the extent our existing funds have been utilized. In addition, our capital expenditure budget for the period ending December 31, 2007 will depend on our success in selling additional prospects for cash, the level of industry participation in our exploration projects, the availability of debt or equity financing, and the results of our activities. We anticipate spending approximately between $107 and $175.5 million on exploration and development activities during the period ending December 31, 2007. To limit capital expenditures, we may form industry alliances and exchange an appropriate portion of our interest for cash and/or a carried interest in our exploration projects. We may need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financings, a credit facility, or sales of interests in our properties, although there is no assurance additional funding will be available or that it will be available on satisfactory terms.

RESULTS OF OPERATIONS

         OIL AND GAS REVENUES. We generated our first revenues during the last quarter of our fiscal year ending September 30, 2006 from initial testing and production of natural gas wells in the Piceance Basin of Colorado. Revenues are expected to increase significantly for the 2007 fiscal year, since we have 12 producing wells, 15 wells awaiting completion, and 4 wells being drilled in the Piceance II Project as of January 15, 2007.

         GENERAL AND ADMINISTRATIVE. Due to the substantially increased level of activity during fiscal 2006 as compared to fiscal 2005, operating expenses increased by $16,148,819 or 771%. The most significant increases occurred with respect to general and administrative expenses, particularly with respect to stock based compensation and salaries, consulting fees and services. We incurred stock based compensation expenses of $9,189,334 in 2006, as compared to $822,710 in 2005, and expenses for salaries, consulting fees and services of $2,035,366 in 2006, as compared to $286,666 in 2005. We expect that we may continue to incur stock based compensation expenses of this magnitude due to the "mark-to-market" effect of SFAS No. 123(R), and that salaries, consulting fee and services will likely remain at current levels or increase with our expected increased level in activity. Other significant components of general and administrative expenses were travel-related expenses ($759,261), investor relations ($553,807), legal ($550,584), and directors' and officers' liability insurance ($209,000).

         PROPERTY DEVELOPMENT - RELATED. We also incurred $4,530,000 in property development costs to MAB in 2006, as compared to $860,000 in 2005. As a result of the new Acquisition and Consulting Agreement with MAB, which is effective January 1, 2007, these property development costs will be reduced to $1,765,000 for the fiscal year ending September 30, 2007.

         OPERATING EXPENSES. Total operating expenses for 2006 were $18,244,610, as compared to $2,095,791 in 2005.

         INTEREST EXPENSE. We incurred interest expense of $2,485,693 for 2006, as compared to $23,029 for 2005. We expect that interest expense will increase for the fiscal year ending September 30, 2007, due to the credit facility we obtained in January 2007, which is described below in "Plan of Operations," and due to the interest to be paid to MAB under the terms of the new Acquisition and Consulting Agreement.

         NET LOSS. As a result of the expenses described above, we incurred a loss of $20,692,014 for 2006, as compared to $2,118,820 for 2005, increasing the loss accumulated since inception to $22,810,834.

GOING CONCERN

         The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2006, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss $22,810,834 for the period from inception to September 30, 2006. We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

PLAN OF OPERATION

         COLORADO. We expect that the development of our Colorado properties will include: (i) continued drilling of wells in our 1,000-acre holdings in Piceance Basin, where we expect to complete approximately 15 to 18 wells and have additional gas production and (ii) exploration of our 20,000-acre lease near Buckskin Mesa/Powell Park discovery wells in the northern Piceance Basin. We have applied for and received six approved permits to drill to an estimated depth of 10,000 to 12,000 feet, to test the Williams Fork, Cameo, and Fort Union formations.

         Associated with the development of our Colorado properties, we anticipate that, over the next twelve months, we will incur the following costs:

             o $30,000,000 to $50,000,000 in connection with the Piceance II project, to include seismic, drilling, completion and production facilities; and

             o $20,000,000 to $40,000,000 in connection with the Buckskin Mesa project, to include seismic, and drilling.

         To fund these costs and certain commitments totaling approximately $2,700,000 for the fiscal year ended September 30, 2007 for operating leases, delay rentals, property development fees and consulting fees and note payments to MAB, we are engaging in financing activities. On November 6, 2006, we commenced an offering of up to $125,000,000 pursuant to a private placement of units at $1.50 per unit. Each unit consists of one share of our common stock and one-half common stock purchase warrant. A whole common stock purchase warrant entitles the purchaser to acquire one share of our common stock at an exercise price of $1.88 per share through December 31, 2007. We may pay a commission of up to 5% to a broker or agent in conjunction with the sale. As of January 12, 2007, we had received $1,887,500 from the sale of units pursuant to the private placement.

         In addition, on January 9, 2007, we entered into a Credit and Security Agreement (the "Financing") with Global Project Finance AG, a Swiss company, for mezzanine financing in the amount of $15 million. The loan provides for an interest rate of 6.75% over prime, and is to be secured by a first perfected lien on our assets, limited to the specific portion of the assets to which the loan proceeds are applied by us. We plan to apply most of the proceeds of this loan to our drilling and development operations in the Piceance Basin, Colorado. The terms of the Financing also provide for the issuance of warrants to purchase one million of our shares upon execution of the Credit Agreement, and warrants to purchase up to an additional three million shares, tied on a pro rata basis to each draw down of the credit facility up to $15 million - that is, warrants for 600,000 shares for each $3 million advanced. The warrants will be exercisable for five years after the date of the Credit Agreement. The exercise price of the warrants will be equal to 120% of the weighted average price of our stock for the 30 days immediately prior to each warrant issuance date. Global Project Finance AG and its controlling shareholder, Christian Russenberger, were shareholders of the Company prior to the Credit Agreement. As of January 10, 2007, we had drawn down $5,000,000 on the credit facility.

         HEAVY OIL. The development of our heavy oil prospects in Montana and Utah will include (i) the development of 15,000 acres of prime heavy oil acreage in Montana and (ii) the development of 173,000 acres owned or under contract in the Great Salt Lake. We anticipate that, over the next twelve months, we will incur the following costs related to our heavy oil prospects in Montana and
Utah:

             o $7,000,000 to $12,500,000 to add land in Montana in areas where we have already completed acquisitions;

             o $8,000,000 to $15,000,000 in connection with the Fiddler Creek project, to include drilling, completion and production facilities; and

             o $12,000,000 to $18,000,000 in connection with the Great Salt Lake project, to include project design, project equipment procurement, site infrastructure development and initial drilling.

         We formed a subsidiary, PetroHunter Heavy Oil Ltd., in September 2006 ("PetroHunter Heavy Oil"), for the purpose of holding and developing our heavy oil assets. We anticipate that PetroHunter Heavy Oil will engage in a private placement of debt securities, similar to the offering of PetroHunter Energy NT described below in the near future.

         AUSTRALIA. In Australia we plan to explore and develop portions of the 7,000,000 acres of the project area in northwestern Australia (Beetaloo Basin). During 2007, we plan to drill a minimum of eight wells in the exploration permit blocks. We anticipate that, over the next twelve months, we will incur $30,000,000 to $40,000,000 in costs related to drilling and well completion.

         Under the agreement with Lakes Oil, we or our subsidiary company, Sweetpea Petroleum Pty. Ltd., will initially farm into 33-1/3% of Lakes Oil's permits by spending $7 million in Lakes Oil's permits. In addition, we will subscribe for $3 million in new shares in Lakes Oil at 1.5 cents (Australian).

         DEVELOPMENT STAGE COMPANY. We had not commenced principal operations nor earned significant revenue as of September 30, 2006, and are considered a development stage company. During the period from inception to September 30, 2006, we incurred a cumulative net loss of $22,810,834. In order to fund our planned exploration and development of oil and gas properties, we will require significant additional funding. We have sold approximately $56.3 million of convertible notes and common stock through September 30, 2006, and our management believes that we will be successful in raising additional funding to have sufficient capital to meet our obligations for our planned operations for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements.

         OIL AND GAS PROPERTIES. We utilize the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

         Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. As of September 30, 2006, the Company has no proved reserves and all oil and gas property costs are considered to be unevaluated and are recorded at the lower of cost or fair market value.

         ASSET RETIREMENT OBLIGATION. We apply SFAS 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. Asset retirement obligations ("ARO") relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties. At September 30, 2006, we had recorded an ARO of $522,054 for our initial wells under progress.

         SHARE BASED COMPENSATION. On October 1, 2006, we adopted SFAS 123(R), "Accounting for Stock-Based Compensation," using the modified prospective method, which results in the provisions of SFAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, no such forfeitures have occurred. We are assuming no forfeitures going forward based on our historical forfeiture experience. The fair value of stock options is calculated using the Black-Scholes option-pricing model.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument's form. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 155 as the Company does not currently hold any hybrid financial instruments.

         In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The Company will be required to adopt FIN 48 for the fiscal year ended September 30, 2008. The Company is reviewing and evaluating the effect, if any, of adopting FIN 48 on its financial position and results of operations.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this Item begin on Page F-1 of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 21, 2006, our Board of Directors approved the termination of Telford Sadovnick, P.L.L.C. ("Telford") as our independent accountants and the appointment of Hein & Associates LLP ("Hein") to serve as our independent accountants for the year ending September 30, 2006. The change was effective August 21, 2006.

         Telford's reports on our financial statements for each of the years ended March 31, 2006 and 2005 did not contain, with the exception of a going concern disclaimer in each such report, an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the years ended March 31, 2006 and 2005, and the period ended August 21, 2006, there were no disagreements with Telford on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Telford's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with the audit reports on our financial statements for such years; and there were no events as set forth in Item 304(a)(1)(iv) of Regulation S-B.

         We provided Telford with a copy of the foregoing disclosures. We filed as an exhibit to a report on Form 8-K a letter from Telford relating to the disclosure included in the Form 8-K.

         During the years ended March 31, 2006 and 2005 and through August 21, 2006, we did not consult Hein with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or on any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B. Hein was the independent accountants for our subsidiary, PetroHunter Operating Company from its inception (June 2005) until we acquired substantially all of its outstanding common stock (May 12, 2006).

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures lack adequate staff and procedures in order to be effective. Subsequent to the end of the period covered by this report we have implemented procedures to remediate this control deficiency by completing the implementation of an accounting system designed for oil and gas producing companies and will be hiring additional staff.

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


ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
         CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         Our executive officers and directors are:

         NAME                       AGE    POSITION
         Kelly H. Nelson             50    Chairman and Chief Executive Officer
         Carmen J. Lotito            62    Executive Vice President, Chief
                                           Financial Officer, Treasurer,
                                           Secretary and Director
         Garry Lavold                61    President and Chief Operating Officer
         Dr. Anthony K. Yeats        60    Director

         Our shareholders elect our directors annually and our board of directors appoints our officers annually. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

         KELLY H. NELSON has been the Chairman and Chief Executive Officer of the Company since May 2006, and President and Director of PetroHunter Operating Company since its inception. Mr. Nelson is the cofounder of Equistar Capital, LLC, a Merchant Banking firm with offices in Salt Lake City, Utah and Zurich, Switzerland, and has served as Equistar's Managing Partner since its inception in 1999. While with Equistar, Mr. Nelson has been actively involved in raising investment capital and financing for Equistar's energy sector portfolio companies. Since August 2003, Mr. Nelson has also served as chief financial officer and director of BioComposites International, Inc., one of Equistar's portfolio companies. Mr. Nelson also is a director for two non-profit organizations, The Center for Ancient American Culture and the Utah Spiders, Women's Professional Soccer League. Mr. Nelson earned his Bachelor's degree in Business Administration from the University of Utah and has completed management seminars and courses through the University of Southern California and Wharton School of Business.

         CARMEN J. LOTITO has been the Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a director of the Company since May 2006. Mr. Lotito has also been the Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director of PetroHunter Operating Company since its inception. Mr. Lotito has been a director and chairman of the audit and compensation committees of Gasco Energy, Inc. since April 2001, and a director of Galaxy Energy Corporation from November 2002 to August 2006 He served as chief financial officer and treasurer of Galaxy Energy Corporation from November 2002 to July 2005, and as executive vice president from August 2004 to July 2005. Both Gasco Energy and Galaxy Energy are subject to the reporting requirements of the Securities Exchange Act of 1934. Mr. Lotito served as vice president, chief financial officer, and director of Coriko Corporation, a private business development company, from November 2000 to August 2002. Prior to joining Coriko, Mr. Lotito was self-employed as a financial consultant. Mr. Lotito holds a B.S. degree in accounting from the University of Southern California.

         GARRY LAVOLD has been the President and Chief Operating Officer of the Company since June 2006. Mr. Lavold has also served as the Chief Operating Officer of PetroHunter Operating Company since its inception. Mr. Lavold was the chief operating officer of BioComposites International from January 2003 to July 2005, where he assisted in the development of biocomposite plants to produce composite materials. From August 2001 until December 2002, Mr. Lavold was the director of engineering at Coach House, developing composite material projects. From October 2000 to July 2001, Mr. Lavold was chief operating officer of Alpha Fibre, developing petroleum-based composite materials. Prior to working for Alpha Fibre, Mr. Lavold worked for 18 years for Nova , an Alberta Corporation (and affiliated companies), serving in the latter years as a vice president involved in design, construction and project management of large diameter gas pipelines for a Nova subsidiary, and from 1969 to 1974 was employed as a process engineer involved in start up and operations of an 80,000 BPD refinery for Gulf Oil Canada. Mr. Lavold composed a chapter in PROJECT MANAGEMENT HANDBOOK, eds.
David Cleland and William King, N.Y: Van Rostrand Reinhold, 1983. Mr. Lavold received a B.S. in Chemical Engineering and an MBA from the University of Alberta, and is a registered Professional Engineer in Alberta and Ontario, Canada.

         DR. ANTHONY K. YEATS has been a director of the Company since February 2006. Dr. Yeats has participated in the development of numerous exploration ventures in oil and gas opportunities around the world as well as identifying some mineral projects. His career has included the role of Chief Geologist, Geophysicist and Team Leader for Royal Dutch Shell in the Middle East, Africa and the Far East; Exploration Coordinator for BP's Global Basin Group, and Chief Geologist for a number of regional acquisitions undertaken by British Petroleum at a variety of locations throughout the Middle East, Africa, Canada and Europe. Before joining the Company, in 1999 Dr. Yeats started Cambridge Earth Sciences Limited, which provides private research and consulting services for companies engaging in geology and exploration management, which Dr. Yeats continues to run. In addition, Dr. Yeats has been active as both the Vice President of a resource investment company in Canada with exploration interests in gravel, titanium, and kimberlite. Prior to 1999, Dr. Yeats was Co-coordinator for World Wide New Ventures for Total in Paris and finally Exploration Manager for Total in the Former Soviet Union where he managed teams undertaking hydrocarbon exploration in Kazakhstan, Azerbaijan, and Russia. In this post he was responsible for the generation of new ventures, including the acquisition of already existing discoveries. Over the years he has developed extensive contacts with the financial community in Edinburgh and London, which specialize in the raising of capital for oil and gas ventures particularly from UK, French, Canadian and Middle East sources.

COMMITTEES OF THE BOARD OF DIRECTORS

         We currently do not have an audit committee, compensation committee, or nominating committee, primarily since we previously did not have any significant operations. The entire Board of Directors is acting as the Company's audit committee.

AUDIT COMMITTEE FINANCIAL EXPERT

         The Board of Directors currently has not determined whether the company has a designated audit committee financial expert, primarily since we previously did not have any significant operations.

FAMILY RELATIONSHIPS

         There is no family relationship between any director, executive or person nominated or chosen by us to become a director or executive officer of our Company. Please see Item 12. Certain Relationships and Related Transactions, and Director Independence for a discussion of related party transactions.

CONFLICTS OF INTEREST

         Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. While the officers and directors are engaged in other business activities, we anticipate that such activities will not interfere in any significant fashion with the affairs of our business, in terms of having adequate time to devote to the business of the Company.

         Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

         Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

CODE OF ETHICS

         We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the Company. We expect to adopt a code by the end of the current fiscal year.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Officers and directors, and persons who own more than 10% of a registered class of our equity securities are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934. The following table sets forth reports that were not filed on a timely basis during the most recently completed fiscal year:

--------------------------------------------------------------------------------------------------------------------
REPORTING PERSON                                    DATE REPORT DUE                       DATE REPORT FILED
--------------------------------------------------------------------------------------------------------------------
Garry Lavold                                      Form 3 due 06/12/06                         06/15/06
--------------------------------------------------------------------------------------------------------------------
Marc A. Bruner                                    Form 3 due 05/22/06                         12/05/06
--------------------------------------------------------------------------------------------------------------------
Kelly H. Nelson                                   Form 4 due 08/15/06                         01/18/07
--------------------------------------------------------------------------------------------------------------------
Carmen J. Lotito                                  Form 4 due 08/15/06                         01/18/07
--------------------------------------------------------------------------------------------------------------------
Garry Lavold                                      Form 4 due 08/15/06                         01/18/07
--------------------------------------------------------------------------------------------------------------------
Anthony K. Yeats                                  Form 4 due 08/15/06                         01/19/07
--------------------------------------------------------------------------------------------------------------------

ITEM 10.          EXECUTIVE COMPENSATION

         The following table summarizes the annual compensation paid to our Chief Executive Officer and two most highly compensated executive officers for the two fiscal years ended September 30, 2006:

                           SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------
                                                                        LONG TERM COMPENSATION
                                                                 -------------------------------------
                                  ANNUAL COMPENSATION                      AWARDS             PAYOUTS
                       -------------------------------------------------------------------------------
                          SALARY ($)     BONUS        OTHER                     SECURITIES
NAME AND                                              ANNUAL      RESTRICTED    UNDERLYING
PRINCIPAL                                            COMPENSA-      STOCK        OPTIONS/       LTIP         ALL OTHER
POSITION        YEAR      SALARY ($)       ($)         TION        AWARD(S)      SARS(#)      PAYOUTS      COMPENSATION
------------------------------------------------------------------------------------------------------------------------
Kelly H.       2006       230,000 (1)<F1>   --          --            --         750,000        --             --
Nelson, CEO    2005         60,000          --          --            --       2,000,000        --             --
------------------------------------------------------------------------------------------------------------------------
Carmen J.      2006       205,000 (2)<F2>   --          --            --         750,000        --             --
Lotito, CFO    2005         60,000          --          --            --       2,000,000        --             --
------------------------------------------------------------------------------------------------------------------------
Garry          2006       339,650 (3)<F3>   --          --            --         750,000        --             --
Lavold, COO    2005         116,300         --          --            --       2,000,000        --             --
------------------------------------------------------------------------------------------------------------------------
Gregory        2006         70,000          --          --            --            --          --             --
Leigh Lyons,
CEO (4)<F4>
------------------------------------------------------------------------------------------------------------------------
---------------

(1)<F1> Includes $155,000 paid in fiscal year 2006 and $60,000 paid in fiscal year 2005 to Mr. Nelson under terms of a consulting agreement prior to his employment with the Company.
(2)<F2> Includes $125,000 paid in fiscal year 2006 and $60,000 paid in fiscal year 2005 to Mr. Lotito under terms of a consulting agreement prior to his employment with the Company.
(3)<F3> Includes $211,650 paid in fiscal year 2006 and $116,300 paid in fiscal year 2005 to Mr. Lavold under terms of a consulting agreement prior to his employment with the Company. Also includes $38,000 paid in fiscal year 2006 to Mr. Lavold as reimbursement for $30,000 in moving expenses and $8,000 for lease of office space in Mr. Lavold's residence.
(4)<F4> Mr. Lyons was appointed as an officer of the Company on September 15, 2005. Mr. Lyons resigned from all of his officer positions with the Company on May 12, 2006.

                                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------------------------
                          NUMBER OF SECURITIES        % OF TOTAL
                         NDERLYING OPTIONS/SARS  OPTIONS/SARS GRANTED
                              GRANTED (#)           TO EMPLOYEES IN      EXERCISE OR BASE
NAME                          GRANTED (#)             FISCAL YEAR           PRICE ($/SH)          EXPIRATION DATE
----------------------------------------------------------------------------------------------------------------------
Kelly H. Nelson                 750,000                  5.64%                  $2.10               08/11/2011
----------------------------------------------------------------------------------------------------------------------
Carmen J. Lotito                750,000                  5.64%                  $2.10               08/11/2011
----------------------------------------------------------------------------------------------------------------------
Garry Lavold                    750,000                  5.64%                  $2.10               08/11/2011
----------------------------------------------------------------------------------------------------------------------
Gregory Leigh Lyons                --                     --                     --                     --
----------------------------------------------------------------------------------------------------------------------

                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
----------------------------------------------------------------------------------------------------------------------
                                                                               NUMBER OF
                                                                               SECURITIES             VALUE OF
                                                                               UNDERLYING            UNEXERCISED
                                                                              UNEXERCISED           IN-THE-MONEY
                                                                            OPTIONS/SARS AT        OPTIONS/SARS AT
                                                                               FY-END (#)            FY-END ($)

                            SHARES ACQUIRED ON                                EXERCISABLE/          EXERCISABLE/
NAME                           EXERCISE (#)         VALUE REALIZED ($)       UNEXERCISABLE          UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------
Kelly H. Nelson                     --                      --             950,000/1,800,000     1,280,000/1,920,000
----------------------------------------------------------------------------------------------------------------------
Carmen J. Lotito                    --                      --             950,000/1,800,000     1,280,000/1,920,000
----------------------------------------------------------------------------------------------------------------------
Garry Lavold                        --                      --             950,000/1,800,000     1,280,000/1,920,000
----------------------------------------------------------------------------------------------------------------------
Gregory Leigh Lyons                 --                      --                     --
----------------------------------------------------------------------------------------------------------------------

LONG-TERM INCENTIVE PLAN AWARDS

         No long-term incentive plan awards were granted in the fiscal year ended September 30, 2006.

COMPENSATION OF DIRECTORS

         The Company currently pays its non-employee directors compensation of $2,500 per month. In addition, upon election, each director will be granted options to purchase 100,000 shares of the Company's common stock annually, at the rate of 25,000 options per quarter. Finally, the Company's independent directors, who have not yet been elected, shall receive $1,000 per month for each committee upon which they serve.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table provides certain information as to our officers and directors individually and as a group, and the holders of more than 5% of our common stock, as of November 30, 2006. As of November 30, 2006, there were 219,928,734 shares of common stock outstanding.

                                                               AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                BENEFICIAL OWNERSHIP (2) <F1>     PERCENT OF CLASS (2)<F2>
--------------------------------------------                -----------------------------     ------------------------

Marc A. Bruner                                                     75,200,000 (3)<F3>                33.4%
1875 Lawrence Street, #1400
Denver, Colorado 80202

Kelly H. Nelson                                                    1,050,000 (4)<F4>                   *
170 South Main, Suite 1025
Salt Lake City, Utah 84101

Carmen J. Lotito                                                   1,050,000 (5)<F5>                   *
1875 Lawrence Street, #1400
Denver, Colorado 80202



                                                               AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                BENEFICIAL OWNERSHIP (2) <F1>     PERCENT OF CLASS (2)<F2>
--------------------------------------------                -----------------------------     ------------------------
Garry Lavold                                                        950,000 (6)<F6>                    *
1875 Lawrence Street, #1400
Denver, Colorado 80202

Dr. Anthony K. Yeats                                                100,000 (7)<F7>                    *
The Moat House
Saffron Walden
Essex, UK CB11 4RU

All officers and directors as a group  (4 persons)                   3,150,000                       1.4%

*Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.
---------------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 219,928,734 shares of common stock outstanding as of November 30, 2006. If a person listed on this table has the right to obtain additional shares of common stock within sixty (60) days from November 30, 2006, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)<F3> Consists of (i) 68,000,000 shares held by MAB Resources LLC, an entity 100% owned by Mr. Bruner and his family trust; (ii) 2,000,000 shares held by MABio Materials Corporation, an entity 68.83% owned by Mr. Bruner and over which Mr. Bruner has investment and voting control; and
         (iii) an option to purchase 5,200,000 shares at an exercise price of $0.50, which expires August 10, 2010.

(4)<F4> Consists of (i) 100,000 shares held by Mr. Nelson, (ii) an option to acquire 800,000 shares at an exercise price of $0.50, which expires August 10, 2010, and (iii) an option to acquire 150,000 shares at an exercise price of $2.10, which expires August 11, 2011.

(5)<F5> Consists of (i) 100,000 shares held by Laura Melou Lotito, Mr. Lotito's wife, (ii) an option to acquire 800,000 shares at an exercise price of $0.50, which expires on August 10, 2010, and (iii) an option to acquire 150,000 shares at an exercise price of $2.10, which expires August 11, 2011.

(6)<F6> Consists of (i) an option to acquire 800,000 shares at an exercise price of $0.50, which expires on August 10, 2010, and (ii) an option to acquire 150,000 shares at an exercise price of $2.10, which expires August 11, 2011.

(7)<F7> Consists of an option to acquire 100,000 shares at an exercise price of $2.10, which expires August 11, 2011.

         Marc A. Bruner may be deemed to be the "parent" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information as of the end of the most recently completed fiscal year, September 30, 2006:

--------------------------------------------------------------------------------------------------------------------
                                Number of securities to be    Weighted average exercise
                                  issued upon exercise of       price of outstanding         Number of securities
                                   outstanding options,         options, warrants and       remaining available for
Plan category                       warrants and rights                rights                   future issuance
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans               32,295,000                      $1.16                      7,705,000
approved by security holders
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans not               --                           --                           --
approved by security holders
--------------------------------------------------------------------------------------------------------------------
Total                                   32,295,000                      $1.16                      7,705,000
--------------------------------------------------------------------------------------------------------------------

STOCK OPTION PLAN

         On August 11, 2006, our stockholders approved the terms of the 2005 Stock Option Plan of PetroHunter Operating Company (the "Plan"). Under the Plan, we may grant certain employees both incentive and non-qualified options to purchase shares of common stock. The Plan is authorized to grant options covering up to 40,000,000 shares. When we acquired more than 85% of the outstanding stock of PetroHunter Operating Company in May 2006, we agreed to replace all existing stock options of PetroHunter Operating Company with stock options to purchase shares of our common stock having the same terms as the original grant. Accordingly in August 2006, we granted options to purchase an aggregate of 19,000,000 shares of common stock to replace those that had been granted by PetroHunter Operating Company in August 2005, including options to purchase 13,000,000 shares to MAB Operating Company and options to purchase 2,000,000 shares each to Kelly Nelson, Carmen Lotito and Garry Lavold. Twenty percent of each of the options granted is exercisable immediately, and twenty percent of each option becomes exercisable on August 10th of 2006, 2007, 2008 and 2009. Each option has an exercise price of $0.50 per share, and each option expires and terminates, if not exercised sooner, on August 10, 2010.

         We granted additional options to purchase a total of 13,295,000 shares under the Plan in August 2006 to employees and consultants, including options to purchase 750,000 shares each to Kelly Nelson, Carmen Lotito, and Garry Lavold. Twenty percent of each of the options granted is exercisable immediately and twenty percent of each option becomes exercisable on August 10th of 2007, 2008, 2009, and 2010. Each option has an exercise price of $2.10 per share, and each option expires and terminates, if not exercised sooner, on August 11, 2011.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         Other than the transactions described below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

MAB RESOURCES LLC/MARC A. BRUNER

         As described in Item 1. Description of Business above, we have several agreements with MAB Resources LLC. Marc A. Bruner, the controlling owner of MAB, is our largest beneficial owner of our outstanding common stock.

         During 2006 and 2005, we incurred $4,530,000 and $860,000, respectively, in property development costs to MAB under the Development Agreement with MAB. During 2005, we recorded expenditures paid by MAB on behalf of us of $222,000. At September 30, 2006 and 2005, we owed MAB $197,785 and $648,421, respectively. At September 30, 2006, MAB owed us $35,656 for our share of oil and gas revenues from initial production earned through that date, pursuant to the terms of the Development Agreement and EDAs.

OFFICERS

         During 2006, we incurred consulting fees related to services provided by our officers in the aggregate amount of $491,650 as follows: Kelly H. Nelson ($155,000), Carmen J. Lotito ($125,000), and Garry Lavold ($211,650). During
2005, we incurred consulting fees related to services provided by our officers in the aggregate amount of $236,300 and services provided by a related party in the amount of $41,366, of which $11,966 is included in accounts payable at September 30, 2005.

FALCON OIL & GAS LTD.

         Falcon Oil & Gas Ltd. ("Falcon") is the lessee of approximately 13,595 square feet of office space at 1875 Lawrence Street, Suite 1400, Denver, Colorado, pursuant to the terms of a lease that expires June 30, 2011. Effective June 1, 2006, we began sharing the offices with Falcon, and sharing the costs of the office space, cost of equipment, furniture, office operating costs, administrative staff, and related expenses on a 50/50 basis. Several of the consultants and employees of Falcon and the Company who work in the shared space perform services for both companies pursuant to separate agreements - that is, each consultant or employee who performs work for both companies does so pursuant to separate agreements, which define the scope of work for each company and which do not combine such work under one agreement. At September 30, 2006, Falcon owed us $208,514 for Falcon's share of cost incurred pursuant to the sharing arrangement.

         Marc A. Bruner is the President, Chief Executive Officer, and Chairman of the Board of Falcon. In addition, he owns or controls approximately 9.5% of the issued and outstanding shares of Falcon.

GALAXY ENERGY CORPORATION

         In July 2006, Galaxy Energy Corporation ("Galaxy") used a drilling rig under contract to us. At September 30, 2006, Galaxy owed us $712,830 for reimbursement for charges paid to a drilling company for Galaxy's use of the rig. Galaxy paid us $703,970 during the quarter ended December 31, 2006 and the remaining $8,860 in January 2007.

         On December 29, 2006, we entered into a Purchase and Sale Agreement (the "PSA") with Galaxy and its wholly owned subsidiary, Dolphin Energy Corporation ("Dolphin"). Pursuant to the PSA, we agreed to purchase all of Galaxy's and Dolphin's oil and gas interests in the Powder River Basin of Wyoming and Montana (the "Powder River Basin Assets").

         Marc A. Bruner, who is our largest shareholder, also is a 14.3% beneficial shareholder of Galaxy. Marc A. Bruner is the father of Marc E. Bruner, the President, Chief Executive Officer and director of

Galaxy. Marc E. Bruner is the stepson of Carmen J. Lotito, the Chief Financial Officer and a director of the Company. Mr. Lotito was a director of Galaxy from November 2002 to August 2006 and served as its chief financial officer and treasurer from November 2002 to July 2005, and as its executive vice president from August 2004 to July 2005.

         The purchase price for Powder River Basin Assets is $45 million, with $20 million to be paid in cash and $25 million to be paid in shares of our common stock at the rate of $1.50 per share.

         Closing of the transaction is subject to approval by Galaxy's secured noteholders, approval of all matters in its discretion by our Board of Directors, including the Company obtaining outside financing on terms acceptable to its Board of Directors, and various other terms and conditions. Either party may terminate the agreement if closing has not occurred by February 28, 2007.

         Within ten (10) days of signing the PSA, we were required and did make an initial earnest money payment of $1.4 million. On or before January 31, 2007, we will make an additional earnest money payment of $600,000. In the event the closing does not occur for any reason other than a material breach by us, the deposit shall convert into a promissory note (the "Note"), payable to us, and shall be an unsecured subordinated debt of both Galaxy and Dolphin, which is payable only after repayment of Galaxy's and Dolphin's senior indebtedness.

         We became the contract operator of the Powder River Basin Assets beginning January 1, 2007. At closing, the operating expenses incurred by us as the contract operator will be credited toward the purchase price, or if closing does not occur, will be added to the principal amount of the Note.

         MAB has orally agreed to guarantee the performance of Galaxy and Dolphin under the PSA (including but not limited to all their obligations under the Note), and has orally agreed to reimburse us for certain losses and damages which might be incurred as a result of those parties entering into the PSA. A written agreement will be entered into by the parties prior to closing.

GLOBAL PROJECT FINANCE AG

         On January 9, 2007, we entered into a Credit and Security Agreement with Global Project Finance AG, a Swiss company ("Global"). Under that Agreement, Global has committed to advance up to $15,000,000 over the next 18 months. Interest accrues at 6.75% over the prime rate and will be payable quarterly beginning March 31, 2007. We are to begin making principal payments on the loan beginning at the end of the first quarter following the end of the 18-month funding period, with the maturity date of the loan being 30 months from the date of the Agreement. The loan is secured by a first perfected security interest on our assets, limited to the specific portion of the assets to which the loan proceeds are applied by us. We plan to use the loan proceeds for its drilling and development operations in the Piceance Basin, Colorado.

         Global received warrants to purchase 1,000,000 shares of our common stock upon execution of the Agreement and up to 3,000,000 warrants, tied on a pro rata basis to each advance of the credit facility. The warrants will be exercisable for five years from the date of the Agreement at a price equal to the 120% of the volume-weighted average price of the stock for the 30 days immediately preceding each warrant issuance date. In addition, upon each advance, Global receives a fee equal to 1% of the amount of the advance.

         Global and its controlling shareholder, Christian Russenberger, were shareholders of the Company prior to entering into this Credit and Security Agreement

FUTURE TRANSACTIONS

         All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party. A majority of the independent, disinterested members of our board of directors will approve future affiliated transactions.

DIRECTOR INDEPENDENCE

         Our common stock trades in the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

         Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an "independent" director in accordance with the NASDAQ Global Market's requirements for independent directors (NASDAQ Marketplace Rule 4200). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

         Anthony Yeats is considered an independent director under the above definition. We do not list that definition on our Internet website.

         We presently do not have an audit committee, compensation committee, nominating committee, executive committee of our Board of Directors, stock plan committee or any other committees.


ITEM 13.          EXHIBITS

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
   2.1 Stock Exchange Agreement dated February 10, 2006 by and among Digital Ecosystems Corp., GSL Energy Corporation, MABio Materials Corporation and MAB Resources LLC (incorporated by reference to
              Exhibit 10.8 to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2005, filed February 16, 2006)
--------------------------------------------------------------------------------
   2.2 Amendment No. 1 to Stock Exchange Agreement dated March 31, 2006 (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K dated March 31, 2006, filed April 7,
              2006)
--------------------------------------------------------------------------------
   2.3 Amendment No. 5 to Stock Exchange Agreement dated May 12, 2006 (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K dated May 12, 2006, filed May 15, 2006)
--------------------------------------------------------------------------------
   2.4 Purchase and Sale Agreement dated December 29, 2006 between Dolphin Energy Corporation and Galaxy Energy Corporation and PetroHunter Operating Company and PetroHunter Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated December 29, 2006, filed
              January 4, 2007)
--------------------------------------------------------------------------------
   3.1 Articles of Incorporation (incorporated by reference to Exhibit A to the Information Statement filed July 17, 2006)
--------------------------------------------------------------------------------
   3.2 Bylaws (incorporated by reference to Exhibit B to the Information Statement filed July 17, 2006)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
  10.1 Business Consultant Agreement dated October 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated October 1, 2005, filed October 28, 2005)
--------------------------------------------------------------------------------
  10.2        Marketing Management Contract dated October 15, 2005
              (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated October 1, 2005, filed
              October 28, 2005)
--------------------------------------------------------------------------------
  10.3 Loan Agreement with Carnavon Trust Reg. Dated for reference October 11, 2005 (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2005, filed November 21, 2005)
--------------------------------------------------------------------------------
  10.4 Loan Agreement with Carnavon Trust Reg. Dated for reference December 5, 2005 (incorporated by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2005, filed February 16, 2006)
--------------------------------------------------------------------------------
  10.5 Loan Agreement with Carnavon Trust Reg. Dated for reference February 2, 2006 (incorporated by reference to Exhibit 10.7 to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2005, filed February 16, 2006)
--------------------------------------------------------------------------------
  10.6 2005 Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company's annual report Form 10-KSB for the fiscal year ending March 31, 2006, filed on July 14, 2006)
--------------------------------------------------------------------------------
  10.7 Management and Development Agreement Between MAB Resources LLC and GSL Energy Corporation (Amended and Restated) Effective July 1, 2005 (incorporated by reference from Exhibit 10.4 to the Company's annual report Form 10-KSB for the fiscal year ending March 31, 2006, filed on July 14, 2006)
--------------------------------------------------------------------------------
  10.8 Acquisition and Consulting Agreement between MAB Resources LLC and PetroHunter Energy Corporation Effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company's amended current report on Form 8-K dated January 9, 2007, filed January 25, 2007)
--------------------------------------------------------------------------------
  10.9 Credit and Security Agreement dated as of January 9, 2007 between PetroHunter Energy Corporation and PetroHunter Operating Company and Global Project Finance AG (incorporated by reference to
              Exhibit 10.2 to the Company's current report on Form 8-K dated January 9, 2007, filed January 11, 2007)
--------------------------------------------------------------------------------
  14.1 Code of Ethics (incorporated by reference from Exhibit 14.1 to the Company's annual report Form 10-KSB for the fiscal year ending March 31, 2005, filed on July 13, 2005)
--------------------------------------------------------------------------------
  16.1 Letter from Telford Sadovnick P.L.L.C. (incorporated by reference to Exhibit 16.1 to the Company's amended current report on Form 8-K dated September 8, 2006, filed September 8, 2006)
--------------------------------------------------------------------------------
  21.1        Subsidiaries
--------------------------------------------------------------------------------
  31.1        Rule 13a-14(a) Certification of Kelly H. Nelson
--------------------------------------------------------------------------------
  31.2        Rule 13a-14(a) Certification of Carmen J. Lotito
--------------------------------------------------------------------------------
  32.1 Certification of Kelly H. Nelson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
--------------------------------------------------------------------------------
  32.2 Certification of Carmen J. Lotito Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
--------------------------------------------------------------------------------

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The fees billed for professional services rendered by our principal accountant are as follows:

FISCAL                                              AUDIT-RELATED
YEAR                         AUDIT FEES                      FEES                 TAX FEES          ALL OTHER FEES
--------------------------------------------------------------------------------------------------------------------
2005                            $ 37,558                     $-0-                     $-0-                    $-0-
2006                            $125,000                     $-0-                     $-0-                    $-0-

PRE-APPROVAL POLICIES AND PROCEDURES

         The Board of Directors must pre-approve any use of our independent accountants for any non-audit services. All services of our auditors are approved by our Board and are subject to review by our Board.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PETROHUNTER ENERGY CORPORATION



Date:  January 26, 2007           By: /s/ KELLY H. NELSON
                                     -------------------------------------------
                                        Kelly H. Nelson
                                        Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                              DATE



                                         Chairman and Chief Executive Officer and
/s/ KELLY H. NELSON                      Director (Principal Executive Officer)             January 26, 2007
------------------------------------
Kelly H. Nelson
                                         Executive Vice President, Chief Financial
                                         Officer, Treasurer, Secretary and Director
                                         (Principal Financial Officer and Principal
/s/ CARMEN J. LOTITO                     Accounting Officer)                                January 26, 2007
------------------------------------
Carmen J. Lotito



/s/ ANTHONY K. YEATS                     Director                                           January 26, 2007
------------------------------------
Anthony K. Yeats


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
PetroHunter Energy Corporation
Denver, CO

We have audited the consolidated balance sheet of PetroHunter Energy Corporation and subsidiaries (the "Company"), a development stage company, as of September 30, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 2006 and for the periods from inception (June 20, 2005) to September 30, 2005 and September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PetroHunter Energy Corporation and subsidiaries as of September 30, 2006 and the results of their operations and their cash flows for the year ended September 30, 2006 and for the periods from inception (June 20, 2005) to September 30, 2005 and September 30, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has significant capital expenditure commitments. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
January 19, 2006

                                    PETROHUNTER ENERGY CORPORATION
                                 (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                                       (A DEVELOPMENT COMPANY)
                                     CONSOLIDATED BALANCE SHEETS


                                                ASSETS

                                                                SEPTEMBER 30             SEPTEMBER 30
                                                                    2006                     2005
                                                             ------------------       -----------------
Current Assets
   Cash and cash equivalents                                 $      10,631,776        $      1,250,242
   Oil and gas receivables - related party                              35,656                    -
   Other receivables                                                    22,290                    -
   Due from related parties                                            921,344                    -
   Prepaid expenses and other assets                                    30,960                   7,699
                                                             ------------------       -----------------
      TOTAL CURRENT ASSETS                                          11,642,026               1,257,941
                                                             ------------------       -----------------
PROPERTY AND EQUIPMENT, AT COST
   Oil and gas properties under full cost, net                      45,972,784               7,231,443
   Furniture and equipment, net                                        550,213                    -
                                                             ------------------       -----------------
                                                                    46,522,997               7,231,443
                                                             ------------------       -----------------
OTHER ASSETS
   Restricted cash                                                   1,076,793                    -
   Deferred financing costs                                               -                     10,563
                                                             ------------------       -----------------

TOTAL ASSETS                                                 $      59,241,816        $      8,499,947
                                                             ==================       =================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                     $       9,644,236        $        475,107
   Accrued interest payable                                            124,474                  23,029
   Due to shareholder                                                  197,785                 648,421
   Contracts payable - oil and gas properties                             -                  5,512,500
   Notes payable                                                       400,000                    -
   Convertible notes payable                                              -                  3,037,000
                                                             ------------------       -----------------
      TOTAL CURRENT LIABILITIES                                     10,366,495               9,696,057
                                                             ------------------       -----------------
ASSET RETIREMENT OBLIGATION                                            522,054                    -
                                                             ------------------       -----------------
TOTAL LIABILITIES                                                   10,888,549               9,696,057
                                                             ------------------       -----------------

COMMITMENTS AND CONTINGENCIES (NOTES 2, 3, 4, 9, 12 AND 13)
STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value
   Authorized - 1,000,000 shares, issued, none
   Common stock, $.001 par value
   Authorized - 500,000,000 shares
   Issued and outstanding - 219,928,734 (2006)
     and 100,000,000 (2005) shares                                     219,929                 100,000
   Capital in excess of par value                                   70,944,172                 822,710
   Deficit accumulated during the development stage                (22,810,834)             (2,118,820)
                                                             ------------------       -----------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                48,353,267              (1,196,110)
                                                             ------------------       -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $      59,241,816        $      8,499,947
                                                             ==================       =================

         The accompanying notes are an integral part of the consolidated financial statements.

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                             (A DEVELOPMENT COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  PERIOD FROM           CUMULATIVE FROM
                                                                                   INCEPTION                INCEPTION
                                                                                (JUNE 20, 2005)         (JUNE 20, 2005)
                                                           YEAR ENDED                  TO                      TO
                                                           SEPTEMBER 30           SEPTEMBER 30            SEPTEMBER 30
                                                               2006                   2005                    2006
                                                        -----------------      -----------------      -------------------
REVENUES
    Oil and gas revenues                                $         35,656       $           -          $           35,656
                                                        -----------------      -----------------      -------------------

COSTS AND EXPENSES
    Lease operating expenses                                       3,672                   -                       3,672
    General and administrative                                13,637,801              1,235,791               14,873,592
    Property development - related                             4,530,000                860,000                5,390,000
    Depreciation, depletion, amortization and accretion           73,137                   -                      73,137
                                                        -----------------      -----------------      -------------------
        TOTAL OPERATING EXPENSES                              18,244,610              2,095,791               20,340,401
                                                        -----------------      -----------------      -------------------

OTHER INCOME (EXPENSE)
Interest income                                                    2,633                   -                       2,633
Interest expense                                              (2,485,693)               (23,029)              (2,508,722)
                                                        -----------------      -----------------      -------------------
        TOTAL OTHER INCOME (EXPENSE)                          (2,483,060)               (23,029)              (2,506,089)
                                                        -----------------      -----------------      -------------------

                                                        -----------------      -----------------      -------------------
NET LOSS                                                $    (20,692,014)      $     (2,118,820)      $      (22,810,834)
                                                        =================      =================      ===================

NET LOSS PER COMMON SHARE -
    BASIC AND DILUTED                                   $          (0.14)      $          (0.02)
                                                        =================      =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING - BASIC AND DILUTED                          147,309,096            100,000,000
                                                        =================      =================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                             (A DEVELOPMENT COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                    Deficit
                                                                                                  Accumulated
                                                        Common Stock               Capital in      During the            Total
                                               -------------------------------    Excess of Par    Development        Stockholders'
                                                   Shares           Amount           Value            Stage              Equity
                                               --------------    -------------    -------------   --------------    ----------------
Balance, June 20, 2005 (inception)                          -    $          -     $          -    $           -     $             -

  Issuance of common shares to founder,
    at $.001 per share                            100,000,000         100,000                -                -             100,000

  Stock based compensation costs for
    options granted to non-employees                        -               -          822,710                -             822,710

NET LOSS                                                    -               -                -       (2,118,820)         (2,118,820)
                                               --------------    -------------    -------------   --------------    ----------------

BALANCE, SEPTEMBER 30, 2005                       100,000,000         100,000          822,710       (2,118,820)         (1,196,110)

  Issuance of common stock for property
    interests at $.50  per share                    3,000,000           3,000        1,497,000                -           1,500,000

  Issuance of common stock for finders fee
    on property at $.50  per share                  3,400,000           3,400        1,696,600                -           1,700,000

  Issuance of common shares upon conversion
    of debt, at $.50 per share                     44,063,334          44,063       21,987,604                -          22,031,667

  Issuance of common shares for commission
    on convertible debt at $.50 per share           2,845,400           2,846        1,419,855                -           1,422,701

  Sale of common shares and warrants at
    $1.00 per unit                                 35,442,500          35,442       35,407,058                -          35,442,500

  Issuance of common shares for commission
    on sale of units                                1,477,500           1,478        1,476,023                -           1,477,501

  Costs of stock offering
    Cash                                                    -               -       (1,638,374)               -          (1,638,374)
    Common shares for commission at $1.00                   -               -       (1,477,500)               -          (1,477,500)

  Exercise of common stock warrants                 1,000,000           1,000          999,000                -           1,000,000

  Recapitalizaton of shares issued upon merger     28,700,000          28,700         (435,138)               -            (406,438)

  Stock based compensation                                  -               -        9,189,334                -           9,189,334

NET LOSS                                                    -               -                -      (20,692,014)        (20,692,014)
                                               --------------    -------------    -------------   --------------    ----------------

BALANCE, SEPTEMBER 30, 2006                       219,928,734    $    219,929     $ 70,944,172    $ (22,810,834)    $    48,353,267
                                               ==============    =============    =============   ==============    ================

        The accompanying notes are an integral part of the consolidated financial statements.

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                             (A DEVELOPMENT COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       PERIOD FROM         CUMULATIVE FROM
                                                                                        INCEPTION              INCEPTION
                                                                                     (JUNE 20, 2005)        (JUNE 20, 2005)
                                                                 YEAR ENDED                 TO                    TO
                                                                SEPTEMBER 30           SEPTEMBER 30          SEPTEMBER 30
                                                                    2006                   2005                  2006
                                                             ------------------     -----------------     -----------------
Cash flows used in operating activities
    Net loss                                                 $     (20,692,014)     $     (2,118,820)     $    (22,810,834)
    Adjustments to reconcile net loss to
    net cash (used) in operating activities
       Stock for expenditures advanced                                    -                  100,000               100,000
       Stock based compensation                                      9,189,334               822,710            10,012,044
       Depreciation, depletion, amotization and accretion               73,137                  -                   73,137
       Stock for financing costs                                     1,422,701                  -                1,422,701

    Changes in assets and liabilities
       Accounts receivable                                             (57,946)                 -                  (57,946)
       Due from related party                                         (921,344)                 -                 (921,344)
       Prepaids and other                                                9,311               (18,262)               (8,951)
       Accounts payable and accrued expenses                           881,651               343,793             1,379,787
       Due to shareholder                                             (450,636)              648,421               197,785
                                                             ------------------     -----------------     -----------------

NET CASH USED IN OPERATING ACTIVITIES                              (10,545,806)             (222,158)          (10,613,621)
                                                             ------------------     -----------------     -----------------

CASH FLOWS USED IN INVESTING ACTIVITIES
    Additions to oil and gas properties                            (31,062,398)           (1,564,600)          (32,781,341)
    Property and equipment                                            (553,211)                 -                 (553,211)
    Restricted cash                                                 (1,076,793)                 -               (1,076,793)
                                                             ------------------     -----------------     -----------------

NET CASH USED IN INVESTING ACTIVITIES                              (32,692,402)           (1,564,600)          (34,411,345)
                                                             ------------------     -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the sale of common stock                          35,442,500                  -               35,442,500
    Proceeds from the exercise of warrants                           1,000,000                  -                1,000,000
    Cash received upon recapitalization and merger                      20,949                  -                   20,949
    Proceeds from issuance of convertible notes                     17,794,667             3,037,000            20,831,667
    Offering costs                                                  (1,638,374)                 -               (1,638,374)
                                                             ------------------     -----------------     -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           52,619,742             3,037,000            55,656,742
                                                             ------------------     -----------------     -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            9,381,534             1,250,242            10,631,776

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       1,250,242                  -                     -
                                                             ------------------     -----------------     -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $      10,631,776      $      1,250,242      $     10,631,776
                                                             ==================     =================     =================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
    Cash paid for interest                                   $       1,028,353      $           -         $      1,028,353
                                                             ==================     =================     =================
    Cash paid for income taxes                               $            -         $           -         $           -
                                                             ==================     =================     =================
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
    Stock issued for expenditures advanced                   $            -         $        100,000      $        100,000
                                                             ==================     =================     =================
    Contracts for oil and gas properties                     $       6,261,460      $      5,512,500      $     11,773,960
                                                             ==================     =================     =================
    Common stock issued for debt conversion                  $      22,031,667      $           -         $     22,031,667
                                                             ==================     =================     =================
    Common stock issued for commissions on offerings         $       2,900,201      $           -         $      2,900,201
                                                             ==================     =================     =================
    Common stock issued for finders fee on property          $       1,700,000      $           -         $      1,700,000
                                                             ==================     =================     =================
    Convertible debt issued for property                     $       1,200,000      $           -         $      1,200,000
                                                             ==================     =================     =================
    Common stock issued for property                         $         500,000      $           -         $        500,000
                                                             ==================     =================     =================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

     PetroHunter Energy Corporation, formerly known as Digital Ecosystems Corp., ("Digital") was incorporated on February 21, 2002 under the laws of the State of Nevada. On February 10, 2006, Digital entered into a Share Exchange Agreement (the "Agreement") with GSL Energy Corporation ("GSL") and certain shareholders of GSL pursuant to which Digital acquired more than 85% of the issued and outstanding shares of common stock of GSL, in exchange for shares of Digital's common stock. On May 12, 2006, the parties to the Agreement completed the share exchange, and Digital changed its business to the business of GSL. Subsequent to the closing of the Agreement, Digital acquired all the remaining outstanding stock of GSL, and effective August 14, 2006, Digital changed its name from Digital Ecosystems Corp. to PetroHunter Energy Corporation ("PetroHunter").

     GSL was incorporated under the laws of the State of Maryland on June 20, 2005 for the purpose of acquiring, exploring and developing oil and gas properties. GSL is considered a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, and its principal activities since inception have been raising capital through the sale of common stock and convertible notes and the acquisition of oil and gas properties in the Western United States and Australia. In October 2006, GSL changed its name to PetroHunter Operating Company. On November 8, 2005, GSL formed Paleotechnology, Inc. ("Paleo") as a wholly owned subsidiary for the purpose of exploring and developing new products and processes using by-products of petroleum extraction environments. On September 11, 2006, PetroHunter formed PetroHunter Heavy Oil Ltd. ("Heavy Oil"), as a wholly owned subsidiary for the purpose of holding and developing the Company's heavy oil assets. (Unless otherwise specified, PetroHunter, GSL, Heavy Oil, and Paleo are collectively referred to herein as the "Company").

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

     The fair value of the Digital assets acquired and liabilities assumed pursuant to the transaction with GSL are as follows:

     Net cash acquired                                          $    20,949
     Current assets                                                  22,009
     Liabilities assumed                                           (449,396)
                                                                ------------
     Value of 28,700,000 Digital Shares                         $  (406,438)
                                                                ============

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has the Company has incurred a cumulative net loss of $22,810,834 for the period from inception (June 20, 2005) to September 30, 2006, and has significant capital expenditure commitments. As of September 30, 2006, the Company has received oil and gas revenue from its initial wells, and will require significant additional funding to sustain its operations and satisfy its contractual obligations for its planned oil and gas exploration and development operations. These factors, among others, may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to fund its planned operations and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity and/or debt financing which will enable the Company to continue in existence and establish itself as a going concern. The Company has sold approximately
     $56.3 million of convertible notes and common stock through September 30, 2006, and management believes that the Company will be successful in raising additional funding to have sufficient capital to meet its obligations for its planned operations. The Company has raised an additional $3,417,500 subsequent to September 30, 2006 in two private placements of common stock currently in process and has received $5,000,000 from a private investor pursuant to a loan commitment (See Note 13).

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include PetroHunter for the period from May 12, 2006 to September 30, 2006, and its wholly owned subsidiary, GSL, for the twelve months ended September 30, 2006. For the period ended September 30, 2005, the consolidated financial statements are those of GSL. All significant intercompany transactions have been eliminated upon consolidation.

     OIL AND GAS PROPERTIES

     The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center on a country basis. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     OIL AND GAS PROPERTIES (Continued)

     Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. As of September 30, 2006, the Company has no proved reserves, has received nominal revenue from testing and production on its initial wells, and all oil and gas property costs are considered to be unevaluated and are recorded at the lower of cost or fair market value.

     ASSET RETIREMENT OBLIGATION

     The Company applies SFAS 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. Asset retirement obligations ("ARO") relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties. At September 30, 2006, the Company had recorded an ARO of $522,054 for its initial wells.

     PROPERTY AND EQUIPMENT

     Furniture, equipment and computer software is recorded at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful lives of the related assets of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.

     REVENUE RECOGNITION

     The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells. The Company has no gas balancing arrangements in place. Oil and gas sold is not significantly different from the Company's product entitlement.

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     IMPAIRMENT

     The Company applies SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, the method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations. The Company's unproved properties are evaluated periodically for the possibility of potential impairment. At September 30, 2006, there was no impairment charge for unproved properties.

     INCOME TAXES

     The Company has adopted the provisions of SFAS 109, "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

     The Company's financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

     The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which the Company may be currently liable. In addition, the Company's oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     LOSS PER COMMON SHARE

     Basic (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Convertible equity instruments such as stock options and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti-dilutive. The dilutive weighted average number of common shares outstanding excluded potential common shares from stock options and warrants of approximately 25,309,000 for the fiscal year ending September 30, 2006.

     SHARE BASED COMPENSATION

     The Company has followed Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees", and related interpretations, through September 30, 2005 which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. Additionally, the Company has recognized compensation expense in the financial statements for awards granted to non-employees which must be re-measured each period under the mark-to-market, as required under EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". The Company previously adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure", through disclosure only.

     Effective October 1, 2006, the Company adopted SFAS123(R), "Accounting for Stock-Based Compensation," using the modified prospective method, which results in the provisions of SFAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, no such forfeitures have occurred. The Company is assuming no forfeitures going forward based on the Company's historical forfeiture experience. The fair value of stock options is calculated using the Black-Scholes option-pricing model. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed in SFAS 123(R) for the year ended September 30, 2006, the Company's net loss and net loss per share for the period would have been adjusted to the pro-forma amounts indicated below.

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     SHARE BASED COMPENSATION (Continued)

                                                                          2006             2005
                                                                    ----------------------------------
           Net loss as reported                                      $  (20,692,014)    $  (2,118,820)
           Add stock based compensation included in
                   Reported loss                                          9,189,334           822,710
           Deduct stock based compensation expense
                   Determined under fair value method                    (9,189,334)       (1,202,422)
                                                                     ---------------    --------------
           Pro-forma net loss                                        $  (20,692,014)    $  (2,498,532)
                                                                     ===============    ==============
           Net loss per share
                                                       As reported           $(0.14)           $(0.02)
                                                         Pro-forma           $(0.14)           $(0.02)

     The estimated value of stock options granted following calculation methods prescribed by SFAS 123R, uses the Black-Scholes stock options pricing model with the following assumptions used:

                                                       2006             2005
                                                  --------------- --------------
           Expected option term - years                        4              5

           Risk-free interest rate                      4.6%-4.9%          4.13%

           Dividend yield                                      0              0

           Volatility                                         74%            74%

     As of September 30, 2006, options to purchase an aggregate of 32,295,000 shares of the Company's common stock were outstanding. These options were granted, to the Company's officers, directors and consultants in August of 2005 and 2006, vest 20% at grant date and 20% per year on the anniversary of the grant date for the next four years. Each option has an exercise price equal to the fair market value per share of the Company's common stock at the date of grant and each option expires and terminates, if not exercised sooner, five years from the grant date. Stock-based employee compensation of $2,632,372 and stock-based non-employee compensation costs of $6,556,962 before tax, were charged to operations as compensation expense for the year ended September 30, 2006.

     CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. Restricted cash at September 30, 2006 consists of certificates of deposit underlying letters of credit for exploration permits, state and local bonds and guarantees to vendors.

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     FAIR VALUE

     The carrying amount reported in the balance sheet for cash, receivables, prepaids, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

     Based upon the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of convertible notes approximates their carrying value.

     OFF BALANCE SHEET ARRANGEMENTS

     The Company has no off balance sheet arrangements.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument's form. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 155 as the Company does not currently hold any hybrid financial instruments.

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the
     pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The Company will be required to adopt FIN 48 for the fiscal year ended September 30, 2008. The Company is reviewing and evaluating the effect, if any, of adopting FIN 48 on its financial position and results of operations.

     RECLASSIFICATION

     Certain reclassifications have been made to the 2005 financial statements to conform to 2006 presentation. Such reclassifications had no effect on net loss.


NOTE 3 -- AGREEMENT WITH MAB RESOURCES LLC

     Effective January 1, 2007, the Company and MAB Resources LLC ("MAB") entered into an Acquisition and Consulting Agreement (the "Consulting Agreement") which replaced in its entirety the Management and Development Agreement (the "Development Agreement") entered into July 1, 2005, and materially revised the relationship between MAB and the Company. MAB is a Delaware limited liability company controlled by the largest shareholder of the Company. MAB is in the business of oil and gas exploration and development. Under the terms of the Consulting Agreement:

     o The Company's working interest in all its oil and gas properties doubled (from 50% undivided interest in the properties to 100%);
     o The Company's prior obligation to carry MAB for its 50% portion of the first $700 million in capital costs was eliminated;
     o The Company's aggregate monthly payments to MAB related to the existing properties were reduced from $600,000 to (i) $25,000 for consulting, plus (ii) $225,000 for payments under a $13.5 million promissory note as partial consideration for MAB's assignment of its previous undivided 50% working interest in the properties;
     o MAB's 3% overriding royalty was increased to 10%, half of which accrues but is deferred for three years.

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE 3 -- AGREEMENT WITH MAB RESOURCES LLC (CONTINUED)

     The new agreement provides for the issuance of 50 million shares of the Company's common stock to MAB. MAB has the right and opportunity to receive up to an additional 50 million shares, to be held in escrow and released over a five-year period in specified numbers of shares that are tied to the Company's performance in booking reserves. The entire Consulting Agreement, including the monthly payments to MAB, terminates after five years, except MAB's overriding royalty continues for the life of the properties.

     Commencing July 1, 2005 and continuing through December 31, 2006, the Company and MAB operated pursuant to the Development Agreement, and a series of individual property agreements (collectively, the "EDAs").

     The Development Agreement sets forth: (a) MAB's obligation to assign to the Company a minimum 50% undivided interest in any and all oil and gas assets which MAB acquires from third parties in the future; and (b) MAB's and the Company's long-term relationship regarding the ownership and operation of all jointly-owned properties. Each of the Properties acquired was covered by a property-specific EDA that is consistent with the terms of the Development Agreement.

     Each EDA and the Development Agreement include the following material terms:

     1. OWNERSHIP: MAB and the Company each own an undivided 50% working interest in all oil and gas leases, production facilities, and related assets (collectively, the "Properties").

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

     3. COSTS AND REVENUES: Each party pays its proportionate share of costs and receives its proportionate share of revenues, subject to the Company bearing the following burdens:

          (a) MAB OVERRIDING ROYALTY INTEREST: Each assignment of Properties from MAB to the Company reserves an overriding royalty equivalent to 3% of 8/8ths (proportionately reduced to 1.5% of the Company's undivided 50% working interest in the Properties) (the "MAB Override"), payable out of production and sales.

          (b)   PROJECT COSTS:  Each  Acquisition  Agreement  provides  that the
                Company shall pay 100% of the cost of acquisitions and operations ("Project Costs") up to a specified amount, after which time each party shall pay its proportionate 50% share of such costs. The maximum specified amount of Project Costs of which the Company must pay 100%, under the Development Agreement for Properties acquired in the future, is $100 million per project. There is no "before payout" or "after payout" in the traditional sense of a "carried interest" because the Company's obligation to expend the specified amount of Project Costs and MAB's receipt of its 50% share of revenues apply without regard to whether "payout" has occurred. Therefore, the Company's payment of all Project Costs up to such specified amount might occur BEFORE actual payout, or might occur AFTER actual payout, depending on each project and set of Properties.

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE 3 -- AGREEMENT WITH MAB RESOURCES LLC (CONTINUED)

          (c) PROJECT DEVELOPMENT COSTS: Under the Development Agreement, the Company pays to MAB monthly Project Development Costs representing a specified portion of MAB's "carried" Project Costs. The total amount incurred to MAB by the Company will be deducted from MAB's portion of the Project Costs carried by the Company.

     4. RIGHTS AND OBLIGATIONS: MAB conveys to the Company an undivided 50% working interest in all rights and benefits under each Acquisition Agreement, and the Company assumes its share of all duties and obligations under each Acquisition Agreement (such as drilling and development obligations).

NOTE 4 -- OIL AND GAS PROPERTIES

     Commencing effective July 1, 2005 and continuing through December 31, 2006, the Company entered into a Management and Development Agreement (the "Development Agreement") and a series of property-specific Exploration and Development Agreements (collectively, the "EDAs") pursuant to the Development Agreement with MAB. Effective January 1, 2007, the Development Agreement and the EDA's were replaced in their entirety by the Consulting Agreement with MAB as discussed in Note 3 above.

     The following description of the Company's oil and gas property acquisitions for the period from inception to September 30, 2006 is pursuant to the original Development Agreement and related EDA's. All references to the Company's obligations to pay "project development costs" pertaining to the following properties means the specified amount of capital expenditures (for each such property), which were credited against the Company's obligation to carry MAB for MAB's 50% portion of such expenditures.

     WEST ROZEL PROJECT

     Effective November 21, 2005, the Company entered into an EDA with MAB for the West Rozel Project, under which the Company has paid $1,250,000 to the assignor and paid reimbursement of estimated costs incurred by the assignor of approximately $180,000. The Company is obligated to pay MAB monthly project development costs in the amount of $200,000, commencing June 1, 2005, and the first $50 million of project costs.

     BUCKSKIN MESA PROJECT

     Effective September 17, 2005, the Company entered into an EDA with MAB for the Buckskin Mesa Project, under which the Company has paid $5,362,500 to the assignor and $1,961,460 in Federal Lease payments for Federal leases acquired by the assignor on November 10, 2005. As consideration for extending the final payment due on closing, the Company agreed to pay a monthly extension fee of $200,000 for each 30-day period commencing January 6, 2006 of which all were paid as of June 30, 2006. The Company is obligated to pay MAB monthly project development costs of $20,000, commencing July 1, 2005, and the first $50 million of project costs. The Company charges to operations all property development costs incurred to MAB under the related EDA's.

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE 4 -- OIL AND GAS PROPERTIES (CONTINUED)

     PICEANCE II PROJECT

     Effective December 29, 2005, the Company entered into an EDA with MAB for the Piceance II Project, under which the Company will pay up to $4,000,000 to the assignor (of which $3,898,793 has been paid) and has issued $1 million (2.0 million shares at $0.50 per share) of the Company's Common Stock. The Company is obligated to pay MAB monthly project development costs of $20,000 per month, commencing November 1, 2005, and the first $50 million of project costs.

     BEETALOO PROJECT

     Effective March 17, 2006, the Company entered into an EDA with MAB for the Beetaloo Project representing exploration permits in the Northern
     Territory,  Australia.  Under the terms of the EDA,  the  Company  has paid
     $1,000,000 to the assignor and has funded the $3 million seismic work commitment. The Company is obligated to pay monthly project development costs of $100,000 per month, commencing March 1, 2006, and the first $100 million of project costs.

     FIDDLER CREEK PROJECT

     Effective July 16, 2006, the Company entered into an EDA with MAB for the Fiddler Creek (Montana) Project, under which the Company paid $2,000,000, consisting of $300,000 cash to the assignor and the issuance of $1.7 million (3.4 million shares at $0.50 per share) of the Company's Common Stock as a finders fee to a third party. The Company is obligated to pay MAB monthly project development costs of $20,000 per month, commencing April 1, 2006, and the first $100 million of project costs.

     Subsequently, the Company acquired additional acreage in the Fiddler Creek Project area for a purchase price of $11,250,000 (of which $6,039,599 has been paid). The Company also is obligated to pay MAB monthly project development costs of $100,000, commencing August 1, 2006, and to pay the first $50 million of project costs on these additional properties.

     SOUTH BRONCO PROJECT

     Effective July 17, 2006, the Company entered into an EDA with MAB related to the South Bronco properties in the Piceance Basin, Colorado, under which the Company receives an undivided 50% working interest in the properties and commits to drill four exploration wells. The Company also is obligated to pay MAB monthly project development costs of $20,000, commencing May 1, 2006, and to pay the first $50 million of project costs.

     BEAR CREEK PROJECT

     Effective May 15, 2006, the Company entered into an EDA with MAB related to the Bear Creek prospect in Montana, under which the Company receives an undivided 50% working interest in the properties. Under the terms of the agreement, the Company issued to a third party as the purchase price, a convertible note for $1.2 million, convertible to 2.4 million shares of the Company's Common Stock at $0.50 per share of the Company's Common Stock. The Company also is obligated to pay MAB monthly project development costs of $50,000 commencing May 1, 2006, and to pay the first $50 million of project costs.

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE 4 -- OIL AND GAS PROPERTIES (CONTINUED)

     BUCKSKIN MESA II PROJECT

     Effective July 18, 2006, the Company entered into an EDA with MAB related to the Buckskin Mesa Project in the Piceance Basin, Colorado, under which the Company receives an undivided 50% working interest in the properties for $765,000. If he Company elects to accept certain leases which are subject to additional title curative work, it will pay up to a maximum of an additional $1.1 million payable to a third party for bonus payments related to such properties. The Company is also obligated to pay MAB monthly project development costs of $20,000, commencing August 1, 2006 and to pay the first $50 million of project costs.

     PROMISED LAND PROJECT

     Effective May 15, 2006, the Company entered into an EDA with MAB for the Promised Land Project, under which the Company has paid $194,250 to the assignor for leases acquired by the assignor. The Company also is obligated to pay MAB monthly project development costs of $50,000, commencing May 1, 2006, and to pay the first $50 million of project costs.

     GIBSON GULCH PROJECT

     Effective September 18, 2006, the Company entered into an EDA with MAB for the Gibson Gulch Project under which the Company has acquired an interest to participate in four wells proposed to be drilled. The Company has paid $850,000 for its share of costs associated with the AFE's submitted to date. The Company also is obligated to pay MAB monthly project development costs of $5,000, commencing August 1, 2006, and to pay the first $5 million of project costs.

     The Company's exploration projects continue to be evaluated, and management believes that the carrying costs of these projects are recoverable. Should the company be unsuccessful in its exploration activities, the carrying cost of these prospects will be charged to operations. The Company charges to operations all property development costs incurred to MAB under the related EDA's. None of the Company's projects had production as of the date of acquisition and, as of September 30, 2006, the Company had received only nominal revenues from initial testing and production.

NOTE 5 - PROPERTY AND EQUIPMENT

     Oil and Gas Properties - Oil and gas properties at September 30, 2006 and 2005 consisted of the following:

                                                                                    2006           2005
                                                                                 --------------------------
                                                                                        (In thousands)
     Oil and gas properties, full cost method
     Unevaluated costs, not subject to amortization
          United States                                                            $ 39,906        $ 7,231
          Australia                                                                   6,106              -
     Evaluated costs                                                                      -              -
                                                                                   ---------       -------
                                                                                     46,012          7,231
     Less accumulated depreciation, depletion, amortization and impairment              (39)             -
                                                                                   ---------       -------
                                                                                   $ 45,973        $ 7,231
                                                                                   =========       =======

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE 5 - PROPERTY AND EQUIPMENT (CONTINUED)

     Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. Exploration costs include the costs of geological and geophysical activity, and drilling and equipping exploratory wells. The Company reviews and determines the cost basis of drilling prospects on a drilling location basis.

     Depreciation, depletion, and amortization of oil and gas properties for the years ended September 30, 2006 and 2005 was approximately $38,000 and $0, respectively. Depreciation of assets recognized in accordance with the Asset Retirement Obligation calculation is included in these amounts (see below).

     Information relating to the Company's costs incurred in its oil and gas operations during the years ended September 30, 2006 and 2005 is summarized as follows:

                                                          2006           2005
                                                     ---------------------------
                                                             (In thousands)
     Property acquisition costs                       $  25,076     $   7,066
     Exploration costs                                   13,184           165
     Development costs                                        -             -
                                                      ---------     ---------
                                                      $  38,260     $   7,231
                                                      =========     =========

     Furniture and Equipment - Furniture and equipment at September 30, 2006 and 2005 consisted of the following:

                                                          2006           2005
                                                     ---------------------------
                                                             (In thousands)
     Furniture and equipment                          $     582     $       -
     Less accumulated depreciation                          (32)            -
                                                      ----------    ----------
                                                      $     550     $       -
                                                      ==========    ==========

     Depreciation expense associated with capitalized office furniture and equipment during fiscal 2006 and 2005 was $32,000 and $0, respectively.


NOTE  6 - ASSET RETIREMENT OBLIGATION

     SFAS 143, "Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties.

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE  6 - ASSET RETIREMENT OBLIGATION (CONTINUED)

     The following table summarizes activity related to the accounting for asset retirement obligations for the fiscal years ended September 30, 2006 and September 30, 2005:

                                                                                          2006           2005
                                                                                      ---------------------------
                                                                                               (In thousands)
     Asset retirement obligations, beginning of fiscal year                             $      -       $     -
     Liabilities incurred                                                                    520             -
     Liabilities settled                                                                       -             -
     Accretion of asset retirement obligation including revision of estimates                  2             -
                                                                                        --------       --------
     Asset retirement obligations, end of fiscal year                                        522             -
     Less current portion                                                                      -             -
                                                                                        --------       --------
     Long-term portion                                                                  $    522       $     -
                                                                                        ========       ========

NOTE 7 -- CONVERTIBLE NOTES

     During the year ended September 30, 2006 the Company completed the sale of $20,831,667 convertible promissory notes to accredited investors pursuant to a private placement memorandum. The notes pay interest at the rate of 14% per annum and are due one year from closing of the placement. At the option of a note holder, the principal may be converted into the Company's common stock at a rate of one share for each $0.50 of debt (the "Conversion Price"). Each Note may be converted by the Company, in its sole discretion, into the Company's common stock at the Conversion Price anytime after the earlier to occur of (i) the Company raising at least $5,000,000 in funds, including the proceeds received under the Placement; or (ii) the consummation of a consolidation of the Company with a reporting company under the Securities Exchange Act of 1934, whose stock is publicly traded, provided that the stockholders of the Company immediately prior to the consolidation own at least 80% of the post-consolidation entity. Each Note holder will receive at least 60 days' interest at 14% per annum so that if this mandatory conversion occurs less than 60 days after the date of a Convertible Note, the holder still will receive payment for a minimum of 60 days' interest. Upon completion of the share exchange between PetroHunter and GSL, the notes were converted to 41,663,334 shares of common stock.

     Prior to the merger with GSL on May 12, 2006, Digital entered into five separate loan agreements, aggregating $400,000, due one year from issuance, commencing October 11, 2006. The loans bear interest at 12% per annum, are unsecured, and are convertible at the option of the lender, at any time during the term of the loan or upon maturity, at a price per share equal to the closing price of the Company's common shares on the OTC.BB market on the day preceding notice from the lender of its intent to convert the loan. As of January 10, 2007, the Company was in default on payment of an aggregate $200,000 of notes which matured subsequent to September 30, 2006.

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE 8 -- STOCKHOLDERS' EQUITY

     COMMON STOCK

     During the period from June 20, 2005 (inception) to September 30, 2005, the Company issued 100,000,000 shares of its common stock, at $.001 per share, to its founder for previous advances for expenditures made on behalf of the Company in the amount of $100,000.

     During the twelve months ended September 30, 2006, the Company issued 119,928,734 shares of its common stock as follows:

       o 3,000,000 shares, valued at $.50 per share, as partial consideration for the acquisition of oil and gas properties

       o 3,400,000 shares, valued at $.50 per share, as consideration for a finders' fee on an oil and gas prospect

       o 2,845,400 shares valued at $.50 per share, as partial consideration for finder's fees on the sale of convertible debt

       o 44,063,334, shares at $.50 per share, for conversion of convertible debt (Note 7)

       o 28,700,000 shares pursuant to the share exchange agreement with GSL (Note 1)

       o 35,442,500 shares pursuant to the sale of units at $1.00 per unit to accredited investors pursuant to a private placement memorandum. Each unit consists of one share of common stock and a warrant to purchase one share of common share for a period of 5 years at $1.00 per share.

       o 1,477,500 shares valued at $1.00 per share, as partial consideration for finder's fees on the sale of $1.00 units

       o   1,000,000 shares for exercise of warrants at $1.00 per share

     STOCK OPTION PLAN

     The Company adopted the 2005 Stock Option Plan (the "Plan"), as amended. Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 40,000,000 shares of common stock for the plan. At September 30, 2006, options to purchase 7,705,000 shares were available to be granted pursuant to the stock option plan.

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE 8 -- STOCKHOLDERS' EQUITY (CONTINUED)

         A summary of option activity under the Plan as of September 30, 2006 and 2005 and changes during the years then ended is presented below:

                                                                               Weighted
                                                                Weighted       Average
                                                                 Average      Remaining
                                                                Exercise     Contractual       Aggregate
                                            Number of Shares      Price          Term       Intrinsic Value
Options outstanding - June 20, 2005                    -        $     -
Granted during period                           19,000,000      $  0.50
                                            -----------------
Options outstanding - September 30, 2005        19,000,000      $  0.50
Granted during period                           13,295,000      $  2.10
Exercised during period                                -              -
Forfeited during period                                -              -
Expired during period                                  -              -
                                            -----------------
Options outstanding - September 30, 2006        32,295,000      $  1.16           4.28        $ 41,213,419
                                            ================================================================

Exercisable at September 30, 2006               10,259,000      $  0.91           4.12        $ 13,212,971
                                            ================================================================


     There have been noThere have been no options exercised under the terms of the Plan.

     A summary of the status of the Company's nonvested options as of September 30, 2006 and 2005 and changes during the periods then ended is presented below:

                                                                      Weighted
                                                     Number of      Average Fair
                                                      Shares           Value

     Inception - June 20, 2005                               -                -
     Granted during period                            19,000,000       $   0.32
     Exercised during period                                 -                -

     Vested during period                             (3,800,000)      $   0.32
     Forfeited during period                                 -                -
     Expired during period                                   -                -
                                                  ----------------
     Nonvested - September 30, 2005                   15,200,000       $   0.32
     Granted during period                            13,295,000           1.23
     Exercised during period                                 -                -

     Vested during period                             (6,459,000)      $   1.28
     Forfeited during period                                 -                -
     Expired during period                                   -                -
                                                  ----------------
     Nonvested - September 30, 2006                   22,036,000       $   1.21
                                                  ================

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE 8 -- STOCKHOLDERS' EQUITY (CONTINUED)

     As of September 30, 2006 there is $28,000,448 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.35 years. The total fair value of shares vested during the year ended September 30, 2006 was $8,253,927.

     WARRANTS

     The following stock purchase warrants were outstanding at September 30, 2006:

         NUMBER OF SHARES            EXERCISE PRICE             EXPIRY DATE
            34,442,500                   $1.00                      2011

     During 2006, the Company issued 35,442,500 stock purchase warrants in conjunction with the unit sale of common stock. The warrants are exercisable for a period of five years from date of issuance at an exercise price of $1.00 per share. As of September 30, 2006, 1,000,000 warrants were exercised.


NOTE 9 -- RELATED PARTY TRANSACTIONS

     During 2006, the Company incurred consulting fees related to services provided by its officers in the aggregate amount of $529,650, and $4,530,000 in property development costs to MAB under the Development Agreement between MAB and the Company (Note 3). At September 30, 2006, MAB was owed $197,785 by the Company.

     In June 2006, the Company entered into an Office Sharing Agreement with Falcon Oil & Gas Ltd. ("Falcon") for office space in Denver, Colorado, of which Falcon is the lessee. Under the terms of the agreement, Falcon and the Company share, on a 50/50 cost basis, all costs related to the office space, including rent, office operating costs, furniture and equipment and any other expenses related to the operations of the corporate offices. The largest single shareholder of the Company is also the Chief Executive Officer and a Director of Falcon. At September 30, 2006, Falcon owed the Company $208,514, for Falcon's share of costs incurred pursuant to the agreement.

     Due from related parties at September 30, 2006 includes $712,830 due to the Company from Galaxy Energy Corporation ("Galaxy") for reimbursement for charges paid to a drilling company for Galaxy's use of a drilling rig under contract to the Company. This amount was paid to the Company subsequent to September 30, 2006. The largest single shareholder of the Company is a 14.3% beneficial shareholder of Galaxy and the father of the President and Chief Executive Officer of Galaxy.

     At September 30, 2006, the Company is owed $35,656 from MAB for oil and gas revenues for it's share of initial production earned through September 30, 2006 pursuant to the Development and EDA agreements with MAB.

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE 9 -- RELATED PARTY TRANSACTIONS (CONTINUED)

     During 2005, the Company incurred consulting fees related to services provided by its officers in the aggregate amount of $236,300 and services provided by a related party in the amount of $41,366, of which $11,966 is included in accounts payable at September 30, 2005; and incurred $860,000 in property development costs to MAB under the Development Agreement between MAB and the Company and recorded expenditures paid by MAB on behalf of the Company of $222,000. At September 30, 2005, MAB was owed $648,421 by the Company.


NOTE 10  - INCOME TAXES

     Income tax expense (benefit) for the years ended September 30 consists of the following:

                                                       2006             2005
                                                       ----             ----
     Current taxes                                 $          -     $         -

     Deferred taxes                                  (6,850,000)       (835,000)
        Less: valuation allowance                     6,850,000         835,000
                                                  --------------    ------------
     Net income tax provision (benefit)            $          -     $         -
                                                  ==============    ============

     The effective income tax rate for the years ended September 30, 2006 and 2005 differs from the U.S. Federal statutory income tax rate due to the following:

                                                                          2006       2005
                                                                          ----       ----
     Federal statutory income tax rate                                   (35.0%)    (35.0%)
     State income taxes, net of Federal benefit                          (3.25%)    (3.25%)
     Permanent differences - disallowed interest on convertible debt      4.76%       .07%
                             other                                         .44%        -
     Increase in valuation allowance                                     33.05%     38.18%
     Net income tax provision (benefit)                                     -          -


                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE 10  - INCOME TAXES (CONTINUED)

     The components of the deferred tax assets and liabilities as of September 30, 2006 and 2005 are as follows:

                                                                            2006                  2005
                                                                            ----                  ----
Deferred tax assets:
Federal and state net operating loss carryovers                        $      6,640,000      $         510,000
 Asset retirement obligation                                                    200,000                   -
Oil and gas property
Stock compensation                                                            3,830,000                325,000
                                                                       -----------------     ------------------
Deferred tax asset                                                     $     10,670,000      $         835,000
                                                                       =================     ==================

Deferred tax liabilities:
Intangible drilling costs and other exploration costs                  $     (2,982,000)     $            -
capitalized for financial reporting purposes
Property and equipment                                                           (3,000)                  -
                                                                       -----------------     ------------------
Total deferred liabilities                                                   (2,985,000)                  -

Net deferred tax asset                                                        7,685,000                835,000
  Less: valuation allowance                                                  (7,685,000)              (835,000)
                                                                       -----------------     ------------------

Deferred tax liability                                                 $        -0-          $         -0-
                                                                       =================     ==================

     The Company has a $17,360,000 net operating loss carryover as of September 30, 2006. The net operating losses may offset against taxable income through the year ended September 2026. A portion of the net operating loss carryovers begin expiring in 2025 and may be subject to U.S. Internal Revenue Code Section 382 limitations.

     The Company has provided a valuation allowance for the deferred tax asset at September 30, 2006, as the likelihood of the realization of the tax benefit of the net operating loss carry forward cannot be determined. The valuation allowance increased by approximately $6,850,000 and $835,000 for the years ended September 30, 2006 and 2005, respectively.


NOTE 11 - SEGMENT INFORMATION

     Segment information has been prepared in accordance with SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." All of the Company's operations are in the oil and gas industry with its principal business activity being in the acquisition and development of oil and gas properties. The Company has two geographic reporting segments for its unevaluated oil and gas properties, the United States and Australia. Corporate expenses are not allocated to the geographic segments. An analysis of the Company's geographic areas is as follows:

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE 11 - SEGMENT INFORMATION (CONTINUED)

                                                   UNITED STATES         AUSTRALIA        CORPORATE            TOTAL
         2006
         Revenue for the year                       $     35,656       $         -     $          -     $     35,656
         Operating costs                                   3,672                 -                -            3,672
         Depreciation, depletion,                         40,645                 -           32,492           73,137
         amortization and accretion
         Corporate costs and expenses                          -                 -       20,650,861       20,650,861
         Loss for the year                                 8,661                 -       20,683,353       20,692,014
         Capital assets                               39,866,574         6,106,210          550,213       46,522,997

         2005
         Revenue for the year                       $          -       $         -     $          -     $          -
         Loss for the year                                     -                 -        2,118,820        2,118,820
         Capital assets                                7,231,443                 -                -        7,231,443


NOTE 12 -- COMMITMENTS AND CONTINGENCIES

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

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE 12 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

     COMMITMENTS

     OPERATING LEASES

     In 2006, the Company has entered into lease agreements for office space in Denver, Colorado and Salt Lake City, Utah. The Company is obligated to pay the following minimum future rental commitments under the noncancelable operating leases, including its obligation under the sublease agreement with Falcon:

           Year ended September 30, 2007           $183,521
                                    2008            188,317
                                    2009            194,281
                                    2010            201,414
                                    2011            153,705

     Rent expense for the year ended September 30, 2006 was $81,225.

     DELAY RENTALS

     In conjunction with the Company's working interests in undeveloped oil and gas prospects, the Company must pay approximately $224,000 in delay rentals during the fiscal year ending September 30, 2007 to maintain the right to explore these prospects. The Company continually evaluates its leasehold interests, therefore certain leases may be abandoned by the Company in the normal course of business.

     AGREEMENTS WITH MAB

     During the fiscal year ending September 30, 2007, the Company is obligated to pay MAB property development fees of $1,765,000 for the period October 1, 2006 to December 31, 2006 under the EDAs; and $225,000 in consulting fees and $2,025,000 as payments under a $13.5 million note, for the period January 1, 2007 to September 30, 2007 under the Consulting Agreement (See
     Note 3).

     WORK COMMITMENTS

     During 2007, the Company is obligated to perform the following work commitments pursuant to the original EDA's and the January 1, 2007 Consulting Agreement with MAB:

        o   Drill eight wells on the Piceance II prospect
        o   Drill five wells on the Buckskin prospect
        o   Drill four wells on the Beetaloo prospect
        o   Complete permitting on the West Rozel Project

     Additionally, the Company has contracted with two drilling rigs, each of which has a stand-by day rate commitment of $24,000 per day, with one obligated through May 2007 and one obligated through June 2007.

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE - 13 - SUBSEQUENT EVENTS (UNAUDITED)

     (a) On November 6, 2006, the Company commenced the sale of a maximum $125,000,000 pursuant to a Private Placement of Units at $1.50 per unit. Each unit consists of one share of the Company's common stock and one-half common stock purchase warrant. A whole common stock purchase warrant entitles the purchaser to acquire one share of the Company's common stock at an exercise price of $1.88 per share through December 31, 2007. The Company may pay a commission of up to 5% to a broker or agent in conjunction with the sale. As of January 12, 2007, the Company has received $1,887,500 from the sale of units pursuant to the Private Placement.

     (b)      In  December  2006,  the  Company's   newly  formed  wholly  owned
              subsidiary, PetroHunter Energy NT Ltd ("PetroHunter NT"), commenced the sale, pursuant to a private placement, of up to $50,000,000 of convertible notes. The notes bear interest at 12% per annum, mature one year from date of issuance and are convertible, at the option of the note holder, at the rate of one share of PetroHunter NT common stock for each $.50 of debt. As of January 12, 2007, $1,530,000 has been received from the offering.

     (c) On November 14, 2006, the Company and Lakes Oil N.L. entered into an agreement (the "Agreement") under which they will jointly develop Lakes Oil's on-shore petroleum prospects (focusing on unconventional gas resources) in the Gippsland and Otway basins in Victoria, Australia. The arrangement is subject to various conditions precedent, including completion of satisfactory due diligence, and the satisfactory processing of certain retention lease applications. Under the Agreement, the Company or its subsidiary company Sweetpea will initially farm into 33-1/3% of Lakes Oil's permits by spending $7 million in Lakes Oil's permits. In addition, the Company will subscribe for $3 million in new shares in Lakes Oil at 1.5 cents (Australian). PetroHunter will also have the right to increase its position in Lakes Oil's permits with two further 16-2/3% farm-in tranches of $10 million each, exercisable within 12 months and 24 months respectively. Under the Agreement, the Company has the right to participate in the same proportion in any permits which are non-contiguous to existing permits acquired by Lakes within 2 years, and any contiguous permits acquired by Lakes moving forward, and the Company has a first right of refusal in other permits acquired by Lakes within 5 years. The Company is to assume Lakes Oil's position as operator of the permits.

     (d) On November 14, 2006, the Company, through its subsidiary, Paleo, and the Box Hill Institute signed an agreement which commenced a five-year research collaboration with the BioSkills Specialist Centre for Biotechnology Training at the Box Hill Institute in Melbourne, Australia. As part of the agreement, Paleo and the Box Hill Institute share laboratory space and offer training opportunities for Box Hill students. The team will target a broad array of applications including energy/petrochemical, environmental remediation, timber and plant resources, agricultural and consumer products.

                         PETROHUNTER ENERGY CORPORATION
                       (FORMERLY DIGITAL ECOSYSTEMS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006


NOTE - 13 - SUBSEQUENT EVENTS (CONTINUED)

     (e) On December 29, 2006, the Company entered into an agreement ("PSA") with Galaxy and its wholly owned subsidiary, Dolphin Energy Corporation ("Dolphin"), for the Company to purchase, through its wholly owned subsidiary, PetroHunter Operating Company, all of Galaxy's and Dolphin's oil and gas interests in the Powder River Basin of Wyoming and Montana.

              Dolphin owns an average 86% working interest in 197 oil and gas wells in the Powder River Basin. Twenty-two wells are currently selling gas at an average rate of 850,000 cubic feet a day. The remaining wells are in various stages of dewatering, shut-in waiting on pipeline, or waiting to be completed.

              The PSA provides for the Company to pay $45 million to acquire all of Galaxy's and Dolphin's oil and gas interests in Sheridan, Johnson, Converse and Campbell Counties in Wyoming, and in Big Horn, Custer, Powder River and Rosebud Counties in Montana. The purchase price will be $20 million in cash and $25 million in shares of the Company's common stock at the rate of $1.50 per share. Closing of the transaction will be subject to approval by Galaxy's senior lenders, approval in its discretion of all matters by the Company's Board of Directors, including the Company receiving financing on terms acceptable to it, and various other terms and conditions. Either party may terminate the agreement if the closing has not occurred by February 28, 2007. The agreement calls for a $2 million earnest money payment to be made to Galaxy in two installments by January 31, 2007, of which $1,400,000 has been paid as of January 10, 2007.

     (f) On January 9, 2007, the Company entered into a Credit and Security Agreement (the "Financing") with Global Project Finance AG, a
              Swiss company, for mezzanine financing in the amount of $15 million. The loan provides for an interest rate of 6.75% over prime, and is to be secured by a first perfected lien on the Company's assets, limited to the specific portion of the assets to which the loan proceeds are applied by the Company. The Company plans to apply most of the proceeds of this loan to its drilling and development operations in the Piceance Basin, Colorado. The terms of the Financing also provide for the issuance of one million warrants of the Company's shares upon execution of the Credit Agreement, and up to an additional three million warrants, tied on a pro rata basis to each draw down of the credit facility up to $15 million - that is, warrants for 600,000 shares for each $3 million advanced. The warrants will be exercisable for five years after the date of the Credit Agreement. The exercise price of the warrants will be equal to 120% of the weighted average price of the Company's stock for the 30 days immediately prior to each warrant issuance date. Global Project Finance AG and its controlling shareholder, Christian Russenberger, were shareholders of the Company prior to the Credit Agreement. As of January 10, 2007, the Company has drawn down $5,000,000 on the credit facility.