Form 10-Q
period 2006-12-31
PetroHunter Energy Corp
filed 2007-02-14
CIK 1298824

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: DECEMBER 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to __________________

                        Commission File Number: 000-51152

                         PETROHUNTER ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                MARYLAND                            98-0431245
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

            1875 LAWRENCE STREET, SUITE 1400, DENVER, COLORADO 80203
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (303) 572-8900

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of
        "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
           222,928,734 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                JANUARY 31, 2007

                         PETROHUNTER ENERGY CORPORATION
                             (A DEVELOPMENT COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                               DECEMBER 31            SEPTEMBER 30
                                                                  2006                    2006
                                                               (UNAUDITED)             (UNAUDITED)
                                                          --------------------    -------------------
Current Assets
   Cash and cash equivalents                              $         2,308,442     $       10,631,776
   Oil and gas receivables - related party                            499,802                 35,656
   Other receivables                                                   34,024                 22,290
   Due from related parties                                           228,173                921,344
   Prepaid expenses and other assets                                   64,430                 30,960
   Subscriptions receivable - related party                           300,000                      -
                                                          --------------------    -------------------
      TOTAL CURRENT ASSETS                                          3,434,871             11,642,026
                                                          --------------------    -------------------

PROPERTY AND EQUIPMENT, AT COST
   Oil and gas properties under full cost, net                     67,193,993             45,972,784
   Furniture and equipment, net                                       635,862                550,213
                                                          --------------------    -------------------
                                                                   67,829,855             46,522,997
                                                          --------------------    -------------------

OTHER ASSETS
   Restricted cash                                                  1,601,793              1,076,793
   Deferred financing costs                                            29,617                      -
                                                          --------------------    -------------------

TOTAL ASSETS                                              $        72,896,136     $       59,241,816
                                                          ====================    ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                  $        16,207,549     $        9,644,236
   Accrued interest payable                                            62,342                124,474
   Due to shareholder                                                 545,467                197,785
   Royalties payable                                                  121,859                      -
   Contracts payable - oil and gas properties                       2,900,000                      -
   Convertible notes payable - in default                             200,000                      -
   Convertible notes payable                                        1,705,000                400,000
                                                          --------------------    -------------------
      TOTAL CURRENT LIABILITIES                                    21,742,217             10,366,495
                                                          --------------------    -------------------

ASSET RETIREMENT OBLIGATION                                           528,268                522,054
                                                          --------------------    -------------------

TOTAL LIABILITIES                                                  22,270,485             10,888,549
                                                          --------------------    -------------------

COMMON STOCK SUBSCRIBED                                             1,887,500                      -
                                                          --------------------    -------------------

COMMITMENTS AND CONTINGENCIES (NOTES 3,4,6 AND 9)
STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value
   Authorized - 1,000,000 shares, issued, none
   Common stock, $.001 par value
   Authorized - 500,000,000 shares
   Issued and outstanding - 219,928,734 shares                        219,929                219,929
   Capital in excess of par value                                  72,505,304             70,944,172
   Common stock issuable                                            4,127,770                      -
   Deficit accumulated during the development stage               (28,114,852)           (22,810,834)
                                                          --------------------    -------------------
TOTAL STOCKHOLDERS' EQUITY                                         48,738,151             48,353,267
                                                          --------------------    -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $        72,896,136     $       59,241,816
                                                          ====================    ===================

         The accompanying notes are an integral part of the consolidated financial statements.

                         PETROHUNTER ENERGY CORPORATION
                             (A DEVELOPMENT COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                        CUMULATIVE FROM
                                                                                                           INCEPTION
                                                              THREE                 THREE                (JUNE 20, 2005)
                                                          MONTHS ENDED           MONTHS ENDED                  TO
                                                           DECEMBER 31            DECEMBER 31              DECEMBER 31
                                                              2006                   2005                     2006
                                                           (UNAUDITED)            (UNAUDITED)              (UNAUDITED)
                                                        -----------------      -----------------      -------------------
REVENUES
    Oil and gas revenues                                $        448,876       $              -       $          484,532
                                                        -----------------      -----------------      -------------------
COSTS AND EXPENSES
    Lease operating expenses                                     161,800                      -                  165,472
    General and administrative                                 3,670,998                711,254               18,544,590
    Property development - related                             1,815,000                700,000                7,205,000
    Depreciation, depletion, amortization and accretion           86,137                      -                  159,274
                                                        -----------------      -----------------      -------------------
        TOTAL OPERATING EXPENSES                               5,733,935              1,411,254               26,074,336
                                                        -----------------      -----------------      -------------------
OTHER INCOME (EXPENSE)
    Interest income                                                8,059                      -                   10,692
    Interest expense                                             (27,018)              (187,434)              (2,535,740)
                                                        -----------------      -----------------      -------------------
        TOTAL OTHER INCOME (EXPENSE)                             (18,959)              (187,434)              (2,525,048)
                                                        -----------------      -----------------      -------------------

                                                        -----------------      -----------------      -------------------
NET LOSS                                                $     (5,304,018)      $     (1,598,688)      $      (28,114,852)
                                                        =================      =================      ===================

NET LOSS PER COMMON SHARE -
    BASIC AND DILUTED                                   $          (0.02)      $          (0.02)
                                                        =================      =================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING - BASIC AND DILUTED                          219,928,734            100,000,000
                                                        =================      =================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         PETROHUNTER ENERGY CORPORATION
                             (A DEVELOPMENT COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                  CUMULATIVE FROM
                                                                                                                     INCEPTION
                                                                               THREE               THREE          (JUNE 20, 2005)
                                                                            MONTHS ENDED        MONTHS ENDED             TO
                                                                             DECEMBER 31         DECEMBER 31         DECEMBER 31
                                                                                2006                2005                2006
                                                                             (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                                                                          -----------------   -----------------   -----------------
Cash flows used in operating activities
   Net loss                                                               $     (5,304,018)   $     (1,598,688)   $    (28,114,852)
   Adjustments to reconcile net loss to
   net cash (used) in operating activities
      Stock for expenditures advanced                                                  -                   -               100,000
      Stock based compensation                                                   1,561,133             205,678          11,573,177
      Depreciation, depletion, amotization and accretion                            86,137               5,247             159,274
      Stock for financing costs                                                        -                   -             1,422,701

   Changes in assets and liabilities
      Accounts receivable                                                         (475,880)                -              (533,826)
      Due from related party                                                       785,793                 -              (135,551)
      Prepaids and other                                                           (33,470)             (4,600)            (42,421)
      Accounts payable and accrued expenses                                        (50,662)            172,082           1,329,125
      Due to shareholder                                                           347,682             (43,363)            545,467
      Royalties payable                                                            121,859                 -               121,859
                                                                          -----------------   -----------------   -----------------

NET CASH USED IN OPERATING ACTIVITIES                                           (2,961,426)         (1,263,644)        (13,575,047)
                                                                          -----------------   -----------------   -----------------
CASH FLOWS USED IN INVESTING ACTIVITIES
   Additions to oil and gas properties                                          (7,866,635)         (4,189,761)        (40,647,976)
   Property and equipment                                                          (33,156)             (3,774)           (586,367)
   Restricted cash                                                                (525,000)                -            (1,601,793)
                                                                          -----------------   -----------------   -----------------

NET CASH USED IN INVESTING ACTIVITIES                                           (8,424,791)         (4,193,535)        (42,836,136)
                                                                          -----------------   -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the sale of common stock                                              -                   -            35,442,500
   Proceeds from common stock subscribed                                         1,587,500                 -             1,587,500
   Proceeds from the exercise of warrants                                              -                   -             1,000,000
   Cash received upon recapitalization and merger                                      -                   -                20,949
   Proceeds from issuance of convertible notes                                   1,505,000           4,310,000          22,336,667
   Offering and financing costs                                                    (29,617)            (10,424)         (1,667,991)
                                                                          -----------------   -----------------   -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        3,062,883           4,299,576          58,719,625
                                                                          -----------------   -----------------   -----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (8,323,334)         (1,157,603)          2,308,442

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  10,631,776           1,250,242                 -
                                                                          -----------------   -----------------   -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $      2,308,442    $         92,639    $      2,308,442
                                                                          =================   =================   =================
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
   Cash paid for interest                                                 $            -      $            -      $      1,028,353
                                                                          =================   =================   =================
   Cash paid for income taxes                                             $            -      $            -      $            -
                                                                          =================   =================   =================
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Stock issued for expenditures advanced                                 $            -      $            -      $        100,000
                                                                          =================   =================   =================
   Contracts for oil and gas properties                                   $      2,900,000    $      7,762,500    $     14,673,960
                                                                          =================   =================   =================
   Common stock issued for debt conversion                                $            -      $            -      $     22,031,667
                                                                          =================   =================   =================
   Common stock issued for commissions on offerings                       $            -      $            -      $      2,900,201
                                                                          =================   =================   =================
   Common stock issued for property and finders fee on property           $            -      $            -      $      2,200,000
                                                                          =================   =================   =================
   Convertible debt issued for property                                   $            -      $            -      $      1,200,000
                                                                          =================   =================   =================
   Common stock issuable                                                  $      4,127,770    $            -      $      4,127,770
                                                                          =================   =================   =================

         The accompanying notes are an integral part of the consolidated financial statements.

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

         GSL was incorporated under the laws of the State of Maryland on June 20, 2005 for the purpose of acquiring, exploring and developing oil and gas properties. GSL is considered a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, and its principal activities since inception have been raising capital through the sale of common stock and convertible notes and the acquisition of oil and gas properties in the Western United States and Australia. In October 2006, GSL changed its name to PetroHunter Operating Company. On November 8, 2005, GSL formed Paleotechnology, Inc. ("Paleo") as a wholly owned subsidiary for the purpose of exploring and developing new products and processes using by-products of petroleum extraction environments. On September 11, 2006, PetroHunter formed PetroHunter Heavy Oil Ltd. ("Heavy Oil"), as a wholly owned subsidiary for the purpose of holding and developing the Company's heavy oil assets. Effective September 30, 2006, PetroHunter acquired 50% of the outstanding common shares of Sweetpea Corporation Pty Ltd ("Sweetpea"), an Australian corporation; and effective January 1, 2007 acquired the remaining 50%. Sweetpea is the record owner of four exploration permits issued by the Northern Territory of Australia. On October 20, 2006, PetroHunter formed PetroHunter Energy NT Ltd. ("PetroHunter NT"), as a wholly owned subsidiary, for the purpose of holding and developing its assets in the Northern Territory of Australia. Collectively, PetroHunter and its subsidiaries are referred to herein as the "Company".

         As a result of the Agreement, GSL became a wholly owned subsidiary of PetroHunter. Since this transaction resulted in the former shareholders of GSL acquiring control of PetroHunter, for financial reporting purposes the business combination was accounted for as an additional capitalization of PetroHunter (a reverse acquisition with GSL as the accounting acquirer).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended September 30, 2006. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB for the year ended September 30, 2006. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2007.

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has incurred a cumulative net loss of $28,114,852 for the period from inception (June 20, 2005) to December 31, 2006, has a working capital deficit of $18,307,346 at December 31, 2006 and has significant capital expenditure commitments. As of December 31, 2006, the Company has received oil and gas revenue from its initial wells, and will require significant additional funding to sustain its operations and satisfy its contractual obligations for its planned oil and gas exploration and development operations. These factors, among others, may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to fund its planned operations and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity and/or debt financing which will enable the Company to continue in existence and establish itself as a going concern. The Company has sold approximately $59.4 million of convertible notes and common stock through December 31, 2006, and management believes that the Company will be successful in raising additional funding to have sufficient capital to meet its obligations for its planned operations. The Company has raised an additional $955,000 (including $600,000 from a related entity) subsequent to December 31, 2006 in two private placements of common stock and convertible notes currently in process and has received $7,000,000 from a private investor pursuant to a loan commitment. (See Notes 6 and 7.)

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include PetroHunter for the three months ended December 31, 2006. For the three months ended December 31, 2005, the consolidated financial statements are those of GSL. All significant intercompany transactions have been eliminated upon consolidation.

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

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         OIL AND GAS PROPERTIES (Continued)

         Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. As of December 31, 2006, the Company has no proved reserves, has received revenue from testing and production on its initial wells, and all oil and gas property costs are considered to be unevaluated and are recorded at the lower of cost or estimated fair market value.

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

         REVENUE RECOGNITION

         The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells. The Company may have an interest with other producers in certain properties, in which case the Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over- and under-produced gas balancing positions will be considered in the Company's proved reserves. The Company has no gas balancing arrangements in place at December 31, 2006. Oil and gas sold is not significantly different from the Company's product entitlement.

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         IMPAIRMENT

         The Company applies SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, the method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations. The Company's unproved properties are evaluated periodically for the possibility of potential impairment. At December 31, 2006, there was no impairment charge for unproved properties.

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

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         LOSS PER COMMON SHARE

         Basic (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Convertible equity instruments such as stock options and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti-dilutive. The dilutive weighted average number of common shares outstanding excluded potential common shares from stock options and warrants of approximately 44,701,500 for the three months ended December 31, 2006.


         SHARE BASED COMPENSATION

         The Company had followed Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees", and related interpretations, through September 30, 2005 which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. Additionally, the Company has recognized compensation expense in the financial statements for awards granted to non-employees which must be re-measured each period under the mark-to-market, as required under EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". The Company previously adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure", through disclosure only.

         Effective October 1, 2005, the Company adopted SFAS123(R), "Accounting for Stock-Based Compensation," using the modified prospective method, which results in the provisions of SFAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, no such forfeitures have occurred. The Company is assuming no forfeitures going forward based on the Company's historical forfeiture experience. The fair value of stock options is calculated using the Black-Scholes option-pricing model.

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SHARE BASED COMPENSATION (Continued)

         As of December 31, 2006, options to purchase an aggregate of 32,295,000 shares of the Company's common stock were outstanding, of which 10,259,000 are exercisable. These options were granted, to the Company's officers, directors and consultants in August of 2005 and 2006, vest 20% at grant date and 20% per year on the anniversary of the grant date for the next four years. Each option has an exercise price equal to the fair market value per share of the Company's common stock at the date of grant and each option expires and terminates, if not exercised sooner, five years from the grant date. Stock-based employee compensation of $511,133 and stock-based non-employee compensation costs of $1,050,000 before tax, were charged to operations as compensation expense for the three months ended December 31, 2006.

         CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. Restricted cash at December 31, 2006 consists of certificates of deposit underlying letters of credit for exploration permits, state and local plugging and abandonment bonds and guarantees to vendors.

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

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 3 - AGREEMENT WITH MAB RESOURCES LLC

         Effective January 1, 2007, the Company and MAB Resources LLC ("MAB") entered into an Acquisition and Consulting Agreement (the "Consulting Agreement"), as amended, which replaced in its entirety the Management and Development Agreement (the "Development Agreement") entered into July 1, 2005, and materially revised the relationship between MAB and the Company. MAB is a Delaware limited liability company and the largest shareholder of the Company. MAB is in the business of oil and gas exploration and development. Under the terms of the Consulting
         Agreement:

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

         o MAB's 3% overriding royalty was increased to 5% (the "Override"), but the Override does not apply to the Company's Piceance II properties, and does not apply to the extent that the Override would cause the Company's net revenue interest under an oil and gas lease to be less than 75%;

         o MAB will receive 7% of the issued and outstanding shares of PetroHunter Energy NT, Ltd. ("PetroHunter NT"), as of the date that the Company receives PetroHunter NT shares in consideration for the Company's assignment of its rights and obligations in the Northern Territory (Australia) permits to PetroHunter NT.

         The new agreement also provides for the issuance of 50 million shares of the Company's common stock to MAB. MAB has the right and opportunity to receive up to an additional 50 million shares, to be held in escrow and released over a five-year period in specified numbers of shares that are tied to the Company's performance in booking reserves. The entire Consulting Agreement, including the monthly payments to MAB, terminates after five years, except MAB's overriding royalty continues for the life of the properties.

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

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 4 - OIL AND GAS PROPERTIES

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

         The following description of the Company's oil and gas property acquisitions for the period from October 1, 2006 to December 31, 2006 is pursuant to the original Development Agreement and related EDA's. All references to the Company's obligations to pay "project development costs" pertaining to the following properties means the specified amount of capital expenditures (for each such property), which were credited against the Company's obligation to carry MAB for MAB's 50% portion of such expenditures.

         On November 28, 2006, MAB entered into an agreement with Maralex Resources, Inc. and Adelante Oil & Gas, LLC (collectively, "Maralex") for the acquisition and development of the Jack's Pocket Prospect in Garfield County, Colorado (the "Maralex Agreement"). Under the terms of the Maralex Agreement, an initial payment of $100,000 was made upon execution and the balance of $2.9 million cash and issuance of 2,428,100 shares of the Company's common stock was due on January 15, 2007. The Company has recorded the $2.9 million obligation as a contract payable at December 31, 2006 and the fair market value of the shares to be issued of $4,127,770, based on the closing price of the Company's common stock as of the date of the Maralex Agreement. Effective January 12, 2007, the Maralex Agreement was amended to extend the payment terms of the cash due through March 15, 2007, and increase the shares to be issued to 3 million.

         On November 14, 2006, the Company and Lakes Oil N.L. entered into an agreement (the "Agreement") under which they will jointly develop Lakes Oil's onshore petroleum prospects (focusing on unconventional gas resources) in the Gippsland and Otway basins in Victoria, Australia. The arrangement is subject to various conditions precedent, including completion of satisfactory due diligence, and the satisfactory processing of certain retention lease applications. Under the Agreement, the Company or its subsidiary company Sweetpea will initially farm into 33-1/3% of Lakes Oil's permits by spending $7 million in Lakes Oil's permits. In addition, the Company will subscribe for $3 million in new shares in Lakes Oil at 1.5 cents (Australian). PetroHunter will also have the right to increase its position in Lakes Oil's permits with two further 16-2/3% farm-in tranches of $10 million each, exercisable within 12 months and 24 months, respectively, from the date of the first closing under the Agreement (the "Closing"). Under the Agreement, the Company has the right to participate in the same proportion in any permits which are non-contiguous to existing permits acquired by Lakes within 2 years from the Closing, and any contiguous permits acquired by Lakes moving forward, and the Company has a first right of refusal in other permits acquired by Lakes within 5 years from the Closing. The Company is to assume Lakes Oil's position as operator of the permits.

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 4 - OIL AND GAS PROPERTIES (CONTINUED)

         On December 29, 2006, the Company entered into an agreement ("PSA") with Galaxy Energy Corporation ("Galaxy") and its wholly owned subsidiary, Dolphin Energy Corporation ("Dolphin"), a related party, for the Company to purchase, through its wholly owned subsidiary, PetroHunter Operating Company, all of Galaxy's and Dolphin's oil and gas interests in the Powder River Basin of Wyoming and Montana. The controlling owner of PetroHunter's largest single shareholder (MAB Resources LLC) is Marc A. Bruner. Mr. Bruner is a 14.3% beneficial shareholder of Galaxy and the father of the President and Chief Executive Officer of Galaxy. Dolphin owns an average 86% working interest in 197 oil and gas wells in the Powder River Basin. Twenty-two wells are currently selling gas at an average rate of 850,000 cubic feet a day. The remaining wells are in various stages of dewatering, shut-in waiting on pipeline, or waiting to be completed.

         The PSA provides for the Company to pay $45 million to acquire all of Galaxy's and Dolphin's oil and gas interests in Sheridan, Johnson, Converse and Campbell Counties in Wyoming, and in Big Horn, Custer, Powder River and Rosebud Counties in Montana. The purchase price will be $20 million in cash and $25 million in shares of the Company's common stock at the rate of $1.50 per share. Closing of the transaction will be subject to approval by Galaxy's senior lenders, approval in its discretion of all matters by the Company's Board of Directors, including the Company receiving financing on terms acceptable to it, and various other terms and conditions. Either party may terminate the agreement if the closing has not occurred by February 28, 2007. As of January 31, 2007, the Company has paid to Galaxy a $2 million earnest money payment due under the terms of the agreement.

         The Company's exploration projects continue to be evaluated, and management believes that the carrying costs of these projects are recoverable. Should the Company be unsuccessful in its exploration activities, the carrying cost of these prospects will be charged to operations. The Company charges to operations all property development costs incurred to MAB under the related EDA's. None of the Company's projects had production as of the date of acquisition and, as of December 31, 2006, the Company had received revenues from initial testing and production on certain of its projects.


NOTE 5 - ASSET RETIREMENT OBLIGATION

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

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 5 - ASSET RETIREMENT OBLIGATION (CONTINUED)

         The following table summarizes activity related to the accounting for asset retirement obligations for the three months ended December 31, 2006 and 2005:

                                                                     2006            2005
                                                                -----------------------------
         Asset retirement obligations, beginning of period      $   522,054         $       -
         Liabilities incurred                                       170,230                 -
         Revisions to estimates                                    (162,845)                -
         Liabilities settled                                              -                 -
         Accretion expense                                           (1,171)                -
                                                                ------------        ----------

         Asset retirement obligations, end of period            $   528,268         $       -
                                                                ============        ==========

NOTE 6 - CONVERTIBLE NOTES

         Prior to the merger with GSL on May 12, 2006, Digital entered into five separate loan agreements, aggregating $400,000, due one year from issuance, commencing October 11, 2006. The loans bear interest at 12% per annum, are unsecured, and are convertible at the option of the lender, at any time during the term of the loan or upon maturity, at a price per share equal to the closing price of the Company's common shares on the OTC.BB market on the day preceding notice from the lender of its intent to convert the loan. As of December 31, 2006 the Company was in default on payment of an aggregate $200,000 of notes which matured.

         In December 2006, PetroHunter NT, commenced the sale, pursuant to a private placement, of up to $50,000,000 of convertible notes. The notes bear interest at 12% per annum, mature one year from date of issuance and are convertible, at the option of the note holder, at the rate of one share of PetroHunter NT common stock for each $.50 of debt. As of December 31, 2006, $1,505,000 has been received from the offering.

NOTE 7 - STOCKHOLDERS' EQUITY

         COMMON STOCK

         On  November  6,  2006,  the  Company  commenced  the sale of a maximum
         $125,000,000 pursuant to a Private Placement of Units at $1.50 per unit. Each unit consists of one share of the Company's common stock and one-half common stock purchase warrant. A whole common stock purchase warrant entitles the purchaser to acquire one share of the Company's common stock at an exercise price of $1.88 per share through December 31, 2007. The Company may pay a commission of up to 5% to a broker or agent in conjunction with the sale. As of December 31, 2006, the Company has received subscriptions for $1,887,500 for the sale of units pursuant to the Private Placement, of which cash of $1,587,500 has been received. The subscription receivable at December 31, 2006 of $300,000 was received in January 2007. Of the total subscriptions, $1,400,000 was from a related party. In February 2007, the Board of Directors determined that the composition of the units being offered would be restructured, and those investors who had subscribed in the offering of November 6, 2006 will be offered the opportunity to rescind their subscriptions. Accordingly, the Company has recorded the proceeds and outstanding subscriptions from the offering at December 31, 2006 as "Common Stock Subscribed", and has not included these amounts as a component of Stockholders' Equity.

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

         STOCK OPTION PLAN

         The Company adopted the 2005 Stock Option Plan (the "Plan"), as amended. Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 40,000,000 shares of common stock for the plan. At December 31, 2006, options to purchase 7,705,000 shares were available to be granted pursuant to the stock option plan.

         There were no options granted, forfeited or vested during the three months ended December 31, 2006.

         WARRANTS

         The following stock purchase warrants were outstanding at December 31, 2006:

           NUMBER OF SHARES           EXERCISE PRICE              EXPIRY DATE

              34,442,500                   $1.00                      2011

         During 2006, the Company issued 35,442,500 stock purchase warrants in conjunction with the unit sale of common stock. The warrants are exercisable for a period of five years from date of issuance at an exercise price of $1.00 per share. As of September 30, 2006, 1,000,000 warrants were exercised, and no additional warrants were exercised during the three months ended December 31, 2006.

NOTE 8 - RELATED PARTY TRANSACTIONS

         During the three months ended December 31, 2006, the Company incurred $1,815,000 in property development costs to MAB under the Development Agreement between MAB and the Company (Note 3). At December 31, 2006, MAB was owed $545,467 by the Company.

         In June 2006, the Company entered into an Office Sharing Agreement with Falcon Oil & Gas Ltd. ("Falcon") for office space in Denver, Colorado, of which Falcon is the lessee. Under the terms of the agreement, Falcon and the Company share, on a 50/50 cost basis, all costs related to the office space, including rent, office operating costs, furniture and equipment and any other expenses related to the operations of the corporate offices. Marc A. Bruner, the 75% owner of the largest single shareholder of the Company, is also the Chief Executive Officer and a Director of Falcon. At December 31, 2006, Falcon owed the Company $219,313, for Falcon's share of costs incurred pursuant to the agreement.

         Due from related parties at December 31, 2006 includes $8,860 due to the Company from Galaxy Energy Corporation ("Galaxy") for reimbursement for charges paid to a drilling company for Galaxy's use of a drilling rig under contract to the Company. This amount was paid to the Company January 2007.

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

         At December 31, 2006, the Company is owed $499,802 from MAB for oil and gas revenues for its share of initial production earned through December 31, 2006 pursuant to the Development and EDA agreements with MAB.

         During the three months ended December 31, 2005, the Company incurred consulting fees related to services provided by its officers in the aggregate amount of $172,050; and incurred $700,000 in property development costs to MAB under the Development Agreement between MAB and the Company. At December 31, 2005, MAB was owed $605,058 by the Company.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

         COMMITMENTS

         On November 14, 2006, the Company, through its subsidiary, Paleo, and the Box Hill Institute signed an agreement which commenced a five-year research collaboration with the BioSkills Specialist Centre for Biotechnology Training at the Box Hill Institute in Melbourne, Australia. As part of the agreement, Paleo and the Box Hill Institute share laboratory space and offer training opportunities for Box Hill students. The team will target a broad array of applications including energy/petrochemical, environmental remediation, timber and plant resources, agricultural and consumer products. Management estimates that it will incur approximately $1.6 million under the five (5) year term of the agreement between Paleo and Boxhill.

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE - 10 SUBSEQUENT EVENTS

         On January 9, 2007, the Company entered into a Credit and Security Agreement (the "Financing") with Global Project Finance AG, a Swiss company, for mezzanine financing in the amount of $15 million. The loan provides for an interest rate of 6.75% over prime, and is to be secured by a first perfected lien on the Company's assets, limited to the specific portion of the assets to which the loan proceeds are applied by the Company. The Company plans to apply most of the proceeds of this loan to its drilling and development operations in the Piceance Basin, Colorado. The terms of the Financing also provide for the issuance of one million warrants of the Company's shares upon execution of the Credit Agreement, and up to an additional three million warrants, tied on a pro rata basis to each draw down of the credit facility up to $15 million - that is, warrants for 600,000 shares for each $3 million advanced. The warrants will be exercisable for five years after the date of the Credit Agreement. The exercise price of the warrants will be equal to 120% of the weighted average price of the Company's stock for the 30 days immediately prior to each warrant issuance date. Global Project Finance AG and its controlling shareholder, Christian Russenberger, were shareholders of the Company prior to the Credit Agreement. As of February 9, 2007, the Company has drawn down $7,000,000 on the credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q.

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

         PetroHunter Operating Company (formerly GSL Energy Corporation) was formed in June 2005 as a Maryland corporation, and on May 12, 2006 completed a stock exchange by which its stockholders received more than 85% of Digital's outstanding stock (the "Stock Exchange"). The business of PetroHunter Operating Company became the business of Digital. Subsequent to May 2006, Digital acquired all the remaining outstanding stock of PetroHunter Operating Company, and effective August 14, 2006, Digital changed its name from Digital Ecosystems Corp. to PetroHunter Energy Corporation and changed its domicile to Maryland. Digital was incorporated on February 21, 2002 under the laws of the State of Nevada.

         In October 2006, GSL Energy Corporation ("GSL") changed its name to PetroHunter Operating Company. On November 8, 2005, GSL formed Paleotechnology, Inc. ("Paleo") as a wholly-owned subsidiary for the purpose of exploring and developing new products and processes using by-products of petroleum extraction environments. On September 11, 2006, PetroHunter formed PetroHunter Heavy Oil Ltd. as a wholly-owned subsidiary for the purpose of holding and developing its heavy oil assets. Effective September 30, 2006, PetroHunter acquired 50% of the outstanding common shares of Sweetpea Corporation Pty Ltd ("Sweetpea"), an Australian corporation; and effective January 1, 2007 acquired the remaining 50%. Sweetpea is the record owner of four exploration permits issued by the Northern Territory of Australia. PetroHunter formed PetroHunter Energy NT Ltd. on October 20, 2006 for the purpose of holding and developing its assets in the Northern Territory of Australia. Collectively, PetroHunter and its subsidiaries are referred to herein as the "Company," "we," "us" or "our".

         As a result of the Stock Exchange, GSL, now known as PetroHunter Operating Company, became a wholly owned subsidiary of our Company. Since this transaction resulted in the former shareholders of GSL acquiring control of our Company, for financial reporting purposes the business combination was accounted for as an additional capitalization of the Company (a reverse acquisition with GSL as the accounting acquirer). In accounting for this transaction:

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

MAB RESOURCES LLC

         Effective January 1, 2007, we entered into an entered into an Acquisition and Consulting Agreement (the "Consulting Agreement"), as amended, with MAB Resources LLC ("MAB") which replaced in its entirety the Management and Development Agreement (the "Development Agreement") entered into July 1, 2005, and materially revised our relationship with MAB. MAB is a Delaware limited liability company and our largest shareholder. MAB is in the business of oil and gas exploration and development. Under the terms of the Consulting Agreement:

             o Our working interest in all our oil and gas properties doubled (from 50% undivided interest in the properties to 100%);
             o Our prior obligation to carry MAB for its 50% portion of the first $700 million in capital costs was eliminated;
             o Our aggregate monthly payments to MAB related to the existing properties were reduced from $600,000 to (i) $25,000 for consulting, plus (ii) $225,000 for payments under a $13.5 million promissory note as partial consideration for MAB's assignment of its previous undivided 50% working interest in the properties;
             o MAB's 3% overriding royalty was increased to 5% (the "Override"), but the Override does not apply to our Piceance II properties, and does not apply to the extent that the Override would cause our net revenue interest under an oil and gas lease to be less than 75%;
             o MAB will receive 7% of the issued and outstanding shares of PetroHunter Energy NT, Ltd. ("PetroHunter NT"), as of the date that we receive PetroHunter NT shares in consideration for our assignment of our rights and obligations in the Northern Territory (Australia) permits to PetroHunter NT.

         The new agreement also provides for the issuance of 50 million shares of our common stock to MAB. MAB has the right and opportunity to receive up to an additional 50 million shares, to be held in escrow and released over a five-year period in specified numbers of shares that are tied to our performance in booking reserves. The entire Consulting Agreement, including the monthly payments to MAB, terminates after five years, except MAB's overriding royalty continues for the life of the properties.

         The transfer of MAB's working interest for our shares (including the carried interest), the revised override and MAB foregoing monthly capital cost advances, will be analyzed in an independent economic evaluation, and the closing of this agreement, which is to occur by the end of February 2007, will be subject to such evaluation concluding that the consideration exchanged by the parties reflects a fair and reasonable market value for us.

         Commencing July 1, 2005 and continuing through December 31, 2006, we and MAB operated pursuant to the Development Agreement, and a series of individual property agreements (collectively, the "EDAs"). The Development Agreement set forth: (a) MAB's obligation to assign to us a minimum 50% undivided interest in any and all oil and gas assets which MAB acquired from third parties in the future; and (b) our long-term relationship with MAB regarding the ownership and operation of all jointly-owned properties. Each of the Properties acquired was covered by a property-specific EDA that was consistent with the terms of the Development Agreement.

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

         Marc A. Bruner, who is the controlling owner of our largest shareholder, also is a 14.3% beneficial shareholder of Galaxy. Marc A. Bruner is the father of Marc E. Bruner, the President, Chief Executive Officer and director of Galaxy. Marc E. Bruner is the stepson of Carmen J. Lotito, the Chief Financial Officer and a director of the Company.

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

         As of January 31, 2007, we paid to Galaxy a $2 million earnest money payment due under the terms of the agreement. In the event the closing does not occur for any reason other than a material breach by us, the deposit shall convert into a promissory note (the "Note"), payable to us, and shall be an unsecured subordinated debt of both Galaxy and Dolphin, which is payable only after repayment of Galaxy's and Dolphin's senior indebtedness.

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

PRODUCTION AND PRICES

         The following table sets forth information regarding net production of oil and natural gas, and certain price and cost information for quarter ended December 31, 2006 and the fiscal year ended September 30, 2006. We did not have any production during the fiscal year ended September 30, 2005.

--------------------------------------------------------------------------------------------------------
                                           FOR THE QUARTER ENDED         FOR THE FISCAL YEAR ENDED
                                             DECEMBER 31, 2006                SEPTEMBER 30, 2006
--------------------------------------------------------------------------------------------------------
PRODUCTION DATA:
--------------------------------------------------------------------------------------------------------
Natural gas (Mcf)                                        85,922                             5,822
--------------------------------------------------------------------------------------------------------
Oil (Bbls)                                                   79                               -0-
--------------------------------------------------------------------------------------------------------
AVERAGE PRICES:
--------------------------------------------------------------------------------------------------------
Natural gas (per Mcf)                                     $5.17                             $6.12
--------------------------------------------------------------------------------------------------------
Oil (per Bbl)                                            $58.29                                --
--------------------------------------------------------------------------------------------------------

PRODUCTIVE WELLS

         The following table summarizes information at January 31, 2007, relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

------------------------------------------------------------------------------------------------
                                     GROSS                                   NET
------------------------------------------------------------------------------------------------
LOCATION                 OIL          GAS         TOTAL         OIL          GAS         TOTAL
------------------------------------------------------------------------------------------------
Colorado                 --           18           18           --           5.2          5.2
------------------------------------------------------------------------------------------------
Utah                     --           --           --           --           --           --
------------------------------------------------------------------------------------------------
Montana                   2           --            2           2.0          --           2.0
------------------------------------------------------------------------------------------------
Australia                --           --           --           --           --           --
------------------------------------------------------------------------------------------------
TOTAL                    --           18           20           2.0          5.2          7.2
------------------------------------------------------------------------------------------------

ACREAGE POSITIONS

         As of January 31, 2007, we owned interests in the following developed and undeveloped acreage positions. Undeveloped acreage refers to acreage that has not been placed in producing units.

------------------------------------------------------------------------------------------------------------------
                                            DEVELOPED                                    UNDEVELOPED
------------------------------------------------------------------------------------------------------------------
LOCATION                       GROSS ACRES               NET ACRES            GROSS ACRES              NET ACRES
------------------------------------------------------------------------------------------------------------------
Colorado                             480.0                   102.2               25,759.0               19,736.8
------------------------------------------------------------------------------------------------------------------
Utah                                     0                       0              173,738.0              173,738.0
------------------------------------------------------------------------------------------------------------------
Montana                               80.0                    80.0               93,515.0               72,734.0
------------------------------------------------------------------------------------------------------------------
Australia                                0                       0            7,000,000.0            7,000,000.0
------------------------------------------------------------------------------------------------------------------
TOTAL                                560.0                   182.2            7,293,012.0            7,266,208.8
------------------------------------------------------------------------------------------------------------------

SUMMARY OF DEVELOPMENT AND EXPLORATION PROJECTS AND PLAN OF OPERATIONS

         The following is an update of our production and exploration areas and significant projects. While actively pursuing specific production and exploration activities in each of the following areas, we continually review additional acquisition opportunities in our core areas that meet our exploration criteria.

HEAVY OIL PROPERTIES

         GREAT SALT LAKE, UTAH. We have 173,738 net mineral acres under lease (covered by approximately 78 leases) on two principal properties, the West Rozel Field and Gunnison Wedge prospect in the Great Salt Lake of Utah. Recent developments are mapping of seismic data and recommendation of three drill sites on the West Rozel field. Three vertical pairs of wells have been sited to test the productivity of the field using a dual well strategy. This strategy involves paired wells with one well being a production well and the other a water injection (disposal) well. Seismic and geologic maps have been completed and the permit process has been started for the proposed locations. We anticipate gathering additional seismic data to test the Gunnison Wedge prospect in the northwestern portion of the Great Salt Lake. A significant production component of producing these heavy oils is maintenance of an appropriate gas oil ratio within the reservoir. We have recently identified a new potential gas sand, up to 60 feet in thickness at a depth of about 1500 feet, i.e. about 900 feet above the target reservoir depth, at West Rozel field, which may help to provide in situ gas and increase the economic viability of the project. The gas horizon seems to occur over much of the West Rozel acreage.

         Pursuant to the terms of the acquisition agreement, we must commence drilling of three wells within this project by April 30, 2007. We are currently working to secure permits for planned drilling operations. The earliest expiration for the project leasehold is June 2008. Subsequent drilling and development, as well as any applications to extend the term of one or more of the leases, will be determined as we evaluate the results of the first test wells.

         FIDDLER CREEK, MONTANA. We have acquired an acreage position of 23,795 net acres on four anticlines on the northern portion of the Big Horn Basin, which extends from north central Wyoming into southern Montana. These properties encompass significant portions of Roscoe Dome, Dean Dome, Fiddler Creek and MacKay Domes, which we believe have significant estimated in place oil reserves. These structures are large asymmetric anticlines with proven production from several Cretaceous horizons; i.e. the Upper Greybull Sandstone, the Lower Greybull Sandstone and the Pryor Sandstone. There is both oil and gas potential in these sandstones and new technology and techniques have commenced to improve recovery of oil from two previously drilled wells. We have re-entered two wells, the Bar B #1 on Dean Dome and the #1 Eggen on the Fiddler Creek structure. Additional wells have been selected for further testing on Roscoe Dome, the #4 George and the #6 George. Two horizontal tests are planned for the Roscoe and Dean Dome this year as well as a stratigraphically deeper test on either the MacKay Dome or the Fiddler Creek structure to test Paleozoic potential in Phosphoria (Permian), Tensleep (Pennsylvanian), and Madison (Mississippian) formations. A small 2D seismic program may be required to site the deeper test.

         A portion of the acreage position in the Fiddler Creek Project area was acquired for a purchase price of $11,250,000 (of which one-half has been paid through January 31, 2007). We have the option to retain these leases by paying the balance on or before December 31, 2007. In the event we elect not to make such payment, we would be required to reassign the properties to the seller, and there would be no other cost or penalty.

         PROMISED LAND, MONTANA. We have acquired 49,120 net acres in a resource play evaluating heavy oil reservoirs in Jurassic Swift Formation and Lower Cretaceous Bow Island and Sunburst sandstone reservoirs in north central Montana. The Swift reservoirs were deposited in a shallow marine to estuarine depositional setting. The Swift sandstones are commonly oil saturated in the area, and most well tests report oil shows in the Swift. The reservoirs are up to 60 feet thick and composed of high quality sandstone, averaging about 20 percent porosity and permeabilities range up to one darcy. The oil gravities range from 10(degree) to 22(degree)API with viscosities of 1500 centipoise to greater than 50,000 centipoise at 125(degree)F. Additional conventional petroleum potential is possible in Devonian Duperow and Nisku formations, and in the Mississippian Madison Formation. Following some detailed geologic and geophysical investigations to determine the depositional environment and geometry of the Swift sandstone reservoirs, we anticipate drilling three vertical tests in the coming year offsetting previously drilled wells that encountered oil saturated Swift reservoirs if the results of the investigation support those wells.

         We do not have any drilling commitments with respect to this property.

         PLAN OF OPERATIONS. We anticipate that, over the next twelve months, we will incur the following costs related to our heavy oil prospects in Montana and
Utah:

             o $6,000,000 to $9,000,000 to add land in Montana in areas where we have already completed acquisitions;

             o $8,000,000 to $15,000,000 in connection with the Fiddler Creek project, to include drilling, completion and production facilities; and

             o $15,000,000 to $20,000,000 in connection with the Great Salt Lake project, to include project design, project equipment procurement, site infrastructure development and initial drilling.

         We formed a subsidiary, PetroHunter Heavy Oil Ltd., in September 2006 ("PetroHunter Heavy Oil"), for the purpose of holding and developing our heavy oil assets. We anticipate that PetroHunter Heavy Oil will engage in a private placement of debt securities in the near future, similar to the offering of PetroHunter Energy NT described below.

PICEANCE BASIN, COLORADO PROPERTIES

         BUCKSKIN MESA PROJECT. A 26-square mile 3D seismic survey has been licensed, re-processed, and interpreted to focus initial drilling in areas of thickest pay and enhanced fracturing. We have acquired approximately 20,000 net acres of leasehold in Rio Blanco County, Colorado. We have applied for and received six approved drilling permits to test targets in the Cretaceous Mesaverde Group. We have drilled and cased our first well at Buckskin Mesa, the Anderson 6-16, with a total depth of 10,785 feet. Log analysis indicates a gross pay interval in excess of 3,500 feet, with a net pay of 600 feet. Gas shows during drilling averaged 3,000 units with peaks as high as 20,000 units. Mud weight had to be increased to control the well, which indicates a pressure gradient in the Williams Fork of 0.56psi/foot. We are negotiating to enter into a contract for a workover rig to begin completion and testing operations. Depending on observed reservoir drainage of the wells, we believe there is potential for 1,000 to 2,000 additional well locations.

         We are obligated to drill four additional wells to test the Iles Formation by November 30, 2007.

         PICEANCE II PROJECT. We have acquired approximately 1,000 net acres of leasehold contiguous to Parachute, Rulison, and Grand Valley fields in Garfield County, Colorado. As of January 31, 2007, we had interests in 18 producing wells, 13 wells waiting on completion, and 4 wells being drilled. Average daily production net to us from these wells at January 31, 2007 (the most recent data available) was 6,984 mcf/day. Initial production rates varied from 1,000 to 2,554 mcf/day.

         Production is from frac-stimulated perforations in stacked sands of the fluvial Williams Fork formation.

         On November 28, 2006, we executed a purchase and sale agreement with Maralex Resources, Inc. and Adelante Oil & Gas, LLC (collectively "Maralex") for the acquisition and development of 2,000 net acres in the Jack's Pocket Prospect in Garfield County, Colorado. Under the terms of the agreement, an initial payment of $100,000 was made upon execution and the balance of $2.9 million cash and issuance of 2,428,100 shares of our common stock was due on January 15, 2007. Effective January 12, 2007, the agreement was amended to extend the payment terms of the cash due through March 15, 2007, and increase the shares to be issued to 3 million. These shares have been issued as of January 31, 2007. We are obligated to drill four wells on these leases during 2007.

         PLAN OF OPERATIONS. We expect that the development of our Colorado properties will include: (i) continued drilling of wells in the southern portion of the Piceance Basin, where we expect to complete at least 12 wells for additional gas production, (ii) design and construction of a two-mile low pressure gathering system to connect these wells to market, and (iii) continued exploration of our lease position near Buckskin Mesa/Powell Park discovery wells in the northern Piceance Basin.

         Associated with the development of our Colorado properties, we anticipate that, over the next twelve to twenty-four months, we will incur the following costs:

             o $8,000,000 to $52,000,000 to add leasehold in the Piceance II and Buckskin Mesa project areas

             o $50,000,000 to $80,000,000 in connection with the Piceance II project, to include drilling, completion and production facilities; and

             o $35,000,000 to $50,000,000 in connection with the Buckskin Mesa project, to include drilling, completion and production facilities.

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

         The Basin has many thousands of meters of sediments, but the reservoirs of interest to us are within 4000 meters of the surface, most less than 3000 meters. The sedimentary rocks include thick (hundreds of meters), rich source rocks, namely the Velkerri Shale with Total Organic Carbon ("TOC") contents as high as 12%, and the Kyalla Shale with typical TOC contents of 2-3%. There is also a number of sandstone reservoirs interbedded with the rich source rocks. The prospective formations, from stratigraphically youngest to oldest, include the Cambrian Bukalara Sandstone, and the Neoproterozoic Jamison, Moroak, and Bessie Creek sandstones. A number of even deeper sandstones are expected to be very tight and were not prospective in the single well where they were tested east of the Basin.

         Three primary plays have been recognized within the basin. The first is a conventional structural, shallow sweet oil play of 35(degree) API gravity. The Bukalara, Jamison, and Moroak sandstones (and perhaps the Bessie Creek sandstone along the western margin) have potential for oil accumulations in trapped and sealed geometries. Most of the eleven previous wells drilled within the basin had oil and gas shows, and the Jamison #1 well tested oil on a Drill Stem Test. Detailed petrophysical analyses have been performed on all wells and have identified significant potential in some of these tests.

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

         The current seven million acres are represented by four exploration permits. Depending on the permit, we are in the second or third year of an initial five-year exploration period that can be extended. As part of the work commitment plan submitted to the Northern Territory Department of Primary Industry, Fisheries and Mines, 686 kilometers of 2D seismic data were acquired during 2006 to delineate the previously defined exploration leads. The data are being processed, interpreted, and mapped in anticipation of an eight to ten well drilling program in 2007 including both shallow offset wells to potential bypassed wells and tests of the undrilled structural features seen throughout the basin. In the event of commercial production the exploration permits will have to be converted to production licenses.

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

         PLAN OF OPERATIONS. In Australia we plan to explore and develop portions of the 7,000,000 acres of the project area in the Northern Territory of Australia (Beetaloo Basin). During 2007, we plan to drill a minimum of eight wells in the exploration permit blocks. We anticipate that, over the next twelve months, we will incur $45,000,000 to $60,000,000 in costs related to drilling, well completion and a potential delineation seismic program.

         Under the agreement with Lakes Oil, we or our subsidiary company, Sweetpea Petroleum Pty. Ltd., will initially farm into 33-1/3% of Lakes Oil's permits by spending $7 million in Lakes Oil's permits. In addition, we will subscribe for $3 million in new shares in Lakes Oil at 1.5 cents (Australian).

CURRENT FINANCING ACTIVITIES

         To fund the planned operations described above and our fixed commitments for operating leases, delay rentals, property development fees and consulting fees and note payments to MAB totaling approximately $2,700,000 for the fiscal year ended September 30, 2007, we are engaging in financing activities. On November 6, 2006, we commenced an offering of up to $125,000,000 pursuant to a private placement of units at $1.50 per unit. Each unit consisted of one share of our common stock and one-half common stock purchase warrant. A whole common stock purchase warrant entitled the purchaser to acquire one share of our common stock at an exercise price of $1.88 per share through December 31, 2007. We may pay a commission of up to 5% to a broker or agent in conjunction with the sale. As of January 12, 2007, we had received $1,917,500 from the sale of units pursuant to the private placement. In February 2007, our board of directors determined that the composition of the units being offered would be restructured, and those investors who had subscribed in the offering will be offered the opportunity to rescind their subscriptions.

         In November 2006, PetroHunter Energy NT Ltd. commenced a private placement of up to $50,000,000 of convertible notes. The notes bear interest at 12% per annum, mature one year from date of issuance, and are convertible, at the option of the note holder, at the rate of one share of PetroHunter Energy NT common stock for each $0.50 of debt. As of December 31, 2006, $1,505,000 has been received from this offering.

         In addition, on January 9, 2007, we entered into a Credit and Security Agreement (the "Financing") with Global Project Finance AG, a Swiss company, for mezzanine financing in the amount of $15 million. The loan provides for an interest rate of 6.75% over prime, and is to be secured by a first perfected lien on our assets, limited to the specific portion of the assets to which the loan proceeds are applied by us. We plan to apply most of the proceeds of this loan to our drilling and development operations in the Piceance Basin, Colorado. The terms of the Financing also provide for the issuance of warrants to purchase one million of our shares upon execution of the Credit Agreement, and warrants to purchase up to an additional three million shares, tied on a pro rata basis to each draw down of the credit facility up to $15 million - that is, warrants for 600,000 shares for each $3 million advanced. The warrants will be exercisable for five years after the date of the Credit Agreement. The exercise price of the warrants will be equal to 120% of the weighted average price of our stock for the 30 days immediately prior to each warrant issuance date. Global Project Finance AG and its controlling shareholder, Christian Russenberger, were shareholders of the Company prior to the Credit Agreement. As February 7, 2007, we had drawn down $7,000,000 on the credit facility.

LIQUIDITY AND CAPITAL RESOURCES

         We had not commenced principal operations or earned significant revenue as of December 31, 2006, and are considered a development stage company. During the period from inception to December 31, 2006, we incurred a cumulative net loss of $28,114,852 and at December 31, 2006 have a working capital deficit of $18,307,346. In order to fund our planned exploration and development of oil and gas properties, we will require significant additional funding. We have sold approximately $59.4 million of convertible notes and common stock through December 31, 2006, and our management believes that we will be successful in raising additional funding to have sufficient capital to meet our obligations for our planned operations for at least the next twelve months.

         The Company at December 31, 2006 is vastly different from its existence at December 31, 2005. At December 31, 2005, we had been operating for approximately six months, had no employees, and had acquired an interest in two properties, West Rozel and Buckskin Mesa, aggregating approximately 12,400 net mineral acres. During the 2006 fiscal year, we added 16 employees, moved to offices in Denver, Colorado, and acquired an interest in properties aggregating approximately 7,207,000 acres.

         We funded the acquisition of these properties and the increased level of activity primarily through the sale of debt and equity securities for cash. We also issued 8,800,000 shares, valued at $0.50 per share, as partial consideration for the acquisition of oil and properties and as consideration for a finder's fee on an oil and gas prospect. At December 31, 2006, we had a working capital deficit of $18,307,346 and cash of $2,308,442. In addition, we will need to raise additional funds for our planned operations and acquisitions.

         Prior to the acquisition of PetroHunter Operating Company in May 2006, we entered into five separate loan agreements, aggregating $400,000, due one year from issuance, commencing October 11, 2006. The loans bear interest at 12% per annum, are unsecured, and are convertible, at the option of the lender at any time during the term of the loan or upon maturity, at a price per share equal to the closing price of our common stock on the OTC Bulletin Board on the day preceding notice from the lender of its intent to convert the loan. As of January 31, 2007, we were in default on payment of an aggregate of $200,000 of notes.

         CASH USED IN OPERATING ACTIVITIES. Primarily as a result of our net loss of $5,304,018, we used cash of $2,961,426 for three months ended December 31, 2006. See "Results of Operations" below for the discussion of our operating expenses. The principal adjustment to reconcile the net loss to net cash used in operating activities was stock based compensation of $1,561,133, as a result of stock options issued to employees and consultants. In comparison, we used $1,263,644 of cash in operations for the three months ended December 31, 2005.

         CASH USED IN INVESTING ACTIVITIES. We used cash of $8,424,791 in during the three month ended December 31, 2006, primarily for our additions to our oil and gas properties ($7,866,635). We also used $525,000 for restricted cash, which are certificates of deposit underlying letters of credit for exploration permits, state and local bonds and guarantees to vendors. During the three months ended December 31, 2005, we used $4,189,761 for additions to oil and gas properties.

         We currently anticipate our capital budget will be approximately between $165 and $260 million for the period ending December 31, 2007, which we plan to use for a diverse portfolio of development and exploration wells in our core areas of operation. If we are unable to obtain capital through the sale of our securities or a credit facility or otherwise, our ability to execute our development plans could be greatly limited. We may consider selling down a portion of our interests in some of our exploration and development projects to industry partners to generate additional funds to finance our 2007 capital budget.

         CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities in 2006 consists of proceeds from convertible promissory notes sold by PetroHunter Energy NT Ltd. and proceeds from the sale of 1,058,333 units in our private placement shares for gross proceeds of $1,587,500. Total cash provided by financing activities was $3,062,883, resulting in cash of $2,308,442 at December 31, 2006.

         It is anticipated that the continuation and future development of our business will require additional, substantial, capital expenditures. We have no reliable source for additional funds for administration and operations to the extent our existing funds have been utilized. In addition, our capital expenditure budget for the period ending December 31, 2007 will depend on our success in selling additional prospects for cash, the level of industry participation in our exploration projects, the availability of debt or equity financing, and the results of our activities. We anticipate spending approximately between $165 and $260 million on exploration and development activities during the period ending December 31, 2007. To limit capital expenditures, we may form industry alliances and exchange an appropriate portion of our interest for cash and/or a carried interest in our exploration projects. We may need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financings, a credit facility, or sales of interests in our properties, although there is no assurance additional funding will be available or that it will be available on satisfactory terms.

RESULTS OF OPERATIONS

         OIL AND GAS REVENUES. We generated our first revenues during the last quarter of our fiscal year ending September 30, 2006 from initial testing and production of natural gas wells in the Piceance Basin of Colorado. Revenues increased significantly for the quarter ended December 31, 2006, since we had 12 producing wells as of December 31, 2006. We generated $448,876 of production revenues for the three months ended December 31, 2006, as compared to none for the three months ended December 31, 2005.

         A total of 12 wells produced and sold 85,922 Mcf of natural gas and 79 Bbl of oil. The average prices received for gas and oil sold were $5.17 per Mcf and $58.29 per Bbl. Lease operating expenses were $161,800 or $1.88/Mcf. Depreciation, depletion and amortization expense ("DD&A"), based on information currently available to the Company, is estimated at $86,137 or $1.00/Mcfe.

         GENERAL AND ADMINISTRATIVE. Due to the substantially increased level of activity during the three months ended December 31, 2006 as compared to the three months ended December 31, 2005, general and administrative expenses increased by $2,959,744 or 516%.

         For the quarters ended December 31, 2006 and 2005, we recorded general and administrative costs of $3,670,998 and $711,254, respectively, as summarized below.

--------------------------------------------------------------------------------
                                         THREE MONTHS ENDED DECEMBER 31
--------------------------------------------------------------------------------
                                           2006                   2005
--------------------------------------------------------------------------------
Consulting fees                     $     235,774            $    282,891
--------------------------------------------------------------------------------
Insurance                                  69,124                   8,327
--------------------------------------------------------------------------------
Investor relations                        280,447                  33,865
--------------------------------------------------------------------------------
Legal                                     189,132                  71,151
--------------------------------------------------------------------------------
Salaries                                  554,143                      --
--------------------------------------------------------------------------------
Stock Based compensation                1,561,133                 205,678
--------------------------------------------------------------------------------
Travel & entertainment                    466,093                  61,359
--------------------------------------------------------------------------------
Director fees                              10,500                      --
--------------------------------------------------------------------------------
Office lease and expenses                 172,082                  15,488
--------------------------------------------------------------------------------
Audit and accounting                       62,621                  30,000
--------------------------------------------------------------------------------
Other expenses                             69,949                   2,495
--------------------------------------------------------------------------------

                                    $   3,670,998            $    711,254
--------------------------------------------------------------------------------

   o  Consulting fees decreased as officers became salaried employees in 2006.
   o  Insurance increased due to growth of the business.
   o Investor relations increased upon the Company becoming a public company through the Stock Exchange in May 2006.
   o Legal expenses increased due to growth of the business and costs of public company reporting and compliance.
   o We had no employees at December 31, 2005. Amount for 2006 reflects officers becoming salaried employees and growth of the business.
   o Stock based compensation expenses in 2006 include the effect of grant date fair value accounting of vested employee stock options in accordance with SFAS 123R adopted by us effective October 1, 2005. The 2005 expense was calculated in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for
      Stock Issued to Employees", and related interpretations.
   o Increased travel and entertainment expenses reflect the growth of the business.
   o Increase in director fees reflects one outside director in 2006 versus none in 2005.
   o Increased office expenses reflect costs of our existing offices in Denver and Salt Lake City in 2006 versus one smaller office in Denver in 2005.
   o  Increased accounting and audit fees reflect the growth of the business.

         PROPERTY DEVELOPMENT - RELATED. We also incurred $1,815,000 in property development costs to MAB in 2006, as compared to $700,000 in 2005. As a result of the new Acquisition and Consulting Agreement with MAB, which is effective January 1, 2007, we will no longer incur these property development costs.

         OPERATING EXPENSES. Total operating expenses for 2006 were $5,733,935, as compared to $1,411,254 in 2005.

         INTEREST EXPENSE. We incurred interest expense of $27,018 for 2006, as compared to $187,434 for 2005. We expect that interest expense will increase for the remainder of the current fiscal year ending September 30, 2007, due to the credit facility we obtained in January 2007, which is described below in "Plan of Operations," and due to the interest to be paid to MAB under the terms of the new Acquisition and Consulting Agreement.

         NET LOSS. As a result of the expenses described above, we incurred a loss of $5,304,018 for 2006, as compared to $1,598,688 for 2005, increasing the loss accumulated since inception to $28,114,852.

GOING CONCERN

         We have incurred a cumulative net loss $28,114,852 for the period from inception to December 31, 2006 and at December 31, 2006 have a working capital deficit of $18,307,346. We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

OFF-BALANCE SHEET ARRANGEMENTS

         From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2006, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

         Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. As of December 31, 2006, the Company has no proved reserves and all oil and gas property costs are considered to be unevaluated and are recorded at the lower of cost or estimated fair market value.

         ASSET RETIREMENT OBLIGATION. We apply SFAS 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. Asset retirement obligations ("ARO") relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties. At December 31, 2006, we had recorded an ARO of $528,268 for our initial wells under progress.

         SHARE BASED COMPENSATION. On October 1, 2005, we adopted SFAS 123(R), "Accounting for Stock-Based Compensation," using the modified prospective method, which results in the provisions of SFAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, no such forfeitures have occurred. We are assuming no forfeitures going forward based on our historical forfeiture experience. The fair value of stock options is calculated using the Black-Scholes option-pricing model.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk relates to changes in the pricing applicable to the sales of gas production in the Piceance Basin in Colorado. This risk will become more significant to us as our production increases in this area.
Although we are not using derivatives at this time to mitigate the risk of adverse changes in commodity prices, we may consider using them in the future.

ITEM 4.  CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in our Form 10-KSB for the fiscal year ended September 30, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2006, a wholly-owned subsidiary of the registrant, PetroHunter Energy NT Ltd., sold convertible notes in the aggregate amount of $1,505,000 to one non-U.S. Person pursuant to Regulation S and to one accredited investor pursuant to the exemption from registration contained in Rule 506 of Regulation D. Finder's fees of $75,250 were paid.

The registrant sold 1,058,333 units, each unit consisting of one share of common stock and one-half common stock purchase warrant, to three non-U.S. Persons pursuant to Regulation S and one accredited investor pursuant to the exemption from registration contained in Rule 506 of Regulation D. No underwriters were used.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS

--------------------------------------------------------------------------------
  REGULATION
  S-K NUMBER                               EXHIBIT
--------------------------------------------------------------------------------
      2.1 Stock Exchange Agreement dated February 10, 2006 by and among Digital Ecosystems Corp., GSL Energy Corporation, MABio Materials Corporation and MAB Resources LLC (incorporated by reference to Exhibit 10.8 to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2005, filed February 16, 2006)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  REGULATION
  S-K NUMBER                               EXHIBIT
--------------------------------------------------------------------------------
      2.2 Amendment No. 1 to Stock Exchange Agreement dated March 31, 2006 (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K dated March 31, 2006, filed April 7,
                2006)
--------------------------------------------------------------------------------
      2.3 Amendment No. 5 to Stock Exchange Agreement dated May 12, 2006 (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K dated May 12, 2006, filed May 15,
                2006)
--------------------------------------------------------------------------------
      2.4 Purchase and Sale Agreement dated December 29, 2006 between Dolphin Energy Corporation and Galaxy Energy Corporation and PetroHunter Operating Company and PetroHunter Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated December 29, 2006, filed January 4, 2007)
--------------------------------------------------------------------------------
      3.1 Articles of Incorporation (incorporated by reference to Exhibit A to the Information Statement filed July 17, 2006)
--------------------------------------------------------------------------------
      3.2 Bylaws (incorporated by reference to Exhibit B to the Information Statement filed July 17, 2006)
--------------------------------------------------------------------------------
     10.1 Business Consultant Agreement dated October 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated October 1, 2005, filed
                October 28, 2005)
--------------------------------------------------------------------------------
     10.2 Marketing Management Contract dated October 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated October 1, 2005, filed
                October 28, 2005)
--------------------------------------------------------------------------------
     10.3 Loan Agreement with Carnavon Trust Reg. Dated for reference October 11, 2005 (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2005, filed November 21, 2005)
--------------------------------------------------------------------------------
     10.4 Loan Agreement with Carnavon Trust Reg. Dated for reference December 5, 2005 (incorporated by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2005, filed February 16, 2006)
--------------------------------------------------------------------------------
     10.5 Loan Agreement with Carnavon Trust Reg. Dated for reference February 2, 2006 (incorporated by reference to Exhibit 10.7 to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2005, filed February 16, 2006)
--------------------------------------------------------------------------------
     10.6       2005 Stock Option Plan (incorporated by reference from Exhibit
                4.1 to the Company's annual report Form 10-KSB for the fiscal year ending March 31, 2006, filed on July 14, 2006)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  REGULATION
  S-K NUMBER                               EXHIBIT
--------------------------------------------------------------------------------
     10.7 Management and Development Agreement Between MAB Resources LLC and GSL Energy Corporation (Amended and Restated) Effective July 1, 2005 (incorporated by reference from Exhibit 10.4 to the Company's annual report Form 10-KSB for the fiscal year ending March 31, 2006, filed on July 14, 2006)
--------------------------------------------------------------------------------
     10.8       Acquisition and Consulting Agreement between MAB Resources
                LLC and PetroHunter Energy Corporation Effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company's amended current report on Form 8-K dated January 9, 2007, filed February 9, 2007)
--------------------------------------------------------------------------------
     10.9 Credit and Security Agreement dated as of January 9, 2007 between PetroHunter Energy Corporation and PetroHunter Operating Company and Global Project Finance AG (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K dated January 9, 2007, filed January 11, 2007)
--------------------------------------------------------------------------------
     31.1       Rule 13a-14(a) Certification of Thomas Ahlbrandt
--------------------------------------------------------------------------------
     31.2       Rule 13a-14(a) Certification of Carmen J. Lotito
--------------------------------------------------------------------------------
     32.1 Certification of Thomas Ahlbrandt Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
--------------------------------------------------------------------------------
     32.2 Certification of Carmen J. Lotito Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PETROHUNTER ENERGY CORPORATION
                                     (REGISTRANT)


Date:  February 14, 2007             By: /s/ CARMEN J. LOTITO
                                        ----------------------------------------
                                        Carmen J. Lotito
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)