Form 10-Q
period 2007-03-31
PetroHunter Energy Corp
filed 2007-05-21
CIK 1298824

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: MARCH 31, 2007

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
           222,928,734 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                  MAY 15, 2007

                         PETROHUNTER ENERGY CORPORATION
                            (A DEVELOPMENT COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    MARCH 31,
                                                                       2007                SEPTEMBER 30
                                                                    (UNAUDITED)                2006
                                                                 -----------------       -----------------
Current Assets
   Cash and cash equivalents                                     $      1,702,427        $     10,631,776
   Oil and gas receivables                                              2,133,757                     -
   Oil and gas receivables - related party                                 73,616                  35,656
   Other receivables                                                       19,718                  22,290
   Due from related parties                                                   -                   921,344
   Prepaid expenses and other assets                                        7,383                  30,960
                                                                 -----------------       -----------------
     TOTAL CURRENT ASSETS                                               3,936,901              11,642,026
                                                                 -----------------       -----------------

PROPERTY AND EQUIPMENT, AT COST
   Oil and gas properties under full cost, net                        164,873,003              45,972,784
   Deposit on pending oil and gas property acquisition                  2,243,777                     -
   Furniture and equipment, net                                           746,560                 550,213
                                                                 -----------------       -----------------
                                                                      167,863,340              46,522,997
                                                                 -----------------       -----------------

OTHER ASSETS
   Due from joint interest owner (NOTE 5)                              10,618,987                     -
   Restricted cash                                                      1,101,793               1,076,793
   Deferred financing costs                                               162,016                     -
                                                                 -----------------       -----------------

TOTAL ASSETS                                                     $    183,683,037        $     59,241,816
                                                                 =================       =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $     21,337,684        $      9,644,236
   Note payable - related party - current portion                       2,925,000                     -
   Accrued interest payable                                               350,379                 124,474
   Accrued interest payable - related party                               178,814                     -
   Due to shareholder and related parties                                 889,284                 197,785
   Contracts payable - oil and gas properties                           2,600,000                     -
   Convertible notes payable - in default                                 350,000                     -
   Convertible notes payable                                               50,000                 400,000
                                                                 -----------------       -----------------
     TOTAL CURRENT LIABILITIES                                         28,681,161              10,366,495
                                                                 -----------------       -----------------

NON CURRENT OBLIGATIONS
   Notes payable - related party                                       10,125,000                     -
   Notes payable - net                                                 10,687,121                     -
   Asset retirement obligation                                            326,103                 522,054
                                                                 -----------------       -----------------
                                                                       21,138,224                 522,054
                                                                 -----------------       -----------------

TOTAL LIABILITIES                                                      49,819,385              10,888,549
                                                                 -----------------       -----------------

COMMON STOCK SUBSCRIBED                                                 3,067,500                     -
                                                                 -----------------       -----------------

COMMITMENTS AND CONTINGENCIES (NOTES 3, 4, 7, 8, 9, 12)
STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value
   Authorized - 1,000,000 shares, issued - none                               -                       -
   Common stock, $.001 par value
   Authorized - 500,000,000 shares
   Issued and outstanding - 222,928,734 and 219,928,734 shares            222,929                 219,929
   Capital in excess of par value                                      81,623,051              70,944,172
   Common stock issuable                                               81,732,450                     -
   Deficit accumulated during the development stage                   (32,782,278)            (22,810,834)
                                                                 -----------------       -----------------
TOTAL STOCKHOLDERS' EQUITY                                            130,796,152              48,353,267
                                                                 -----------------       -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    183,683,037        $     59,241,816
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

                         PETROHUNTER ENERGY CORPORATION
                             (A DEVELOPMENT COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE               THREE
                                                               MONTHS ENDED        MONTHS ENDED
                                                                 MARCH 31            MARCH 31
                                                                   2007                2006
                                                               (UNAUDITED)         (UNAUDITED)
                                                           ------------------   ------------------
REVENUES
   Oil and gas revenues                                    $       3,359,598    $             -
                                                           ------------------   ------------------

COSTS AND EXPENSES
   Lease operating expenses                                          644,828                  -
   General and administrative                                      4,327,573            1,157,998
   Property development - related                                        -                820,000
   Consulting fees  - related party                                   75,000                  -
   Depreciation, depletion, amortization and accretion             1,103,960                  -
                                                           ------------------   ------------------
     TOTAL OPERATING EXPENSES                                      6,151,361            1,977,998
                                                           ------------------   ------------------

OTHER INCOME (EXPENSE)
   Interest income                                                     6,330
   Interest expense                                               (1,881,994)            (499,225)
                                                           ------------------   ------------------
     TOTAL  (EXPENSE)                                             (1,875,664)            (499,225)
                                                           ------------------   ------------------

                                                           ------------------   ------------------
NET LOSS                                                   $      (4,667,427)   $      (2,477,223)
                                                           ==================   ==================

NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED                                       $           (0.02)   $           (0.02)
                                                           ==================   ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED                               222,562,067          103,271,111
                                                           ==================   ==================

                                                                                                     CUMULATIVE FROM
                                                                                                        INCEPTION
                                                                 SIX                  SIX            (JUNE 20, 2005)
                                                            MONTHS ENDED         MONTHS ENDED              TO
                                                              MARCH 31             MARCH 31             MARCH 31
                                                                2007                 2006                 2007
                                                            (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
                                                        ------------------   ------------------   ------------------
REVENUES
   Oil and gas revenues                                 $       3,808,474    $             -      $       3,844,130
                                                        ------------------   ------------------   ------------------

COSTS AND EXPENSES
   Lease operating expenses                                       806,628                       -            810,300
   General and administrative                                   7,998,571         1,869,252              22,872,163
   Property development - related                               1,815,000         1,520,000                7,205,000
   Consulting fees  - related party                                75,000                      -               75,000
   Depreciation, depletion, amortization and accretion          1,190,097                  -              1,263,234
                                                        ------------------   ------------------   ------------------
     TOTAL OPERATING EXPENSES                                  11,885,296          3,389,252              32,225,697
                                                        ------------------   ------------------   ------------------

OTHER INCOME (EXPENSE)
   Interest income                                                 14,389                      -               17,022
   Interest expense                                            (1,909,012)           (686,660)            (4,417,733)
                                                        ------------------   ------------------   ------------------
     TOTAL  (EXPENSE)                                          (1,894,623)           (686,660)            (4,400,711)
                                                        ------------------   ------------------   ------------------

                                                        ------------------   ------------------   ------------------
NET LOSS                                                $      (9,971,445)    $   (4,075,912)     $     (32,782,278)
                                                        ==================   ==================   ==================

NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED                                    $           (0.05)   $           (0.04)
                                                        ==================   ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED                            221,245,401          101,635,556
                                                        ==================   ==================

         The accompanying notes are an integral part of the consolidated financial statements.

                         PETROHUNTER ENERGY CORPORATION
                             (A Development Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   CUMULATIVE FROM
                                                                                                                     INCEPTION
                                                                                SIX                  SIX           (JUNE 20, 2005)
                                                                            MONTHS ENDED         MONTHS ENDED             TO
                                                                             MARCH 31,            MARCH 31,           MARCH 31,
                                                                                2007                 2006                2007
                                                                            (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
                                                                         ------------------   -----------------   ------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
   Net loss                                                              $      (9,971,445)   $     (4,075,912)   $     (32,782,279)
   Adjustments to reconcile net loss to
   net cash (used) in operating activities
     Stock for expenditures advanced                                                   -                   -                100,000
     Stock based compensation                                                    3,616,724             411,356           13,628,768
     Depreciation, depletion, amortization,                                      1,190,097                 -              1,263,234
     impairment and accretion
     Stock issued and issuable for financing costs                               1,440,918              95,000            2,863,619
     Amortization of discount on notes payable and deferred
     financing costs                                                               148,122               4,822              148,122
   Changes in assets and liabilities
     Accounts receivable                                                        (2,095,530)            (19,814)          (2,153,476)
     Due from related party                                                        921,344          (1,510,428)                 -
     Prepaids and other                                                             23,578               7,699               14,627
     Accounts payable and accrued expenses                                        (855,451)            (12,595)             524,336
     Due to shareholder and related parties                                        617,883             568,105              815,668
                                                                         ------------------   -----------------   ------------------

NET CASH USED IN OPERATING ACTIVITIES                                           (4,963,760)         (4,531,767)         (15,577,381)
                                                                         ------------------   -----------------   ------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Additions to oil and gas properties                                          (5,556,386)         (7,847,782)         (38,337,727)
   Due from joint interest owner                                               (10,618,987)                             (10,618,987)
   Deposit on oil and gas property acquisition                                  (2,243,777)                -             (2,243,777)
   Property and equipment                                                          (94,641)             (3,774)            (647,852)
   Restricted cash                                                                (525,000)            (30,000)          (1,601,793)
                                                                         ------------------   -----------------   ------------------

NET CASH USED IN INVESTING ACTIVITIES                                          (19,038,791)         (7,881,556)         (53,450,136)
                                                                         ------------------   -----------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the sale of common stock                                              -                                 35,442,500
   Proceeds from common stock subscribed                                         3,067,500                 -              3,067,500
   Proceeds from the sale of notes payable                                      12,500,000                 -             12,500,000
   Payment of notes payable - related party                                       (450,000)                -               (450,000)
   Proceeds from the exercise of warrants                                              -                   -              1,000,000
   Cash received upon recapitalization and merger                                      -                   -                 20,949
   Proceeds from issuance of convertible notes                                         -            11,150,752           20,831,667
   Offering and financing costs                                                    (44,298)             (4,753)          (1,682,672)
                                                                         ------------------   -----------------   ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                       15,073,202          11,145,999           70,729,944
                                                                         ------------------   -----------------   ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (8,929,349)         (1,267,324)           1,702,427

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  10,631,776           1,250,242                  -
                                                                         ------------------   -----------------   ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $       1,702,427    $        (17,082)   $       1,702,427
                                                                         ==================   =================   ==================
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
   Cash paid for interest                                                $             -                          $       1,028,353
                                                                         ==================   =================   ==================
   Cash paid for income taxes                                            $             -      $            -      $             -
                                                                         ==================   =================   ==================
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Stock issued for expenditures advanced                                $             -      $            -      $         100,000
                                                                         ==================   =================   ==================
   Contracts for oil and gas properties                                  $             -      $            -      $      11,773,960
                                                                         ==================   =================   ==================
   Common stock issued for debt conversion                               $             -      $            -      $      22,031,667
                                                                         ==================   =================   ==================
   Common stock issued for commissions on offerings                      $         200,000    $            -      $       3,100,201
                                                                         ==================   =================   ==================
   Common stock issued for property and finders fee on property          $       4,127,770    $      1,700,000    $       6,327,770
                                                                         ==================   =================   ==================
   Debt issued for property, related party                               $      13,500,000    $            -      $      13,500,000
                                                                         ==================   =================   ==================
   Interest capitalized to oil and gas properties                        $         394,803    $            -      $         394,803
                                                                         ==================   =================   ==================
   Convertible debt issued for property                                  $             -      $            -      $       1,200,000
                                                                         ==================   =================   ==================
   Common stock issuable for property and finders fee on property        $      81,275,200    $            -      $      81,275,200
                                                                         ==================   =================   ==================
   Common stock issuable                                                 $         457,250    $            -      $         457,250
                                                                         ==================   =================   ==================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

         GSL was incorporated under the laws of the State of Maryland on June 20, 2005 for the purpose of acquiring, exploring and developing oil and gas properties. GSL is considered a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, and its principal activities since inception have been raising capital through the sale of common stock and convertible notes and the acquisition of oil and gas properties in the Western United States and Australia. In October 2006, GSL changed its name to PetroHunter Operating Company. On November 8, 2005, GSL formed Paleotechnology, Inc. ("Paleo") as a wholly owned subsidiary for the purpose of exploring and developing new products and processes using by-products of petroleum extraction environments. On September 11, 2006, PetroHunter formed PetroHunter Heavy Oil Ltd. ("Heavy Oil"), as a wholly owned subsidiary for the purpose of holding and developing the Company's heavy oil assets. Effective September 30, 2006, PetroHunter acquired 50% of the outstanding common shares of Sweetpea Corporation Pty Ltd ("Sweetpea"), an Australian corporation; and effective January 1, 2007 acquired the remaining 50%. Sweetpea is the record owner of four exploration permits issued by the Northern Territory of Australia. On October 20, 2006, PetroHunter formed PetroHunter Energy NT Ltd., now known as PetroHunter Australia Ltd. ("PetroHunter Australia"), as a wholly owned subsidiary, for the purpose of holding and developing its assets in Australia. Collectively, PetroHunter and its subsidiaries are referred to herein as the "Company".

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended September 30, 2006. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB for the year ended September 30, 2006. The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2007.

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has incurred a cumulative net loss of $32,782,278 for the period from inception (June 20, 2005) to March 31, 2007, has a working capital deficit of $24,744,260 at March 31, 2007 and has significant capital expenditure commitments. As of March 31, 2007, the Company has received oil and gas revenue from its initial wells, and will require significant additional funding to sustain its operations and satisfy its contractual obligations for its planned oil and gas exploration and development operations. These factors, among others, may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to fund its planned operations and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity and/or debt financing which will enable the Company to continue in existence and establish itself as a going concern. The Company has sold approximately $72.5 million of notes, convertible notes and common stock through March 31, 2007. Subsequent to March 31, 2007 the Company has received an additional $2,500,000 under a mezzanine financing arrangement, and $1,500,000 from a private investor pursuant to a loan commitment. (See Notes 9 and 13.) Management believes that the Company will be successful in raising additional funding to have sufficient capital to meet its obligations for its planned operations.

         DEVELOPMENT STAGE

         The Company is considered a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, and its principal activities since inception have been raising capital through the sale of common stock and convertible notes and the acquisition of oil and gas properties in the Western United States and Australia. The Company has commenced initial test production from its first wells in the Piceance Basin of Colorado; however, management does not consider that the Company has commenced principal operations as of March 31, 2007.

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include PetroHunter for the three and six months ended March 31, 2007. For the three and six months ended March 31, 2006, the consolidated financial statements are those of GSL. All significant intercompany transactions have been eliminated upon consolidation.

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

         Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. As of March 31, 2007, the Company has no proved reserves, has received revenue from testing and production on its initial wells, and all oil and gas property costs are considered to be unevaluated and are recorded at the lower of cost or estimated fair market value.

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

         REVENUE RECOGNITION

         The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells. The Company may have an interest with other producers in certain properties, in which case the Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company also reduces revenue for other owners' gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company's remaining over- and under-produced gas balancing positions will be considered in the Company's proved reserves. The Company has no gas balancing arrangements in place at March 31, 2007. Oil and gas sold is not significantly different from the Company's product entitlement.

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         IMPAIRMENT

         The Company applies SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, the method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations. The Company's unproved properties are evaluated periodically for the possibility of potential impairment. During the three months ended March 31, 2007, management of the Company determined not to proceed with further evaluation or exploration of its South Bronco project in the Piceance Basin of Colorado, charged to operations an impairment expense of $550,790.

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

         The Company's financial statements are based on a number of significant estimates, including oil and gas reserve quantities, which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

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

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         LOSS PER COMMON SHARE

         Basic (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Convertible equity instruments such as stock options and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti-dilutive. The dilutive weighted average number of common shares outstanding excluded potential common shares from stock options and warrants of approximately 48,701,500 for the period ended March 31, 2007.

         SHARE BASED COMPENSATION

         The Company had followed Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees," and related interpretations, through September 30, 2005 which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements. Additionally, the Company has recognized compensation expense in the financial statements for awards granted to non-employees, which must be re-measured each period under the mark-to-market, as required under EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." The Company previously adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure," through disclosure only.

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

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SHARE BASED COMPENSATION (Continued)

         As of March 31, 2007, options to purchase an aggregate of 33,295,000 shares of the Company's common stock were outstanding, of which 10,759,000 are exercisable. These options were granted to the Company's officers, directors and consultants in August of 2005 and 2006, and February 2007, generally vesting 20% at grant date and 20% per year on the anniversary of the grant date for the next four years. Each option has an exercise price equal to the fair market value per share of the Company's common stock at the date of grant and each option expires and terminates, if not exercised sooner, five years from the grant date. Stock-based compensation expense of $2,055,591 and $3,616,724 before tax, was charged to operations as compensation expense for the three and six months ended March 31, 2007.

         CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. Restricted cash at March 31, 2007 consists of certificates of deposit underlying letters of credit for exploration permits, state and local plugging and abandonment bonds and guarantees to vendors.

         CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company maintains cash accounts at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. On occasion, the Company may have cash in banks in excess of federally insured amounts. The Company believes that credit risk associated with cash is remote.

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

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 3 - AGREEMENT WITH MAB RESOURCES LLC

         Effective January 1, 2007, the Company and MAB Resources LLC ("MAB") entered into an Acquisition and Consulting Agreement (the "MAB Consulting Agreement"), as amended, which replaced in its entirety the Management and Development Agreement (the "Development Agreement") entered into July 1, 2005, and materially revised the relationship between MAB and the Company. MAB is a Delaware limited liability company and the largest shareholder of the Company. MAB is in the business of oil and gas exploration and development. Under the terms of the Consulting Agreement:

         o The Company's working interest in all its oil and gas properties doubled (from 50% undivided interest in the properties to 100%);
         o The Company's prior obligation to carry MAB for its 50% portion of the first $700 million in capital costs was eliminated;
         o The Company's aggregate monthly payments to MAB related to the existing properties were reduced from $600,000 to (i) $25,000 for consulting, plus (ii) $225,000 for payments under a $13.5 million promissory note as partial consideration for MAB's assignment of its previous undivided 50% working interest in the properties;
         o MAB's 3% overriding royalty was increased to 5% (the "Override"), but the Override does not apply to the Company's Piceance II properties, and does not apply to the extent that the Override would cause the Company's net revenue interest under an oil and gas lease to be less than 75%;
         o MAB will receive 7% of the issued and outstanding shares of PetroHunter Australia, as of the date that the Company receives PetroHunter Australia shares in consideration for the Company's assignment of its rights and obligations in the Northern Territory (Australia) permits to PetroHunter Australia.

         The MAB Consulting Agreement also provides for the issuance of 50,000,000 shares of the Company's common stock to MAB. MAB has the right and opportunity to receive up to an additional 50,000,000 shares, to be issued over a five-year period in specified numbers of shares that are tied to the Company's performance in booking reserves. The MAB Consulting Agreement, including the monthly payments to MAB, terminates after five years, except MAB's overriding royalty continues for the life of the properties.

         The Company has  accounted  for the  acquisition  component  of the MAB
         Consulting Agreement in accordance with the purchase accounting provisions of SFAS 141 "Business Combinations." Accordingly, the Company has capitalized as oil and gas properties the $13,500,000 promissory note and the $81,000,000 fair market value of the 50,000,000 shares issued to MAB, based on the trading price of the Company's common stock on the trading date immediately preceding the effective date of the transaction. The $25,000 per month consulting fees are charged to operations as incurred.

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

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

         On November 28, 2006, MAB entered into an agreement with Maralex Resources, Inc. and Adelante Oil & Gas, LLC (collectively, "Maralex") for the acquisition and development of the Jack's Pocket Prospect in Garfield County, Colorado (the "Maralex Agreement"). Under the terms of the Maralex Agreement, an initial payment of $100,000 was made upon execution and the balance of $2.9 million cash and issuance of 2,428,100 shares of the Company's common stock was due on January 15, 2007. The Company has recorded the $2.9 million obligation as a contract payable and the fair market value of the shares to be issued of $4,127,770, based on the closing price of the Company's common stock as of the date of the Maralex Agreement. Effective January 12, 2007, the Maralex Agreement was amended to extend the payment terms of the cash due through March 15, 2007, and increase the number of shares to be issued by 571,900, to a total of 3,000,000 shares. On January 16, 2007, the Company issued 3,000,000 shares to the sellers and recorded as interest expense, transaction finance costs of $983,668 representing the market value of the 571,900 incremental shares. On January 17, 2007, the Company made a payment of $500,000 on the amount due. Effective March 26, 2007, the Maralex Agreement was further amended to increase the amount of cash due under the Agreement by $200,000 and to amend the payment terms to $325,000 due on April 20, 2007 and $2,275,000 due on April 30, 2007. The incremental $200,000 has been recorded as interest expense in the three months ended March 31, 2007. The Company is currently negotiating to further extend the terms. In the event the Company is not able to reach an agreement to extend the terms, the Company might become subject to a penalty or damages related to its failure to timely meet its obligations.

         On November 14, 2006, the Company and Lakes Oil N.L. entered into an agreement (the "Lakes Agreement") under which they will jointly develop Lakes Oil's onshore petroleum prospects (focusing on unconventional gas resources) in the Gippsland and Otway basins in Victoria, Australia. The arrangement is subject to various conditions precedent, including completion of satisfactory due diligence, and the satisfactory processing of certain retention lease applications. Under the Lakes Agreement, the Company or its subsidiary company Sweetpea will initially farm into 33-1/3% of Lakes Oil's permits by spending $7 million in Lakes Oil's permits. In addition, the Company will subscribe for $3 million in new shares in Lakes Oil at 1.5 cents (Australian). The Company will also have the right to increase its position in Lakes Oil's permits with two further 16-2/3% farm-in tranches of $10 million each, exercisable within 12 months and 24 months, respectively, from the date of the first closing under the Agreement (the "Closing"). Under the Lakes Agreement, the Company has the right to participate in the same proportion in any permits which are non-contiguous to existing permits acquired by Lakes within two years from the Closing, and any contiguous permits acquired by Lakes moving forward, and the Company has a first right of refusal in other permits acquired by Lakes within five years from the Closing. The Company is to assume Lakes Oil's position as operator of the permits.

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

         The PSA provides for the Company to pay $45 million to acquire all of Galaxy's and Dolphin's oil and gas interests in Sheridan, Johnson, Converse and Campbell Counties in Wyoming, and in Big Horn, Custer, Powder River and Rosebud Counties in Montana. The purchase price will be $20 million in cash and $25 million in shares of the Company's common stock. Closing of the transaction will be subject to approval by Galaxy's senior lenders, approval in its discretion of all matters by the Company's Board of Directors, including the Company receiving financing on terms acceptable to it, and various other terms and conditions. Closing of the transaction, which was originally scheduled to occur by February 28, 2007, has been extended until May 31, 2007. Either party may terminate the agreement if the closing has not occurred by May 31, 2007. The Company has paid to Galaxy a $2 million earnest money payment due under the terms of the agreement and has advanced an additional $243,777 towards operating costs of the assets to be acquired. In the event the sale is not consummated, the amounts advanced to Galaxy will be converted to unsecured notes payable by Galaxy to the Company.

         On March 21, 2007, the Company entered into a Partial Assignment of Contract and Guarantee (the "Assignment") with MAB. Pursuant to this Assignment, the Company assigned MAB its right to purchase an undivided 45% interest in oil and gas interests in the Powder River Basin of Wyoming and Montana, which right PetroHunter obtained in the PSA with Galaxy. As consideration for the Assignment, MAB assumed the Company's obligation under the PSA to pay Galaxy $25 million in PetroHunter common stock. MAB also agreed to indemnify the Company against costs relating to or arising out of the termination or breach of the PSA by Galaxy or Dolphin, and MAB agreed to guarantee the payment of principal and interest due to the Company in the event the PSA does not close.

         The Company's exploration projects continue to be evaluated, and management believes that the carrying costs of these projects are recoverable. Should the Company be unsuccessful in its exploration activities, the carrying cost of these prospects will be charged to operations. The Company charged to operations all property development costs incurred to MAB under the related EDA's. None of the Company's projects had production as of the date of acquisition and, as of March 31, 2007, the Company had received revenues from initial testing and production on certain of its projects.

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 5 - DUE FROM JOINT INTEREST OWNER

         The Company has been in negotiations with an unrelated third party oil and gas operator (the "Third Party") to exchange leasehold interests in certain oil and gas leases in the Piceance Basin of Colorado held by the Company for interests in certain oil and gas leases held by the Third Party in the Piceance Basin. During the six months ended March 31, 2007, the Company had drilled, as operator, seven wells on oil and gas leases which are subject to the above described negotiations. The Company's record title interest in the leases on which the seven wells were drilled is currently 15.4%. As of March 31, 2007 the Company has recorded only its share of costs in the seven wells, based upon its 15.4% record title interest, as oil and gas properties, and has recorded the 84.6% of costs incurred on behalf of the Third Party, as Due From Joint Interest Owner. At March 31, 2007, this amount totaled $10,618,987. In the event the negotiations are successfully consummated, the Company's interest in those leases will increase to 100% and the balance Due From Joint Interest Owner will be reclassified to Oil and Gas Properties. In the event the negotiations are not successfully consummated, the Third Party will be obligated to reimburse the Company for all costs incurred for the Third Party's 84.6% working interest. Management believes the transaction will be successfully consummated in the third quarter of fiscal 2007, and that the amounts classified as Due from Joint Interest Owner at March 31, 2007 will subsequently be reclassified to Oil and Gas Properties.

NOTE 6 - ASSET RETIREMENT OBLIGATION

         SFAS 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties.

         The following table summarizes activity related to the accounting for asset retirement obligations for the six months ended March 31, 2007 and 2006:

                                                                     2007          2006
                                                               -----------------------------
         Asset retirement obligations, beginning of period     $    522,054    $          -
         Liabilities incurred                                        15,755               -
         Revisions to estimates                                    (213,825)
         Liabilities settled                                              -               -
         Accretion expense                                            2,119               -
                                                               -------------   -------------

         Asset retirement obligations, end of period           $    326,103    $          -
                                                               =============   =============

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 7 - CONVERTIBLE NOTES

         Prior to the merger with GSL on May 12, 2006, Digital entered into five separate loan agreements, aggregating $400,000, due one year from issuance, commencing October 11, 2006. The loans bear interest at 12% per annum, are unsecured, and are convertible at the option of the lender, at any time during the term of the loan or upon maturity, at a price per share equal to the closing price of the Company's common shares on the OTC.BB market on the day preceding notice from the lender of its intent to convert the loan. As of March 31, 2007, the Company was in default on payment of an aggregate $350,000 of notes that matured.

         In December 2006, PetroHunter Australia, commenced the sale, pursuant to a private placement, of up to $50,000,000 of convertible notes. As of January 8, 2007, the Company had received proceeds of $1,530,000 from the offering. In February 2007, the Company terminated the offering, agreeing to refund $30,000 to four investors, and converting $1,500,000 from one investor as the initial funding under a Credit and Security Agreement entered into January 9, 2007. (See Note 9)

NOTE 8 - NOTE PAYABLE - RELATED PARTY

         Effective January 1, 2007, in conjunction with the MAB Consulting Agreement, the Company issued a $13.5 million promissory note (the "MAB Note") as partial consideration for MAB's assignment of its undivided 50% working interest in the oil and gas properties (Note 3). The MAB
         Note bears interest at a rate equal to LIBOR and requires monthly principal payments of $225,000 plus interest commencing January 31, 2007. As of March 31, 2007, the outstanding balance of the MAB Note was $13,050,000 of which $2,925,000 was currently due.

NOTE 9 - NOTES PAYABLE

         On January 9, 2007, the Company entered into a Credit and Security Agreement (the "Financing") with Global Project Finance AG, a Swiss company, for mezzanine financing in the amount of $15 million. The Financing provides for an interest rate of 6.75% over prime, and is secured by a first perfected lien on the Company's assets, limited to the specific portion of the assets to which the loan proceeds are applied by the Company. The Company has applied most of the proceeds of this loan to its drilling and development operations in the Piceance Basin, Colorado. The terms of the Financing also provide for the issuance of 1,000,000 warrants of the Company's shares upon execution of the Financing, and an additional 200,000 warrants, for each $1 million draw down of the credit facility up to $15 million. The warrants will be exercisable for five years after the date of the Financing. The exercise price of the warrants will be equal to 120% of the weighted average price of the Company's stock for the 30 days immediately prior to each warrant issuance date. The fair value of the warrants was estimated as of each respective issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on market price of at issue date, zero dividends, expected volatility of 69.6%% to 71.4%, risk free interest rate of 4.75% and expected life of 2.5 years. The fair value of the debenture warrants of $1,953,719 was recorded as a discount to the note and is being amortized over the life of the note. During the three months ended March 31, 2007, amortization of discount in the amount of $140,841 was included in interest expense.

         Global Project Finance AG and its controlling shareholder were shareholders of the Company prior to the Financing. The initial draw down of $1,500,000 was converted from the PetroHunter Australia convertible note offering (see Note 7). As of March 31, 2007, the Company has drawn down $12,500,000 on the credit facility.

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 10 - STOCKHOLDERS' EQUITY

         COMMON STOCK

         In conjunction with the acquisition of properties under the Maralex Agreement (see Note 4) the Company issued 3,000,000 shares of its common stock as partial consideration for the acquisition.

         COMMON STOCK SUBSCRIBED

         On  November  6,  2006,  the  Company  commenced  the sale of a maximum
         $125,000,000 pursuant to a private placement of units at $1.50 per unit. Each unit consisted of one share of the Company's common stock and one-half common stock purchase warrant. A whole common stock purchase warrant entitled the purchaser to acquire one share of the Company's common stock at an exercise price of $1.88 per share through December 31, 2007. In February 2007, the Board of Directors determined that the composition of the units being offered would be restructured, and those investors who had subscribed in the offering would be offered the opportunity to rescind their subscriptions or to participate on the same terms as ultimately defined for the restructured offering. As of March 31, 2007, the Company has received subscriptions for $3,067,500 for the sale of units pursuant to the private placement, of which $2,250,000 was from a related party, and has recorded the proceeds and outstanding subscriptions from the offering as "Common Stock Subscribed".

         COMMON STOCK ISSUABLE

         The  Company  has  agreed  to  issue  its  common   stock  for  certain
         transactions as described below. As of March 31, 2007, the shares have not been issued and the value of the shares, calculated based upon the trading price of the stock on the commitment date, is included in "Common Stock Issuable" as of that date:
             o 50,000,000 shares in connection with the MAB Consulting Agreement (see Note 3) as partial consideration for the acquisition, valued at $81,000,000;
             o    424,528 shares related to the cash investment of $300,000
                  from an unrelated third  party, valued at $450,000;
             o    256,000  shares  to  a unrelated  consultant  as  partial
                  consideration for finders fees and consulting services related to the Maralex Agreement (see Note 4), valued at $382,450; and
             o    121,250   shares  to   an   unrelated   individual,   for
                  commissions on the sale of the Company's convertible debt
                  offering   in   2006,   valued  at  $200,000. This amount
                  represents the settlement of a previous dispute regarding
                  the  amount  of   commission  on   the   debt   offering.
                  Accordingly, the $200,000 has been recorded as finance costs and charged to operations as interest expense in the three months ended March 31, 2007.

         STOCK OPTION PLAN

         The Company adopted the 2005 Stock Option Plan (the "Plan"), as amended. Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company's common stock at the date of grant. Options may be granted to key employees and other persons who contribute to the success of the Company. The Company has reserved 40,000,000 shares of common stock for the plan. At March 31, 2007, options to purchase 6,705,000 shares were available to be granted pursuant to the stock option plan.

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

         In February 2007, the Company granted 500,000 options to each of two directors. The options were granted at an exercise price of $1.38 per share and vest 50% at grant and 50% one year from grant. There were no options cancelled, forfeited or exercised during the period ended March 31, 2007. The fair value of options granted during the period, calculated using the Black Scholes option pricing model and under the following assumptions: expected option term, 2.75 years; risk free interest rate, 4.75%; dividend yield, -0- and expected volatility, 70.35%, resulted in a fair value of $0.66 per share.

         WARRANTS

         The following stock purchase warrants were outstanding at March 31, 2007:

            NUMBER OF SHARES          EXERCISE PRICE             EXPIRY DATE
             34,442,500 (1)               $1.00                      2011
              3,500,000 (2)             $1.30-$2.10                  2012

         (1) During 2006, the Company issued 35,442,500 stock purchase warrants in conjunction with the unit sale of common stock. The warrants are exercisable for a period of five years from date of issuance at an exercise price of $1.00 per share.

         (2) Pursuant to the Credit and Security Agreement entered into on January 9, 2007 (Note 9) the Company issued 1,000,000 stock purchase warrants upon execution of the Credit Agreement, and an additional 2,500,000 warrants for draws on the facility. The warrants are exercisable for five years from the date of draw. The exercise price of the warrants is 120% of the weighted average price of the Company's stock for the 30 days immediately prior to each warrant issuance date.

NOTE 11 - RELATED PARTY TRANSACTIONS

         During the three months ended March 31, 2007, pursuant to the MAB Agreement and the $13.5 million promissory note issued thereunder (see
         Note 3), the Company incurred interest expense of $179,719 and made principal payments of $450,000. As of March 31, 2007, the Company owed MAB principal and accrued interest of $13,229,719 under the terms of the promissory note.

         During the six months ended March 31, 2007, the Company incurred $75,000 of consulting fees pursuant to the MAB Agreement and $1,815,000 in property development costs to MAB under the Development Agreement between MAB and the Company. At March 31, 2007, in addition to the amount due under the promissory note as discussed above, MAB was owed $779,331 by the Company.

         On March 21, 2007, the Company entered into a Partial Assignment of Contract and Guarantee (the "Assignment") with MAB. Pursuant to this Assignment, the Company assigned MAB its right to purchase an undivided 45% interest in oil and gas interests in the Powder River Basin of Wyoming and Montana, which right the Company obtained in the PSA with Galaxy (see Note 4). As consideration for the Assignment, MAB assumed the Company's obligation under the PSA to pay Galaxy $25 million in PetroHunter common stock. MAB also agreed to indemnify the Company against costs relating to or arising out of the termination or breach of the PSA by Galaxy or Dolphin, and MAB agreed to guarantee the payment of principal and interest due to the Company in the event the PSA does not close.

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 11 - RELATED PARTY TRANSACTIONS (CONTINUED)

         At March 31, 2007, the Company is owed $73,619 from MAB for oil and gas revenues for its share of initial production earned through December 31, 2006 pursuant to the Development and EDA agreements with MAB.

         In June 2006, the Company entered into an Office Sharing Agreement with Falcon Oil & Gas Ltd. ("Falcon") for office space in Denver, Colorado, of which Falcon is the lessee. Under the terms of the agreement, Falcon and the Company share, on an equivalent employee cost basis, all costs related to the office space, including rent, office operating costs, furniture and equipment and any other expenses related to the operations of the corporate offices. The 75% owner of the largest single shareholder of the Company is also the Chief Executive Officer and a Director of Falcon. At March 31, 2007, Falcon owed the Company $109,952 for Falcon's share of costs incurred pursuant to the agreement.

         During the six months ended March 31, 2006, the Company incurred consulting fees related to services provided by its officers in the aggregate amount of $420,531; and incurred $1,520,000 in property development costs to MAB under the Development Agreement between MAB and the Company.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

         CONTINGENCIES

         The Company may from time to time be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. The Company is not currently involved in any such incidental litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

NOTE - 13 - SUBSEQUENT EVENTS

         In April 2007, the Company received additional advances of $2.5 million under the terms of the Credit and Security Agreement (see Note 9); and additional advances from the same lender of $1.5 million pursuant to another loan agreement presently being negotiated.

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

         In October 2006, GSL Energy Corporation ("GSL") changed its name to PetroHunter Operating Company. On November 8, 2005, GSL formed Paleotechnology, Inc. ("Paleo") as a wholly-owned subsidiary for the purpose of exploring and developing new products and processes using by-products of petroleum extraction environments. On September 11, 2006, PetroHunter formed PetroHunter Heavy Oil Ltd. as a wholly-owned subsidiary for the purpose of holding and developing its heavy oil assets. Effective September 30, 2006, PetroHunter acquired 50% of the outstanding common shares of Sweetpea Corporation Pty Ltd ("Sweetpea"), an Australian corporation; and effective January 1, 2007 acquired the remaining 50%. Sweetpea is the record owner of four exploration permits issued by the Northern Territory of Australia. On October 20, 2006, PetroHunter formed PetroHunter Energy NT Ltd., now known as PetroHunter Australia Ltd. ("PetroHunter Australia") for the purpose of holding and developing its assets in Australia. Collectively, PetroHunter and its subsidiaries are referred to herein as the "Company," "we," "us" or "our".

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

MAB RESOURCES LLC

         Effective January 1, 2007, we entered into an entered into an Acquisition and Consulting Agreement (the "Consulting Agreement"), as amended, with MAB Resources LLC ("MAB"), which replaced in its entirety the Management and Development Agreement (the "Development Agreement") entered into July 1, 2005, and materially revised our relationship with MAB. MAB is a Delaware limited liability company and our largest shareholder. MAB is in the business of oil and gas exploration and development. Under the terms of the Consulting
Agreement:

             o    Our working interest in all our oil and gas properties doubled
                  (from 50% undivided interest in the properties to 100%);
             o    Our prior obligation to carry MAB for its 50% portion of the first $700 million in capital costs was eliminated;
             o Our aggregate monthly payments to MAB related to the existing properties were reduced from $600,000 to (i) $25,000 for consulting, plus (ii) $225,000 for payments under a $13.5 million promissory note as partial consideration for MAB's assignment of its previous undivided 50% working interest in the properties;
             o MAB's 3% overriding royalty was increased to 5% (the "Override"), but the Override does not apply to our Piceance II properties, and does not apply to the extent that the Override would cause our net revenue interest under an oil and gas lease to be less than 75%;
             o MAB will receive 7% of the issued and outstanding shares of PetroHunter Australia, as of the date that we receive PetroHunter Australia shares in consideration for our assignment of our rights and obligations in the Northern Territory (Australia) permits to PetroHunter Australia.

         The new agreement also provides for the issuance of 50 million shares of our common stock to MAB. MAB has the right and opportunity to receive up to an additional 50 million shares, to be issued over a five-year period in specified numbers of shares that are tied to our performance in booking reserves. The entire Consulting Agreement, including the monthly payments to MAB, terminates after five years, except MAB's overriding royalty continues for the life of the properties.

         The transfer of MAB's working interest for our shares (including the carried interest), the revised override and MAB foregoing monthly capital cost advances, were analyzed by an independent economic evaluator, who, in a report dated April 10, 2007, concluded the transaction was fair to our existing shareholders.

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

         The purchase price for Powder River Basin Assets is $45 million, with $20 million to be paid in cash and $25 million to be paid in shares of our common stock.

         Closing of the transaction is subject to approval by Galaxy's secured noteholders, approval of all matters in its discretion by our Board of Directors, including the Company obtaining outside financing on terms acceptable to its Board of Directors, and various other terms and conditions. Either party may terminate the agreement if closing has not occurred by May 31, 2007.

         In January 2007, we paid to Galaxy a $2 million earnest money payment due under the terms of the agreement. In the event the closing does not occur for any reason other than a material breach by us, the deposit shall convert into a promissory note (the "Note"), payable to us, and shall be an unsecured subordinated debt of both Galaxy and Dolphin, which is payable only after repayment of Galaxy's and Dolphin's senior indebtedness.

         We became the contract operator of the Powder River Basin Assets beginning January 1, 2007. At closing, the operating expenses incurred by us as the contract operator will be credited toward the purchase price, or if closing does not occur, will be added to the principal amount of the Note.

         On March 21, 2007, we entered into a Partial Assignment of Contract and Guarantee (the "Assignment") with MAB. Pursuant to this Assignment, we assigned MAB our right to purchase an undivided 45% interest in oil and gas interests in the Powder River Basin Assets, which right we obtained in the PSA with Galaxy. As consideration for the Assignment, MAB assumed our obligation under the PSA to pay Galaxy $25 million in PetroHunter common stock. MAB also agreed to indemnify us against costs relating to or arising out of the termination or breach of the PSA by Galaxy or Dolphin, and MAB agreed to guarantee the payment of principal and interest due to us in the event the PSA does not close.

PRODUCTION AND PRICES

         The following table sets forth information regarding net production of oil and natural gas, and certain price and cost information for quarters ended March 31, 2007, December 31, 2006 and the fiscal year ended September 30, 2006. We did not have any production during the comparable periods of the prior year.

------------------------------------------------------------------------------------------------------------------
                                       FOR THE QUARTER              FOR THE QUARTER           FOR THE FISCAL YEAR
                                       ENDED MARCH 31,               ENDED DECEMBER                   ENDED
                                            2007                        31, 2006               SEPTEMBER 30, 2006
------------------------------------------------------------------------------------------------------------------
PRODUCTION DATA:
------------------------------------------------------------------------------------------------------------------
Natural gas (Mcf)                             495,764                      142,229                          5,822
------------------------------------------------------------------------------------------------------------------
Oil (Bbls)                                      3,485                          584                            -0-
------------------------------------------------------------------------------------------------------------------
AVERAGE PRICES:
------------------------------------------------------------------------------------------------------------------
Natural gas (per Mcf)                           $5.59                        $5.17                          $6.12
------------------------------------------------------------------------------------------------------------------
Oil (per Bbl)                                  $54.13                       $58.29                             --
------------------------------------------------------------------------------------------------------------------

PRODUCTIVE WELLS

         The following table summarizes information at March 31, 2007, relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

--------------------------------------------------------------------------------------------------------------------------------
                                                     GROSS                                                NET
--------------------------------------------------------------------------------------------------------------------------------
LOCATION                            OIL               GAS             TOTAL             OIL               GAS             TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Colorado                             --                22               22               --               7.2              7.2
--------------------------------------------------------------------------------------------------------------------------------
Utah                                 --                --               --               --                --               --
--------------------------------------------------------------------------------------------------------------------------------
Montana                               2                --                2              2.0                --               2.0
--------------------------------------------------------------------------------------------------------------------------------
Australia                            --                --               --               --                --               --
--------------------------------------------------------------------------------------------------------------------------------
TOTAL                                 2                22               24              2.0                7.2              9.2
--------------------------------------------------------------------------------------------------------------------------------

ACREAGE POSITIONS

         As of March 31, 2007, we owned interests in the following developed and undeveloped acreage positions. Undeveloped acreage refers to acreage that has not been placed in producing units.

----------------------------------------------------------------------------------------------------------------------
                                              DEVELOPED                                        UNDEVELOPED
----------------------------------------------------------------------------------------------------------------------
LOCATION                        GROSS ACRES               NET ACRES               GROSS ACRES               NET ACRES
----------------------------------------------------------------------------------------------------------------------
Colorado                              480.0                   102.2                  25,759.0                19,736.8
----------------------------------------------------------------------------------------------------------------------
Utah                                      0                       0                 173,738.0               173,738.0
----------------------------------------------------------------------------------------------------------------------
Montana                                80.0                    80.0                  93,515.0                72,734.0
----------------------------------------------------------------------------------------------------------------------
Australia                                 0                       0               7,000,000.0             7,000,000.0
----------------------------------------------------------------------------------------------------------------------
TOTAL                                 560.0                   182.2               7,293,012.0             7,266,208.8
----------------------------------------------------------------------------------------------------------------------

SUMMARY OF DEVELOPMENT AND EXPLORATION PROJECTS AND PLAN OF OPERATIONS

         The following is an update of our production and exploration areas and significant projects. While actively pursuing specific production and exploration activities in each of the following areas, we continually review additional acquisition opportunities in our core areas that meet our exploration criteria.

HEAVY OIL PROPERTIES

         GREAT SALT LAKE, UTAH. We have 173,738 net mineral acres under lease (covered by approximately 78 leases) on two principal properties, the West Rozel Field and Gunnison Wedge prospect in the Great Salt lake of Utah. Careful review of our drilling plan has resulted in planning to drill six vertical wells in the West Rozel Field. The six wells have been sited according to geology and the Utah State drilling regulations. Permits are being prepared for the six wells. Site visit was conducted to meet with the land owner for access to the lake from Little Valley Harbor.

         PetroHunter is negotiating an extension to the current acquisition agreement due to delays caused by the previous negotiations between the Utah government and interested parties. These negotiations are complete and this allows for our permitting to be undertaken.

         FIDDLER CREEK, MONTANA. We have completed major geologic studies on the 23,795 net acres on four anticlines on the northern portion of the Big Horn Basin, which extends from north central Wyoming into southern Montana. These properties encompass significant portions of Roscoe Dome, Dean Dome, Fiddler Creek and MacKay Domes, which we believe have significant estimated in place oil reserves. These structures are large asymmetric anticlines with proven production from several Cretaceous horizons; i.e., the Upper Greybull Sandstone, the Lower Greybull Sandstone and the Pryor Sandstone. The geology studies have identified locations that appear to have the most potential. The current program is in Fiddler Creek for one re-completion, one vertical well and one horizontal well; Roscoe Dome has two re-completions and one horizontal well; Dean Dome is one re-completion and two vertical wells. As the program proceeds refinements will be made based on results.

         PROMISED LAND, MONTANA. We have acquired 49,120 net acres in a resource play evaluating heavy oil reservoirs in Jurassic Swift Formation and lower Cretaceous Bow Island and Sunburst Sandstone reservoirs in north central Montana. The Swift reservoirs were deposited in a shallow marine to estuarine depositional setting. The Swift sandstones are commonly oil saturated in the area, and most well tests report oil shows in the Swift. The reservoirs are up to 60 feet thick and composed of high quality sandstone, averaging about 20 percent porosity and permeabilities range up to one Darcy. The oil gravities range from 10o to 22o API with viscosities of 1500 centipoise to greater than 50,000 centipoise at 125oF. Additional conventional petroleum potential is possible in Devonian Duperow and Nisku formations, and in the Mississippian Madison Formation. We are now evaluating a seismic program to better define locations for an initial drilling program.

         We do not have any drilling commitments with respect to this property.

         PLAN OF OPERATIONS. We anticipate that, over the next twelve months, we will incur the following costs related to our heavy oil prospects in Montana and
Utah:

             o $5,000,000 to $7,000.000 to add land in Montana in areas where we have already completed acquisitions;

             o $7,000,000 to $14,000,000 in connection with the Fiddler Creek project, to include drilling, completion and production facilities; and

             o $15,000,000 to $21,000,000 in connection with the Great Salt Lake project, to include project design, project equipment procurement, site infrastructure development and initial drilling.

PICEANCE BASIN, COLORADO PROPERTIES

         BUCKSKIN MESA PROJECT. A 26-square mile 3D seismic survey has been licensed, re-processed, and interpreted to focus initial drilling in areas of thickest pay and enhanced fracturing. We have acquired approximately 20,000 net acres of leasehold in Rio Blanco County, Colorado. We have applied for and received six approved drilling permits to test targets in the Cretaceous Mesa Verde Group. We have drilled and cased our first well at Buckskin mesa, the Anderson 6-16, with a total depth of 10,785 feet. Log analysis indicates a gross pay interval in excess of 3,500 feet, with a net pay of 600 feet. Gas shows during drilling averaged 3,000 units with peaks as high as 20,000 units. We have drilled and cased the Anderson 13-19 to a total depth of 10,835 feet. This well also had gas shows during drilling. Log analysis of the second well indicates net pay of 572 feet. The third well, Lake 16-21, was cased on April 9, 2007 and has net sandstone pay of 590 feet.


         PICEANCE II PROJECT. As of March 31, 2007, we had interests in 19 producing wells, 18 wells waiting on completion, and 1 well is being drilled.

         Production is from frac-stimulated perforations in stacked sands of the fluvial Williams Fork formation.

         On November 28, 2006, we executed a purchase and sale agreement with Maralex Resources, inc. and Adelante oil & Gas, LLC (collectively "Maralex") for the acquisition and development of 2,000 net acres in the Jack's Pocket Prospect in Garfield County, Colorado. Under the terms of the agreement, an initial payment of $100,000 was made upon execution and the balance of $2.9 million cash and issuance of 2,428,100 shares of our common stock was due on January 15, 2007. Effective January 12, 2007, the agreement was amended to extend the payment terms of the cash due through March 15, 2007, and increase the shares to be issued to 3 million. These shares have been issued as of January 31, 2007. Effective March 26, 2007, the agreement was further amended to extend the payment terms. We are obligated to drill four wells on these leases during 2007.

         The Company has been in negotiations with an unrelated third party oil and gas operator (the "Third Party") to exchange leasehold interests in certain oil and gas leases in the Piceance Basin of Colorado held by the Company for interests in certain oil and gas leases held by the Third Party in the Piceance Basin. During the six months ended March 31, 2007, the Company had drilled, as operator, seven wells on oil and gas leases which are subject to the above described negotiations. The Company's record title interest in the leases on which the seven wells were drilled is currently 15.4%. As of March 31, 2007 the Company has recorded only its share of costs in the seven wells, based upon its 15.4% record title interest, as oil and gas properties, and has recorded the 84.6% of costs incurred on behalf of the Third Party, as Due From Joint Interest Owner. At March 31, 2007 this amount totaled $10,618,987. In the event the negotiations are successfully consummated the Company's interest in those leases will increase to 100% and the balance Due From Joint Interest Owner will be reclassified to Oil and Gas Properties. In the event the negotiations are not successfully consummated, the Third Party will be obligated to reimburse the Company for all costs incurred for the Third Party's 84.6% working interest. Management believes the transaction will be successfully consummated in the third quarter of fiscal 2007, and that the amounts classified as Due from Joint Interest Owner at March 31, 2007 will subsequently be reclassified to Oil and Gas Properties.

         PLAN OF OPERATIONS. We expect that the development of our Colorado properties will include: (i) continued drilling of wells in the southern portion of the Piceance Basin, where we expect to complete at lease 12 wells for additional gas production, and design and construction of a two-mile low pressure gathering system to connect these wells to market.

         Associated with the development of our Colorado properties, we anticipate that, over the next twelve to twenty-four months, we will incur costs of $8,000,000 to $32,000,000 to add leasehold in the Piceance II and Buckskin mesa project areas.

AUSTRALIAN PROPERTIES

         BEETALOO BASIN. Plans are to begin drilling in the Beetaloo Basin around July 1, 2007. To date, seven drilling locations have been identified based on extensive geological and geophysical analysis. These locations have been cleared through the Northern Land Council, responsible for protecting Native Lands, and permits have been submitted to the Department of Primary Industries, Fisheries and Mines located in Darwin, Northern Territory. Final drilling approval is expected in May. These locations have been staked and will be formally surveyed, also in May. Preparing drilling pads and access lines will commence the last week of May.

         Sweetpea has signed a Letter of Intent with Century Resources to provide a drilling rig for the drilling operations. The rig is currently scheduled to begin mobilizing to the Beetaloo Basin on June 15, 2007. In preparation for the drilling program, a drilling yard has been constructed in the permit area. Casing and other necessary materials are being ordered and will arrive before the first of June.

         From July through November of 2006, 686 kilometers of new 2D seismic data were acquired throughout the Beetaloo Basin. Additionally, 1000 kilometers of previously acquired 2D seismic data were reprocessed. Along, with the other existing 1500 kilometers of 2D seismic data that have not been reprocessed, geologic structure maps have been generated for the basin. Ongoing work is proceeding to delineate drilling locations beyond the initial seven locations.

         The exploration drilling program for 2007 will test several play concepts within the basin. Hydrocarbon potential exists in shallow, conventional structures (in the form of oil), and in deeper unconventional reservoirs, including fractured shales and basin centered gas accumulations. The unconventional plays may be gas and/or oil. All of the exploration wells are planned to reach a total depth in the Bessie Creek Sandstone formation. The deepest penetration is expected to be 3000 meters.

         Sweetpea currently controls 7 million contiguous acres in the Beetaloo Basin. Applications for another 1.5 million acres have been submitted to the Territory's Ministry. Sweetpea owns the existing four permits.

         GIPPSLAND AND OTWAY BASINS. On November 14, 2006, we entered into an agreement with Lakes Oil N.L. ("Lakes Oil"), under which we will jointly develop Lakes Oil's onshore petroleum prospects (focusing on unconventional gas resources) in the Gippsland and Otway basins in Victoria, Australia. Under an amendment to the original agreement, completion of the agreement is scheduled for June 30, 2007 with PetroHunter, or our subsidiary company, Sweetpea, farming into 33-1/3 of Lakes Oil's permits by spending $7 million on exploration efforts. In addition, we will subscribe for $3 million in new shares in Lakes Oil at 1.5 cents (Australian). We also have the right to increase our position in Lakes Oil's permits with two further 16-2/3% farm-in tranches of $10 million each, exercisable within 12 months and 24 months, respectively.

         Under the agreement, Sweetpea will be the operator of the permits, but has signed a sub operator agreement with Lakes Oil to take advantage of their infrastructure in Victoria.

           NORTHWEST SHELF AREA. Effective February 19, 2007, the Commonwealth of Australia granted to Sweetpea an exploration permit in the shallow, offshore waters of Western Australia. The permit, WA-393-P, has a six-year term and encompasses almost 20,000 acres.

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

         Under the agreement with Lakes Oil, we or our subsidiary company, Sweetpea, will initially farm into 33-1/3% of Lakes Oil's permits by spending $7 million in Lakes Oil's permits. In addition, we will subscribe for $3 million in new shares in Lakes Oil at 1.5 cents (Australian).

CURRENT FINANCING ACTIVITIES

         To fund the planned operations described above and our fixed commitments for operating leases, delay rentals, property development fees and consulting fees and note payments to MAB totaling approximately $2,700,000 for the fiscal year ended September 30, 2007, we are engaging in financing activities. On November 6, 2006, we commenced an offering of up to $125,000,000 pursuant to a private placement of units at $1.50 per unit. Each unit consisted of one share of our common stock and one-half common stock purchase warrant. A whole common stock purchase warrant entitled the purchaser to acquire one share of our common stock at an exercise price of $1.88 per share through December 31, 2007. As of March 31, 2007, we had received $3,067,500 from the sale of units pursuant to the private placement. In February 2007, our board of directors determined that the composition of the units being offered would be restructured, and those investors who had subscribed in the offering would be offered the opportunity to rescind their subscriptions or to participate on the same terms as ultimately defined for the restructured offering.

         In December 2006, PetroHunter Australia commenced the sale, pursuant to a private placement, of up to $50,000,000 of convertible notes. As of January 8 2007, the Company had received proceeds of $1,530,000 from the offering. In February 2007, PetroHunter Australia terminated the offering, agreeing to refund $30,000 to four investors, and converting $1,500,000 from one investor as the initial funding under a Credit and Security Agreement entered into January 9, 2007, as described below.

         On January 9, 2007, we entered into a Credit and Security Agreement (the "Financing") with Global Project Finance AG, a Swiss company, for mezzanine financing in the amount of $15 million. The Financing provides for an interest rate of 6.75% over prime, and is secured by a first perfected lien on the Company's assets, limited to the specific portion of the assets to which the loan proceeds are applied by the Company. We have applied most of the proceeds of this loan to its drilling and development operations in the Piceance Basin, Colorado. The terms of the Financing also provide for the issuance of warrants to purchase 1,000,000 of our common shares upon execution of the Financing, and an additional 200,000 warrants, for each $1 million draw down of the credit facility up to $15 million. The warrants will be exercisable for five years after the date of the Financing. The exercise price of the warrants will be equal to 120% of the weighted average price of our stock for the 30 days immediately prior to each warrant issuance date. Global Project Finance AG and its controlling shareholder were shareholders of the Company prior to the Credit Agreement. As April 30, 2007, we had drawn down all $15,000,000 on the credit facility.

         Subsequent to March 31, 2007, we received an additional $1.5 million advance from Global Project Finance AG, in anticipation of a borrowing facility currently being negotiated. The terms of the borrowing facility have not been finalized as of the date of this report, but are expected to be similar to the terms of the Financing.

LIQUIDITY AND CAPITAL RESOURCES

         We had not commenced principal operations or earned significant revenue as of March 31, 2007, and are considered a development stage company. During the period from inception to March 31, 2007, we incurred a cumulative net loss of $32,782,278 and at that date have a working capital deficit of $24,744,260. In order to fund our planned exploration and development of oil and gas properties, we will require significant additional funding. We have sold approximately $72.5 million of notes, convertible notes and common stock from inception through March 31, 2007, and our management believes that we will be successful in raising additional funding to have sufficient capital to meet our obligations for our planned operations for at least the next twelve months.

         The Company at March 31, 2007 is vastly different from its existence at March 31, 2006. At March 31, 2006, we had been operating for approximately nine months, had no employees, and had acquired an interest in two properties, West Rozel and Buckskin Mesa, aggregating approximately 12,400 net mineral acres. During the 2006 fiscal year and the first six months of the current fiscal year, we added 16 employees, moved to offices in Denver, Colorado, and acquired an interest in properties aggregating approximately 7,207,000 acres.

         We funded the acquisition of these properties and the increased level of activity primarily through the sale of debt and equity securities for cash. We also issued 8,800,000 shares, valued at $0.50 per share, as partial consideration for the acquisition of oil and properties and as consideration for a finder's fee on an oil and gas prospect. At March 31, 2007, we had a working capital deficit of $24,744,260 and cash of $1,702,427. In addition, we will need to raise additional funds for our planned operations and acquisitions.

         Prior to the acquisition of PetroHunter Operating Company in May 2006, we entered into five separate loan agreements, aggregating $400,000, due one year from issuance, commencing October 11, 2006. The loans bear interest at 12% per annum, are unsecured, and are convertible, at the option of the lender at any time during the term of the loan or upon maturity, at a price per share equal to the closing price of our common stock on the OTC Bulletin Board on the day preceding notice from the lender of its intent to convert the loan. As of March 31, 2007, we were in default on payment of an aggregate of $350,000 of notes.

         CASH USED IN OPERATING ACTIVITIES. Primarily as a result of our net loss of $9,971,445, we used cash of $4,963,760 for six months ended March 31, 2007. See "Results of Operations" below for the discussion of our operating expenses. The principal adjustments to reconcile the net loss to net cash used in operating activities were stock based compensation of $3,616,724, as a result of stock options issued to employees and consultants; depreciation, depletion, amortization, impairment and accretion of $1,190,097; and common stock issued for financing costs of $1,440,918. In comparison, we used $4,531,766 of cash in operations for the six months ended March 31, 2006.

         CASH USED IN INVESTING ACTIVITIES. We used cash of $19,038,791 in investing activities during the six months ended March 31, 2007, primarily for our additions to our oil and gas properties of $5,556,386, costs incurred on behalf of joint interest owners of $10,618,987, and deposits on oil and gas property acquisitions of $2,243,777. Depending on the outcome of current negotiations with third party joint interest owners, the amount expended on behalf of the joint interest owner will either be reclassified to additions to oil and gas properties, or will be collected in the form of cash payments from the joint interest owner. We also used $525,000 for restricted cash, which are certificates of deposit underlying letters of credit for exploration permits, state and local bonds and guarantees to vendors. During the six months ended March 31, 2006, we used $7,847,782 for additions to oil and gas properties.

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

         CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities in the six months ended March 31, 2007 consisted of proceeds from promissory notes sold under a Credit and Security Agreement of $12,500,000 and proceeds from the sale of units in our private placement shares for gross proceeds of $3,067,500. Total cash provided by financing activities was $15,073,202, resulting in cash of $1,702,427 at March 31, 2007.

         It is anticipated that the continuation and future development of our business will require additional, substantial, capital expenditures. We believe cash flow from our existing producing wells and wells soon to be connected will provide sufficient funds to meet our ongoing administration and operating expenditures; however, our capital expenditure budget for the period ending December 31, 2007 will depend on our success in selling additional prospects for cash, the level of industry participation in our exploration projects, the availability of debt or equity financing, and the results of our activities. We anticipate spending approximately between $165 and $260 million on exploration and development activities during the period ending December 31, 2007. To limit capital expenditures, we may form industry alliances and exchange an appropriate portion of our interest for cash and/or a carried interest in our exploration projects. We may need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financings, a credit facility, or sales of interests in our properties, although there is no assurance additional funding will be available or that it will be available on satisfactory terms.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

         OIL AND GAS REVENUES. We generated our first revenues during the last quarter of our fiscal year ending September 30, 2006 from initial testing and production of natural gas wells in the Piceance Basin of Colorado. Revenues increased significantly for the quarter ended March 31, 2007 as the 12 wells, which had commenced production in late 2006, produced for the entire three-month period and 8 additional wells recorded initial production during the period. We sold 495,764 mcf of natural gas and 3,485 barrels of oil, generating $3,359,598 ($5.59/mcf and $54.13/bbl) of production revenues for the three months ended March 31, 2007, as compared to none for the three months ended March 31, 2006. We recorded lease operating expenses of $644,828 ($1.25/mcfe) and depreciation, depletion and amortization (DD&A) expense of $508,953 ($0.98/mcfe) for the 2007 period.

         GENERAL AND ADMINISTRATIVE. Due to the substantially increased level of activity during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, general and administrative expenses increased by $3,169,575 or 274%.

         For the quarters ended March 31, 2007 and 2006, we recorded general and administrative costs of $4,327,573 and $1,157,998, respectively, as summarized below:

-------------------------------------------------------------------------------
                                                THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------------
                                               2007                    2006
-------------------------------------------------------------------------------
Consulting fees                           $     367,539          $     222,688
-------------------------------------------------------------------------------
Insurance                                        76,613                  3,040
-------------------------------------------------------------------------------
Investor relations                              151,464                273,555
-------------------------------------------------------------------------------
Legal                                           431,680                278,675
-------------------------------------------------------------------------------
Salaries                                        597,954                      -
-------------------------------------------------------------------------------
Stock based compensation                      2,055,591                300,678
-------------------------------------------------------------------------------
Travel and entertainment                        313,160                 59,151
-------------------------------------------------------------------------------
Director fees                                    22,500                      -
-------------------------------------------------------------------------------
Office lease and expenses                       155,649                 12,708
-------------------------------------------------------------------------------
Audit and accounting                            114,601                  5,912
-------------------------------------------------------------------------------
Other expenses                                   40,822                  1,591
-------------------------------------------------------------------------------
                                          $   4,327,573          $   1,157,998
-------------------------------------------------------------------------------

    o Consulting fees increased in 2007 due the significant growth of the business after successful completion of fund raising activities and the increased use of consultants for fundraising activities, shareholder relations, and corporate activities.
    o Insurance increased due to medical insurance benefits provided for employees, cost of insurance to cover office furnishings and equipment, and directors and officers insurance.
    o Investor relations decreased in 2007 compared to 2006 when we were in the process of becoming a public company through the Stock Exchange in May 2006.
    o Legal expenses increased in 2007 due to growth of the business, particularly with regard to new financings, the renegotiation of the MAB Acquisition and Consulting Agreement, and the costs of public company reporting and compliance.
    o Increased salary expense in 2007 reflects the fact we had no employees at March 31, 2006 compared to 16 employees as of March 31, 2007.
    o Increased stock based compensation expense in 2007 reflects significantly more options granted and vested as of March 31, 2007 as compared to March 31, 2006.
    o Increased travel and entertainment expenses reflect the growth of the business, the level of operational activity both domestically and in Australia, and the increases in staff.
    o Increased director fees reflect compensation paid to three outside directors in 2007 versus none in 2006.
    o Increased office expenses reflects costs of our existing offices in Denver and Salt Lake City in 2007.
         In 2006, the Company had no office facilities.
    o Increased accounting and audit fees reflect the growth of the business, complexity of the transactions entered into and the resultant audit and review requirements subsequent to becoming a public reporting entity effective May 2006.

         PROPERTY DEVELOPMENT - RELATED. During the three months ended March 31, 2006, we incurred $820,000 in property development costs to MAB, as compared to $0 in 2007. This reduction follows the execution of the new Acquisition and Consulting Agreement with MAB, which was effective January 1, 2007, under which we no longer incur property development costs to MAB.

         DEPRECIATION, DEPLETION, AMORTIZATION, IMPAIRMENT AND ACCRETION EXPENSE. We recorded depreciation on furniture and fixtures of $43,555, depletion of oil and gas properties of $508,953, impairment expenses of $550,790 and accretion of asset retirement obligation (ARO) of $662 during the three months ended March 31, 2007. For the corresponding period of 2006 we incurred no such expenses, due to the early stage of our business and having no revenue from oil and gas operations.

         OPERATING EXPENSES. Total operating expenses for 2007 were $6,151,361, as compared to $1,977,998 in 2006.

         INTEREST EXPENSE. We incurred interest and financing expenses of $1,881,994 for 2007, as compared to $499,225 for 2006. The increase in 2007 relates primarily to financing costs paid in common stock to extend the payment terms of pending acquisitions of oil and gas properties of $1,133,668 in 2007 compared to none in 2006.

         NET LOSS. As a result of the expenses described above, we incurred a loss of $4,667,427 for 2007 as compared to $2,477,223 for 2006, increasing the loss accumulated since inception to $32,782,278.

SIX MONTHS ENDED MARCH 31, 2007 COMPARED TO SIX MONTHS ENDED MARCH 31, 2006

         OIL AND GAS REVENUES. During the six months ended March 31, 2007 we sold 637,993 mcf of natural gas and 4,069 barrels of oil, generating $3,808,474 ($5.62/mcf and $54.29/bbl) of production, as compared to none for the six months ended March 31, 2006. We recorded lease operating expenses of $806,628 ($1.22/mcfe) and DD&A of $58,721 ($0.84/mcfe) for the 2007 period.

         GENERAL AND ADMINISTRATIVE. Due to the substantially increased level of activity during the six months ended March 31, 2007 as compared to the six months ended March 31, 2006, general and administrative expenses increased by $6,129,319 or 328%.

         For the six months ended March 31, 2007 and 2006, we recorded general and administrative costs of $7,998,571 and $1,869,252, respectively, as summarized below:

-----------------------------------------------------------------------------
                                               SIX MONTHS ENDED MARCH 31,
-----------------------------------------------------------------------------
                                               2007                 2006
-----------------------------------------------------------------------------
Consulting fees                            $    603,313         $    505,579
-----------------------------------------------------------------------------
Insurance                                       145,737               11,367
-----------------------------------------------------------------------------
Investor relations                              431,911              307,420
-----------------------------------------------------------------------------
Legal                                           620,812              349,826
-----------------------------------------------------------------------------
Salaries                                      1,152,096                    -
-----------------------------------------------------------------------------
Stock based compensation                      3,616,724              506,356
-----------------------------------------------------------------------------
Travel and entertainment                        779,253              120,510
-----------------------------------------------------------------------------
Director fees                                    33,000                    -
-----------------------------------------------------------------------------
Office lease and expenses                       327,731               28,196
-----------------------------------------------------------------------------
Audit and accounting                            177,221               35,912
-----------------------------------------------------------------------------
Other expenses                                  110,773                4,086
-----------------------------------------------------------------------------
                                           $  7,998,571         $  1,869,252
-----------------------------------------------------------------------------

    o Consulting fees increased in 2007 due the significant growth of the business and the increased use of consultants for fundraising activities and shareholder relations.
    o Insurance increased due to medical insurance benefits provided for employees and cost of insurance to cover office furnishings and equipment, and directors and offices insurance coverage.
    o Investor relations increased in 2007 compared to 2006, particularly in the first fiscal quarter of 2007 during which time we employed several investor relations consultants to present our business plans to potential investors as part of fundraising efforts.
    o Legal expenses increased in 2007 due to growth of the business, particularly with regard to new financings, the renegotiation of the MAB Acquisition and Consulting Agreement, and the incremental costs of public company reporting and compliance.
    o Increased salary expense in 2007 reflects the fact we had no employees at March 31, 2006 compared to 16 employees as of March 31, 2007.
    o Increased stock based compensation expense in 2007 reflects significantly more options granted and vested as of March 31, 2007 as compared to March 31, 2006.
    o Increased travel and entertainment expenses reflect the growth of the business, the level of operational activity both domestically and in Australia, and the increases in professional staff. Additional travel of staff was required during the fundraising activities discussed above.
    o Increase in director fees reflects compensation paid to three outside directors in 2007 versus none in 2006.
    o Increased office expenses reflect costs of our existing offices in Denver and Salt Lake City in 2007 In 2006, the Company had no office facilities
    o Increased accounting and audit fees reflect the growth of the business, complexity of the transactions entered into and the resultant audit review requirements.

         PROPERTY DEVELOPMENT - RELATED. During the six months ended March 31, 2007, we incurred $1,815,000 in property development costs to MAB, as compared to $1,520,000 in 2006. The increase reflects costs associated with additional properties acquired in the second half of fiscal 2006. All 2007 costs were incurred in the first three months of fiscal 2007. Effective January 1, 2007, we executed a new Acquisition and Consulting Agreement with MAB under which we no longer incur property development costs to MAB.

         DEPRECIATION, DEPLETION, AMORTIZATION, IMPAIRMENT AND ACCRETION EXPENSE. We recorded depreciation on furniture and fixtures of $80,097, depletion of oil and gas properties of $558,405, impairment expenses of $550,790, and accretion of ARO of $805 during the six months ended March 31, 2007. For the corresponding period of 2006 we incurred no such expenses, due to the early stage of our business.

         OPERATING EXPENSES. Total operating expenses for 2007 were $11,885,296, as compared to $3,389,252 in 2006.

         INTEREST EXPENSE. We incurred interest and financing expenses of $1,909,012 for 2007, as compared to $686,660 for 2006. The increase relates primarily to financing costs paid in common stock to extend the payment terms of pending acquisitions of oil and gas properties of $1,133,668 in 2007 compared to none in 2006.

GOING CONCERN

         We have incurred a cumulative net loss $32,782,278 for the period from inception to March 31, 2007 and at March 31, 2007 have a working capital deficit of $24,744,260. We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

OFF-BALANCE SHEET ARRANGEMENTS

         From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2007, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

SCHEDULE OF CONTRACTUAL OBLIGATIONS

         The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreement for the periods specified as of March 31, 2007.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                PAYMENTS DUE BY PERIOD
------------------------------------------------------------------------------------------------------------------------------------
                                                                         LESS THAN                                         MORE THAN
    CONTRACTUAL OBLIGATIONS (1)<F1>                       TOTAL           1 YEAR          1-3 YEARS        3-5 YEARS        5 YEARS
------------------------------------------------------------------------------------------------------------------------------------
Convertible Notes Payable
   Principal                                          $    400,000     $   400,000      $          -     $          -       $     -
   Interest                                                 48,000          48,000                 -                -             -
Notes Payable Principal & Interest
      Related Party (2)<F2>                             14,919,778       3,738,110         6,220,660        4,961,008             -
      Other                                             17,063,082       2,174,383        14,888,699                -             -


------------------------------------------------------------------------------------------------------------------------------------
Office, Equipment Leases & Other                           830,388         185,907           389,129          255,352             -
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                 $ 33,261,248     $ 6,546,400      $ 21,498,488     $  5,216,360       $     -
------------------------------------------------------------------------------------------------------------------------------------
--------------------

(1)<F1> We have excluded asset retirement obligations because we are not able to precisely predict the timing for these amounts.

(2)<F2> Interest payments were calculated using actual interest rates charged through March 31, 2007 and 5.44% thereafter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements.

         OIL AND GAS PROPERTIES. We utilize the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties are computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

         Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. As of March 31, 2007, we have no proved reserves, have received revenue from testing and production on our initial wells, and all oil and gas property costs are considered to be unevaluated and are recorded at the lower of cost or estimated fair market value.

         ASSET RETIREMENT OBLIGATION. We apply SFAS 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. Asset retirement obligations ("ARO") relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties. At March 31, 2007, we had recorded an ARO of $326,103 for our initial wells under progress.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation will be effective for the fiscal year beginning October 1, 2007 for the Company. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

         In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2009; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.

          In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 was effective for the Company on October 1, 2006. The adoption of SAB 108 had no impact on our financial position or results from operations.

         In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP will be effective for the fiscal year beginning October 1, 2007 for the Company. The adoption of this FSP is not expected to have a material impact on our financial position or results from operations.

         On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our financial statements issued in 2009. We are currently evaluating the impact that the adoption of SFAS No. 159 might have on our financial position or results of operations.


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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, a wholly-owned subsidiary of the registrant, PetroHunter Australia Ltd., sold convertible notes in the aggregate amount of $25,000 to three accredited investors pursuant to the exemption from registration contained in Rule 506 of Regulation D.

The registrant sold 986,667 units, each unit consisting of one share of common stock and one-half common stock purchase warrant, to four accredited investors pursuant to the exemption from registration contained in Rule 506 of Regulation
D. No underwriters were used.

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

--------------------------------------------------------------------------------
REGULATION
   S-K
  NUMBER                                    EXHIBIT
--------------------------------------------------------------------------------
    2.3 Amendment No. 5 to Stock Exchange Agreement dated May 12, 2006 (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K dated May 12, 2006, filed May 15,
               2006)
--------------------------------------------------------------------------------
    2.4 Purchase and Sale Agreement dated December 29, 2006 between Dolphin Energy Corporation and Galaxy Energy Corporation and PetroHunter Operating Company and PetroHunter Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated December 29, 2006, filed January 4, 2007)
--------------------------------------------------------------------------------
    2.5 Second Amendment to Purchase and Sale Agreement dated February 28, 2007 (incorporated by reference to Exhibit 2.2 to the Company's amended current report on Form 8-K dated December 29, 2006, filed March 2, 2007)
--------------------------------------------------------------------------------
    2.6 Partial Assignment of Contract and Guarantee between PetroHunter Energy Corporation, PetroHunter Operating Company and MAB Resources LLC, dated March 21, 2007 (incorporated by reference to
               Exhibit 2.1 to the Company's current report on Form 8-K dated March 21, 2007, filed March 22, 2007)
--------------------------------------------------------------------------------
    2.7 Third Amendment to Purchase and Sale Agreement dated March 30, 2007 (incorporated by reference to Exhibit 2.3 to the Company's amended current report on Form 8-K dated December 29, 2006, filed April 2, 2007)
--------------------------------------------------------------------------------
    2.8 Fourth Amendment to Purchase and Sale Agreement dated April 30, 2007 (incorporated by reference to Exhibit 2.4 to the Company's amended current report on Form 8-K dated December 29, 2006, filed May 1, 2007)
--------------------------------------------------------------------------------
    3.1 Articles of Incorporation (incorporated by reference to Exhibit A to the Information Statement filed July 17, 2006)
--------------------------------------------------------------------------------
    3.2 Bylaws (incorporated by reference to Exhibit B to the Information Statement filed July 17, 2006)
--------------------------------------------------------------------------------
   10.1 Business Consultant Agreement dated October 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated October 1, 2005, filed October 28, 2005)
--------------------------------------------------------------------------------
   10.2 Marketing Management Contract dated October 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated October 1, 2005, filed October 28, 2005)
--------------------------------------------------------------------------------
   10.3 Loan Agreement with Carnavon Trust Reg. Dated for reference October 11, 2005 (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2005, filed November 21, 2005)
--------------------------------------------------------------------------------
   10.4 Loan Agreement with Carnavon Trust Reg. Dated for reference December 5, 2005 (incorporated by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2005, filed February 16, 2006)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
   S-K
  NUMBER                                    EXHIBIT
--------------------------------------------------------------------------------
   10.5 Loan Agreement with Carnavon Trust Reg. Dated for reference February 2, 2006 (incorporated by reference to Exhibit 10.7 to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2005, filed February 16, 2006)
--------------------------------------------------------------------------------
   10.6        2005 Stock Option Plan (incorporated by reference from Exhibit
               4.1 to the Company's annual report Form 10-KSB for the fiscal year ending March 31, 2006, filed on July 14, 2006)
--------------------------------------------------------------------------------
   10.7 Management and Development Agreement Between MAB Resources LLC and GSL Energy Corporation (Amended and Restated) Effective
               July 1, 2005 (incorporated by reference from Exhibit 10.4 to the Company's annual report Form 10-KSB for the fiscal year ending March 31, 2006, filed on July 14, 2006)
--------------------------------------------------------------------------------
   10.8 Acquisition and Consulting Agreement between MAB Resources LLC and PetroHunter Energy Corporation Effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company's amended current report on Form 8-K dated January 9, 2007, filed May 4, 2007)
--------------------------------------------------------------------------------
   10.9 Credit and Security Agreement dated as of January 9, 2007 between PetroHunter Energy Corporation and PetroHunter Operating Company and Global Project Finance AG (incorporated by reference to
               Exhibit 10.2 to the Company's current report on Form 8-K dated January 9, 2007, filed January 11, 2007)
--------------------------------------------------------------------------------
   31.1        Rule 13a-14(a) Certification of Thomas Ahlbrandt
--------------------------------------------------------------------------------
   31.2        Rule 13a-14(a) Certification of Carmen J. Lotito
--------------------------------------------------------------------------------
   32.1 Certification of Thomas Ahlbrandt Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
--------------------------------------------------------------------------------
   32.2 Certification of Carmen J. Lotito Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PETROHUNTER ENERGY CORPORATION
                                       (REGISTRANT)


Date:  May 21, 2007                    By: /s/ CARMEN J. LOTITO
                                          --------------------------------------
                                          Carmen J. Lotito
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)