Form 10-Q/A
period 2006-12-31
PetroHunter Energy Corp
filed 2007-06-13
CIK 1298824

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                AMENDMENT NO. 1


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

                                EXPLANATORY NOTE



We are filing this Amendment No. 1 to Form 10-Q for the three months ended December 31, 2006, as originally filed with the SEC on February 14, 2007, to restate our financial statements and corresponding financial information for the three months ended December 31, 2006.



We are restating the financial statements and corresponding financial information to correctly reflect the abandonment of the South Bronco prospect in the Piceance Basin of Colorado as of December 31, 2006, and to reclassify certain costs incurred in the drilling of five wells in the Piceance Basin of Colorado from Oil and Gas Properties to Amounts Due From Joint Interest Owner as of December 31, 2006.



A more complete discussion of this restatement is set forth in Note 1 to the consolidated financial statements included in Part I, Item 1 of this Amendment No. 1. Changes also have been made to Part I, Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in this Amendment No. 1, as a result of the restatement.



This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the three months ended December 31, 2006 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on February 14, 2007.

                         PETROHUNTER ENERGY CORPORATION
                             (A DEVELOPMENT COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                               DECEMBER 31,           SEPTEMBER 30,
                                                                  2006                    2006
                                                               (UNAUDITED)
                                                          --------------------    -------------------
Current Assets
   Cash and cash equivalents                              $         2,308,442     $       10,631,776
   Oil and gas receivables - related party                            499,802                 35,656
   Other receivables                                                   34,024                 22,290
   Due from related parties                                           228,173                921,344
   Prepaid expenses and other assets                                   64,430                 30,960
   Subscriptions receivable - related party                           300,000                      -
                                                          --------------------    -------------------
      TOTAL CURRENT ASSETS                                          3,434,871             11,642,026
                                                          --------------------    -------------------

PROPERTY AND EQUIPMENT, AT COST
   Oil and gas properties under full cost, net                     60,716,580             45,972,784
   Furniture and equipment, net                                       635,862                550,213
                                                          --------------------    -------------------
                                                                   61,352,442             46,522,997
                                                          --------------------    -------------------

OTHER ASSETS
   Due from joint interest owner (Note 6)                           6,426,623                      -
   Restricted cash                                                  1,601,793              1,076,793
   Deferred financing costs                                            29,617                      -
                                                          --------------------    -------------------

TOTAL ASSETS                                              $        72,845,346     $       59,241,816
                                                          ====================    ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                  $        16,707,549     $        9,644,236
   Accrued interest payable                                            62,342                124,474
   Due to shareholder                                                 545,467                197,785
   Royalties payable                                                  121,859                      -
   Contracts payable - oil and gas properties                       2,900,000                      -
   Convertible notes payable - in default                             200,000                      -
   Convertible notes payable                                        1,705,000                400,000
                                                          --------------------    -------------------
      TOTAL CURRENT LIABILITIES                                    22,242,217             10,366,495
                                                          --------------------    -------------------

ASSET RETIREMENT OBLIGATION                                           528,268                522,054
                                                          --------------------    -------------------

TOTAL LIABILITIES                                                  22,770,485             10,888,549
                                                          --------------------    -------------------

COMMON STOCK SUBSCRIBED                                             1,887,500                      -
                                                          --------------------    -------------------

COMMITMENTS AND CONTINGENCIES (NOTES 4, 5 AND 11)
STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value
   Authorized - 1,000,000 shares, issued, none
   Common stock, $.001 par value
   Authorized - 500,000,000 shares
   Issued and outstanding - 219,928,734 shares                        219,929                219,929
   Capital in excess of par value                                  72,505,304             70,944,172
   Common stock issuable                                            4,127,770                      -
   Deficit accumulated during the development stage               (28,665,642)           (22,810,834)
                                                          --------------------    -------------------
TOTAL STOCKHOLDERS' EQUITY                                         48,187,361             48,353,267
                                                          --------------------    -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $        72,845,346     $       59,241,816
                                                          ====================    ===================

         The accompanying notes are an integral part of the consolidated financial statements.

                         PETROHUNTER ENERGY CORPORATION
                             (A DEVELOPMENT COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                        CUMULATIVE FROM
                                                                                                           INCEPTION
                                                              THREE                 THREE                (JUNE 20, 2005)
                                                          MONTHS ENDED           MONTHS ENDED                  TO
                                                           DECEMBER 31            DECEMBER 31              DECEMBER 31
                                                              2006                   2005                     2006
                                                           (UNAUDITED)            (UNAUDITED)              (UNAUDITED)
                                                        -----------------      -----------------      -------------------
REVENUES
    Oil and gas revenues                                $        448,876       $              -       $          484,532
                                                        -----------------      -----------------      -------------------
COSTS AND EXPENSES
    Lease operating expenses                                     161,800                      -                  165,472
    General and administrative                                 3,670,998                711,254               18,544,590
    Property development - related                             1,815,000                700,000                7,205,000
    Depreciation, depletion, amortization and accretion           86,137                      -                  159,274
    Impairment-oil and gas properties                            550,790                      -                  550,790
                                                        -----------------      -----------------      -------------------
        TOTAL OPERATING EXPENSES                               6,284,725              1,411,254               26,625,126
                                                        -----------------      -----------------      -------------------
OTHER INCOME (EXPENSE)
    Interest income                                                8,059                      -                   10,692
    Interest expense                                             (27,018)              (187,434)              (2,535,740)
                                                        -----------------      -----------------      -------------------
        TOTAL OTHER (EXPENSE)                                    (18,959)              (187,434)              (2,525,048)
                                                        -----------------      -----------------      -------------------

                                                        -----------------      -----------------      -------------------
NET LOSS                                                $     (5,854,808)      $     (1,598,688)      $      (28,665,642)
                                                        =================      =================      ===================

NET LOSS PER COMMON SHARE -
    BASIC AND DILUTED                                   $          (0.03)      $          (0.02)
                                                        =================      =================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING - BASIC AND DILUTED                          219,928,734            100,000,000
                                                        =================      =================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         PETROHUNTER ENERGY CORPORATION
                             (A DEVELOPMENT COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                  CUMULATIVE FROM
                                                                                                                     INCEPTION
                                                                               THREE               THREE          (JUNE 20, 2005)
                                                                            MONTHS ENDED        MONTHS ENDED             TO
                                                                             DECEMBER 31         DECEMBER 31         DECEMBER 31
                                                                                2006                2005                2006
                                                                             (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                                                                          -----------------   -----------------   -----------------
Cash flows used in operating activities
   Net loss                                                               $     (5,854,808)   $     (1,598,688)   $    (28,665,642)
   Adjustments to reconcile net loss to
   net cash (used) in operating activities
      Stock for expenditures advanced                                                  -                   -               100,000
      Stock based compensation                                                   1,561,133             205,678          11,573,177
      Depreciation, depletion, amotization and accretion                            86,137               5,247             159,274
      Impairment-oil and gas properties                                            550,790                 -               550,790
      Stock for financing costs                                                        -                   -             1,422,701
   Changes in assets and liabilities
      Accounts receivable                                                         (475,880)                -              (533,826)
      Due from related party                                                       785,793                 -              (135,551)
      Prepaids and other                                                           (33,470)             (4,600)            (42,421)
      Accounts payable and accrued expenses                                        (50,662)            172,082           1,329,125
      Due to shareholder                                                           347,682             (43,363)            545,467
      Royalties payable                                                            121,859                 -               121,859
                                                                          -----------------   -----------------   -----------------

NET CASH USED IN OPERATING ACTIVITIES                                           (2,961,426)         (1,263,644)        (13,575,047)
                                                                          -----------------   -----------------   -----------------
CASH FLOWS USED IN INVESTING ACTIVITIES
   Additions to oil and gas properties                                          (1,440,012)         (4,189,761)        (34,221,353)
   Due from joint interest owner                                                (6,426,623)                -            (6,426,623)
   Property and equipment                                                          (33,156)             (3,774)           (586,367)
   Restricted cash                                                                (525,000)                -            (1,601,793)
                                                                          -----------------   -----------------   -----------------

NET CASH USED IN INVESTING ACTIVITIES                                           (8,424,791)         (4,193,535)        (42,836,136)
                                                                          -----------------   -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the sale of common stock                                              -                   -            35,442,500
   Proceeds from common stock subscribed                                         1,587,500                 -             1,587,500
   Proceeds from the exercise of warrants                                              -                   -             1,000,000
   Cash received upon recapitalization and merger                                      -                   -                20,949
   Proceeds from issuance of convertible notes                                   1,505,000           4,310,000          22,336,667
   Offering and financing costs                                                    (29,617)            (10,424)         (1,667,991)
                                                                          -----------------   -----------------   -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        3,062,883           4,299,576          58,719,625
                                                                          -----------------   -----------------   -----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (8,323,334)         (1,157,603)          2,308,442

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  10,631,776           1,250,242                 -
                                                                          -----------------   -----------------   -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $      2,308,442    $         92,639    $      2,308,442
                                                                          =================   =================   =================
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
   Cash paid for interest                                                 $            -      $            -      $      1,028,353
                                                                          =================   =================   =================
   Cash paid for income taxes                                             $            -      $            -      $            -
                                                                          =================   =================   =================
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Stock issued for expenditures advanced                                 $            -      $            -      $        100,000
                                                                          =================   =================   =================
   Contracts for oil and gas properties                                   $      2,900,000    $      7,762,500    $     14,673,960
                                                                          =================   =================   =================
   Common stock issued for debt conversion                                $            -      $            -      $     22,031,667
                                                                          =================   =================   =================
   Common stock issued for commissions on offerings                       $            -      $            -      $      2,900,201
                                                                          =================   =================   =================
   Common stock issued for property and finders fee on property           $            -      $            -      $      2,200,000
                                                                          =================   =================   =================
   Convertible debt issued for property                                   $            -      $            -      $      1,200,000
                                                                          =================   =================   =================
   Common stock issuable                                                  $      4,127,770    $            -      $      4,127,770
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

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 1 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS



         In January 2007, the Company determined not to proceed with further evaluation or exploration of its South Bronco project in the Piceance Basin of Colorado. As more fully discussed in Note 5, accumulated costs on the South Bronco Prospect as of December 31, 2006 of $550,790 should have been charged to operations as impairment expense in the three months then ended (adjustment (i) below). In May 2007, the Company determined that, in accordance with the full cost method of accounting, certain costs (totaling $6,426,623) previously incurred in the drilling of five wells in the Piceance Basin of Colorado and included in Oil and Gas Properties as of December 31, 2006 should have been classified as amounts Due From Joint Interest Owner. Accordingly, the Company has restated its consolidated financial statements for the three months ended December 31, 2006 to reflect this reclassification (adjustment
         (ii) below). The following tables set forth the net effect of the restatements on the Company's Consolidated Balance Sheet, Consolidated Statements of Operations and Consolidated Statements of Cash Flows as of and for the three months ended December 31, 2006, and identify individual line items impacted by the restatement.


                                                                      AS REPORTED          ADJUSTMENTS                  RESTATED

         CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2006
         Oil and gas properties under full cost, net              $    67,193,993         $  (6,426,623) (i)
                                                                                                (50,790) (ii)         $ 60,716,580
                                                                  --------------------------------------              ------------
                                                                       67,193,993            (6,477,413)              $ 60,716,580
                                                                  ======================================              =============

         Due from joint interest owner (Note 6)                               -               6,426,623  (i)             6,426,623
                                                                  ======================================              =============

         TOTAL ASSETS                                             $    72,896,136         $     (50,790)              $ 72,845,346
                                                                  ======================================              =============

         Accounts payable and accrued expenses                         16,207,549               500,000  (ii)           16,707,549
                                                                  ======================================              =============

         Deficit accumulated during the development stage             (28,114,852)             (550,790)               (28,665,642)
                                                                  ======================================              =============

         TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                $    72,896,136         $     (50,790)              $ 72,845,346
                                                                  ======================================              =============



         CONSOLIDATED STATEMENT OF OPERATIONS - THREE MONTHS
         ENDED DECEMBER 31, 2006
         Impairment - oil and gas properties                      $        86,137         $     550,790  (ii)         $    636,927
                                                                  ======================================              =============

         TOTAL OPERATING EXPENSES                                 $     5,733,935         $     550,790               $  6,284,725
                                                                  ======================================              =============

         NET LOSS                                                 $    (5,304,018)        $    (550,790)              $ (5,854,808)
                                                                  ======================================              =============

         NET LOSS PER COMMON SHARE - BASIC AND DILUTED            $         (0.02)                                    $      (0.03)
                                                                  ================                                    =============



                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 1 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         CONSOLIDATED STATEMENT OF CASH FLOWS - THREE MONTHS
         ENDED DECEMBER 31, 2006
         Net loss                                                 $    (5,304,018)        $    (550,790) (ii)         $ (5,854,808)
                                                                  ======================================              =============

         Impairment - oil and gas properties                                  -                 550,790  (ii)              550,790
                                                                  ======================================              =============

         NET CASH USED IN OPERATING ACTIVITIES                    $    (2,961,426)        $         -                 $ (2,961,426)
                                                                  ======================================              =============

         Additions to oil and gas properties                           (7,866,635)            6,426,623  (i)            (1,440,012)
                                                                  ======================================              =============

         Due from joint interest owner                                        -              (6,426,623) (i)            (6,426,623)
                                                                  ======================================              =============

         NET CASH USED IN INVESTING ACTIVITIES                    $    (8,424,791)        $         -                 $ (8,424,791)
                                                                  ======================================              =============

         NET CASH PROVIDED BY FINANCING ACTIVITIES                $     3,062,883         $         -                 $  3,062,883
                                                                  ======================================              =============




NOTE 2 - ORGANIZATION AND BASIS OF PRESENTATION


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

NOTE 2 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         BASIS OF ACCOUNTING


         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying balance sheet the Company has incurred a cumulative net loss of $28,665,642 for the period from inception (June 20, 2005) to December 31, 2006, has a working capital deficit of $18,807,346 at December 31, 2006 and has significant capital expenditure commitments. As of December 31, 2006, the Company has received oil and gas revenue from its initial wells, and will require significant additional funding to sustain its operations and satisfy its contractual obligations for its planned oil and gas exploration and development operations. These factors, among others, may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to fund its planned operations and ultimately, to achieve profitable operations. Management believes that they can be successful in obtaining equity and/or debt financing which will enable the Company to continue in existence and establish itself as a going concern. The Company has sold approximately $59.4 million of convertible notes and common stock through December 31, 2006, and management believes that the Company will be successful in raising additional funding to have sufficient capital to meet its obligations for its planned operations. The Company has raised an additional $955,000 (including $600,000 from a related entity) subsequent to December 31, 2006 in two private placements of common stock and convertible notes currently in process and has received $7,000,000 from a private investor pursuant to a loan commitment. (See Notes 8 and 9.)


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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         IMPAIRMENT


         The Company applies SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, the method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations. The Company's unproved properties are evaluated periodically for the possibility of potential impairment. As of December 31, 2006, the Company determined not to proceed with further evaluation or exploration of its South Bronco project in the Piceance Basin of Colorado, and charged to operations an impairment expense of $550,790.


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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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



NOTE 4 - AGREEMENT WITH MAB RESOURCES LLC


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

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 5 - OIL AND GAS PROPERTIES



         Commencing effective July 1, 2005 and continuing through December 31, 2006, the Company entered into a Management and Development Agreement (the "Development Agreement") and a series of property-specific Exploration and Development Agreements (collectively, the "EDAs") pursuant to the Development Agreement with MAB. Effective January 1, 2007, the Development Agreement and the EDA's were replaced in their entirety by the Consulting Agreement with MAB as discussed in Note 4 above.


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



NOTE 5 - OIL AND GAS PROPERTIES (CONTINUED)


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


         In January 2007, the Company determined not to proceed with further evaluation or exploration of its South Bronco Prospect in the Piceance Basin of Colorado (the "Prospect"). Under the EDA, the Company had a commitment on the Prospect of $500,000 by December 31, 2006. The commitment was secured by an escrow deposit of the same amount previously made by the Company. The Company has charged to operations, as of December 31, 2006, an impairment on the Prospect of $550,790, which includes the commitment and costs incurred through that date. Subsequent to December 31, 2006 the Company released the $500,000 from escrow to settle the obligation.


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

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE  6- DUE FROM JOINT INTEREST OWNER



         The Company has been in negotiations with an unrelated third party oil and gas operator (the "Third Party") to exchange leasehold interests in certain oil and gas leases in the Piceance Basin of Colorado held by the Company for interests in certain oil and gas leases held by the Third Party in the Piceance Basin. During the three months ended December 31, 2006, the Company had drilled, as operator, five wells on oil and gas leases which are subject to the above-described negotiations. The Company's record title interest in the leases on which the five wells were drilled is currently 15.4%. As of December 31, 2006, the Company has recorded only its share of costs in the five wells, based upon its 15.4% record title interest, as Oil and Gas Properties, and has recorded the 84.6% of costs incurred on behalf of the Third Party, as Due From Joint Interest Owner. At December 31, 2006, this amount totaled $6,426,623. In the event the negotiations are successfully consummated, the Company's interest in those leases will increase to 100% and the balance Due From Joint Interest Owner will be reclassified to Oil and Gas Properties. In the event the negotiations are not successfully consummated, the Third Party will be obligated to reimburse the Company for all costs incurred for the Third Party's 84.6% working interest. Management believes the transaction will be successfully consummated in the third quarter of fiscal 2007, and that the amounts classified as Due from Joint Interest Owner at December 31, 2006 will subsequently be reclassified to Oil and Gas Properties.



NOTE 7 - ASSET RETIREMENT OBLIGATION


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


NOTE 8 - CONVERTIBLE NOTES


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


NOTE 9 - STOCKHOLDERS' EQUITY


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


NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)


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


NOTE 10 - RELATED PARTY TRANSACTIONS



         During the three months ended December 31, 2006, the Company incurred $1,815,000 in property development costs to MAB under the Development Agreement between MAB and the Company (Note 4). At December 31, 2006, MAB was owed $545,467 by the Company.


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


NOTE 11 - COMMITMENTS AND CONTINGENCIES


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


NOTE - 12 SUBSEQUENT EVENTS


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


         We have been in negotiations with an unrelated third party oil and gas operator (the "Third Party") to exchange leasehold interests in certain oil and gas leases in the Piceance Basin of Colorado held by us for interests in certain oil and gas leases held by the Third Party in the Piceance Basin. During the three months ended December 31, 2006, we had drilled, as operator, five wells on oil and gas leases which are subject to the above-described negotiations. Our record title interest in the leases on which the five wells were drilled is currently 15.4%. As of December 31, 2006, we have recorded only our share of costs in the five wells, based upon our 15.4% record title interest, as Oil and Gas Properties, and have recorded the 84.6% of costs incurred on behalf of the Third Party, as Due From Joint Interest Owner. At December 31, 2006, this amount totaled $6,426,623. In the event the negotiations are successfully consummated our interest in those leases will increase to 100% and the balance Due From Joint Interest Owner will be reclassified to Oil and Gas Properties. In the event the negotiations are not successfully consummated, the Third Party will be obligated to reimburse us for all costs incurred for the Third Party's 84.6% working interest. Management believes the transaction will be successfully consummated in the third quarter of fiscal 2007, and that the amounts classified as Due from Joint Interest Owner at December 31, 2006 will subsequently be reclassified to Oil and Gas Properties.


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

LIQUIDITY AND CAPITAL RESOURCES


         We had not commenced principal operations or earned significant revenue as of December 31, 2006, and are considered a development stage company. During the period from inception to December 31, 2006, we incurred a cumulative net loss of $28,665,642 and at December 31, 2006 have a working capital deficit of $18,807,346. In order to fund our planned exploration and development of oil and gas properties, we will require significant additional funding. We have sold approximately $59.4 million of convertible notes and common stock through December 31, 2006, and our management believes that we will be successful in raising additional funding to have sufficient capital to meet our obligations for our planned operations for at least the next twelve months.


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

         CASH USED IN OPERATING ACTIVITIES. Primarily as a result of our net loss of $5,854,808, we used cash of $2,961,426 for three months ended December 31, 2006. See "Results of Operations" below for the discussion of our operating expenses. The principal adjustment to reconcile the net loss to net cash used in operating activities was stock based compensation of $1,561,133, as a result of stock options issued to employees and consultants and depreciation, depletion, amortization, impairment and accretion expense of $636,927. In comparison, we used $1,263,644 of cash in operations for the three months ended December 31, 2005.



         CASH USED IN INVESTING ACTIVITIES. We used cash of $8,424,791 during the three months ended December 31, 2006 primarily for our additions to our oil and gas properties of $1,440,012 and costs incurred on behalf of joint interest owners of $6,426,623. Depending on the outcome of current negotiations with the third party joint interest owner, the amount expended on behalf of the joint interest owner will either be reclassified to additions to oil and gas properties, or will be collected in the form of cash payments from the joint interest owner. We also used $525,000 for restricted cash, which are certificates of deposit underlying letters of credit for exploration permits, state and local bonds and guarantees to vendors. During the three months ended December 31, 2005, we used $4,189,761 for additions to oil and gas properties.


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


         IMPAIRMENT - OIL AND GAS PROPERTIES. We recorded $550,790 of impairment expense on oil and gas properties in 2006 following the decision not to proceed with the evaluation or exploration of our South Bronco Prospect in the Piceance Basin of Colorado.



         OPERATING EXPENSES. Total operating expenses for 2006 were $6,284,725, as compared to $1,411,254 in 2005.


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


         NET LOSS. As a result of the expenses described above, we incurred a loss of $5,854,808 for 2006, as compared to $1,598,688 for 2005, increasing the loss accumulated since inception to $28,665,642.


GOING CONCERN


         We have incurred a cumulative net loss $28,665,642 for the period from inception to December 31, 2006 and at December 31, 2006 have a working capital deficit of $18,807,346. We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.


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

--------------------------------------------------------------------------------
  REGULATION
  S-K NUMBER                         EXHIBIT
--------------------------------------------------------------------------------
      2.3 Amendment No. 5 to Stock Exchange Agreement dated May 12, 2006 (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K dated May 12, 2006, filed May 15,
                2006)
--------------------------------------------------------------------------------
      2.4 Purchase and Sale Agreement dated December 29, 2006 between Dolphin Energy Corporation and Galaxy Energy Corporation and PetroHunter Operating Company and PetroHunter Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated December 29, 2006, filed January 4, 2007)
--------------------------------------------------------------------------------
      3.1 Articles of Incorporation (incorporated by reference to Exhibit A to the Information Statement filed July 17, 2006)
--------------------------------------------------------------------------------
      3.2 Bylaws (incorporated by reference to Exhibit B to the Information Statement filed July 17, 2006)
--------------------------------------------------------------------------------
     10.1 Business Consultant Agreement dated October 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated October 1, 2005, filed
                October 28, 2005)
--------------------------------------------------------------------------------
     10.2 Marketing Management Contract dated October 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated October 1, 2005, filed
                October 28, 2005)
--------------------------------------------------------------------------------
     10.3 Loan Agreement with Carnavon Trust Reg. Dated for reference October 11, 2005 (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2005, filed November 21, 2005)
--------------------------------------------------------------------------------
     10.4 Loan Agreement with Carnavon Trust Reg. Dated for reference December 5, 2005 (incorporated by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2005, filed February 16, 2006)
--------------------------------------------------------------------------------
     10.5 Loan Agreement with Carnavon Trust Reg. Dated for reference February 2, 2006 (incorporated by reference to Exhibit 10.7 to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2005, filed February 16, 2006)
--------------------------------------------------------------------------------
     10.6       2005 Stock Option Plan (incorporated by reference from Exhibit
                4.1 to the Company's annual report Form 10-KSB for the fiscal year ending March 31, 2006, filed on July 14, 2006)
--------------------------------------------------------------------------------
     10.7 Management and Development Agreement Between MAB Resources LLC and GSL Energy Corporation (Amended and Restated) Effective July 1, 2005 (incorporated by reference from Exhibit 10.4 to the Company's annual report Form 10-KSB for the fiscal year ending March 31, 2006, filed on July 14, 2006)
--------------------------------------------------------------------------------
     10.8       Acquisition and Consulting Agreement between MAB Resources
                LLC and PetroHunter Energy Corporation Effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company's amended current report on Form 8-K dated January 9, 2007, filed February 9, 2007)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  REGULATION
  S-K NUMBER                         EXHIBIT
--------------------------------------------------------------------------------
     10.9 Credit and Security Agreement dated as of January 9, 2007 between PetroHunter Energy Corporation and PetroHunter Operating Company and Global Project Finance AG (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K dated January 9, 2007, filed January 11, 2007)
--------------------------------------------------------------------------------
     31.1       Rule 13a-14(a) Certification of Thomas Ahlbrandt
--------------------------------------------------------------------------------
     31.2       Rule 13a-14(a) Certification of Carmen J. Lotito
--------------------------------------------------------------------------------
     32.1 Certification of Thomas Ahlbrandt Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
--------------------------------------------------------------------------------
     32.2 Certification of Carmen J. Lotito Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PETROHUNTER ENERGY CORPORATION
                                     (REGISTRANT)


Date:  June 12, 2007                 By: /s/ CARMEN J. LOTITO
                                        ----------------------------------------
                                        Carmen J. Lotito
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)