Form 10-Q/A
period 2007-03-31
PetroHunter Energy Corp
filed 2007-06-13
CIK 1298824

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

                                EXPLANATORY NOTE



We are filing this Amendment No. 1 to Form 10-Q for the quarterly period ended March 31, 2007, as originally filed with the SEC on May 21, 2007, to restate our financial statements and corresponding financial information for the quarterly period ended March 31, 2007.



We are restating the financial statements and corresponding financial information to correctly reflect the timing of the abandonment of the South Bronco prospect in the Piceance Basin of Colorado. The Form 10-Q for the quarterly period ended March 31, 2007 had previously reported the abandonment and resulting impairment expense had occurred in the three-month period ended March 31, 2007. The abandonment actually occurred in the three-month period ended December 31, 2006. This restatement gives effect to the timing change of the abandonment and the recognition of the impairment expense from the quarterly period ended March 31, 2007 to the quarterly period ended December 31, 2006.



A more complete discussion of this restatement is set forth in Note 1 to the consolidated financial statements included in Part I, Item 1 of this Amendment No. 1. Changes also have been made to Part I, Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations in this Amendment No. 1, as a result of the restatement.



This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarterly period ended March 31, 2007 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on May 21, 2007.

                         PETROHUNTER ENERGY CORPORATION
                            (A DEVELOPMENT COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    MARCH 31,
                                                                       2007                SEPTEMBER 30,
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

COMMITMENTS AND CONTINGENCIES (NOTES 4, 5, 8, 9, 10 and 13)
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

                         PETROHUNTER ENERGY CORPORATION
                             (A DEVELOPMENT COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE               THREE
                                                               MONTHS ENDED        MONTHS ENDED
                                                                 MARCH 31            MARCH 31
                                                                   2007                2006
                                                               (UNAUDITED)         (UNAUDITED)
                                                           ------------------   ------------------
REVENUES
   Oil and gas revenues                                    $       3,359,598    $             -
                                                           ------------------   ------------------

COSTS AND EXPENSES
   Lease operating expenses                                          644,828                  -
   General and administrative                                      4,327,573            1,157,998
   Property development - related                                        -                820,000
   Consulting fees  - related party                                   75,000                  -
   Depreciation, depletion, amortization and accretion               553,170                  -
                                                           ------------------   ------------------
     TOTAL OPERATING EXPENSES                                      5,600,571            1,977,998
                                                           ------------------   ------------------

OTHER INCOME (EXPENSE)
   Interest income                                                     6,330
   Interest expense                                               (1,881,994)            (499,225)
                                                           ------------------   ------------------
     TOTAL  (EXPENSE)                                             (1,875,664)            (499,225)
                                                           ------------------   ------------------

                                                           ------------------   ------------------
NET LOSS                                                   $      (4,116,637)   $      (2,477,223)
                                                           ==================   ==================

NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED                                       $           (0.02)   $           (0.02)
                                                           ==================   ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED                               222,562,067          103,271,111
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

                         PETROHUNTER ENERGY CORPORATION
                             (A Development Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   CUMULATIVE FROM
                                                                                                                     INCEPTION
                                                                                SIX                  SIX           (JUNE 20, 2005)
                                                                            MONTHS ENDED         MONTHS ENDED             TO
                                                                             MARCH 31,            MARCH 31,           MARCH 31,
                                                                                2007                 2006                2007
                                                                            (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
                                                                         ------------------   -----------------   ------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
   Net loss                                                              $      (9,971,445)   $     (4,075,912)   $     (32,782,279)
   Adjustments to reconcile net loss to
   net cash (used) in operating activities
     Stock for expenditures advanced                                                   -                   -                100,000
     Stock based compensation                                                    3,616,724             411,356           13,628,768
     Depreciation, depletion, amortization,
     impairment and accretion                                                    1,190,097                 -              1,263,234
     Stock issued and issuable for financing costs                               1,440,918              95,000            2,863,619
     Amortization of discount on notes payable and deferred
     financing costs                                                               148,122               4,822              148,122
   Changes in assets and liabilities
     Accounts receivable                                                        (2,095,530)            (19,814)          (2,153,476)
     Due from related party                                                        921,344          (1,510,428)                 -
     Prepaids and other                                                             23,578               7,699               14,627
     Accounts payable and accrued expenses                                        (855,451)            (12,595)             524,336
     Due to shareholder and related parties                                        617,883             568,105              815,668
                                                                         ------------------   -----------------   ------------------

NET CASH USED IN OPERATING ACTIVITIES                                           (4,963,760)         (4,531,767)         (15,577,381)
                                                                         ------------------   -----------------   ------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Additions to oil and gas properties                                          (5,556,386)         (7,847,782)         (38,337,727)
   Due from joint interest owner                                               (10,618,987)                             (10,618,987)
   Deposit on oil and gas property acquisition                                  (2,243,777)                -             (2,243,777)
   Property and equipment                                                          (94,641)             (3,774)            (647,852)
   Restricted cash                                                                (525,000)            (30,000)          (1,601,793)
                                                                         ------------------   -----------------   ------------------

NET CASH USED IN INVESTING ACTIVITIES                                          (19,038,791)         (7,881,556)         (53,450,136)
                                                                         ------------------   -----------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the sale of common stock                                              -                                 35,442,500
   Proceeds from common stock subscribed                                         3,067,500                 -              3,067,500
   Proceeds from the sale of notes payable                                      12,500,000                 -             12,500,000
   Payment of notes payable - related party                                       (450,000)                -               (450,000)
   Proceeds from the exercise of warrants                                              -                   -              1,000,000
   Cash received upon recapitalization and merger                                      -                   -                 20,949
   Proceeds from issuance of convertible notes                                         -            11,150,752           20,831,667
   Offering and financing costs                                                    (44,298)             (4,753)          (1,682,672)
                                                                         ------------------   -----------------   ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                       15,073,202          11,145,999           70,729,944
                                                                         ------------------   -----------------   ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (8,929,349)         (1,267,324)           1,702,427

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  10,631,776           1,250,242                  -
                                                                         ------------------   -----------------   ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $       1,702,427    $        (17,082)   $       1,702,427
                                                                         ==================   =================   ==================
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
   Cash paid for interest                                                $             -                          $       1,028,353
                                                                         ==================   =================   ==================
   Cash paid for income taxes                                            $             -      $            -      $             -
                                                                         ==================   =================   ==================
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Stock issued for expenditures advanced                                $             -      $            -      $         100,000
                                                                         ==================   =================   ==================
   Contracts for oil and gas properties                                  $             -      $            -      $      11,773,960
                                                                         ==================   =================   ==================
   Common stock issued for debt conversion                               $             -      $            -      $      22,031,667
                                                                         ==================   =================   ==================
   Common stock issued for commissions on offerings                      $         200,000    $            -      $       3,100,201
                                                                         ==================   =================   ==================
   Common stock issued for property and finders fee on property          $       4,127,770    $      1,700,000    $       6,327,770
                                                                         ==================   =================   ==================
   Debt issued for property, related party                               $      13,500,000    $            -      $      13,500,000
                                                                         ==================   =================   ==================
   Interest capitalized to oil and gas properties                        $         394,803    $            -      $         394,803
                                                                         ==================   =================   ==================
   Convertible debt issued for property                                  $             -      $            -      $       1,200,000
                                                                         ==================   =================   ==================
   Common stock issuable for property and finders fee on property        $      81,275,200    $            -      $      81,275,200
                                                                         ==================   =================   ==================
   Common stock issuable                                                 $         457,250    $            -      $         457,250
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

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 1 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS



         In January 2007, the Company determined not to proceed with further evaluation or exploration of its South Bronco project in the Piceance Basin of Colorado. This abandonment and the resulting impairment expense of $550,790 were originally reflected in the three-month period ended March 31, 2007. The Company subsequently determined the abandonment and impairment expense should have been recorded in the quarterly period ended December 31, 2006. On June 13, 2007, the Company filed an Amended Form 10-Q for the quarterly period ended December 31, 2006 to reflect this timing change. This restatement for the quarterly period ended March 31, 2007 reflects the timing change for the period then ended.



         The following table sets forth the net effect of the restatement on the Consolidated Statement of Operations for the three months ended March 31, 2007, and identifies individual line items impacted by the restatement. There is no effect on the Consolidated Statement of Operations for the six months ended March 31, 2007 or for the period from inception, June 20, 2005, through March 31, 2007, or on the Company's Consolidated Balance Sheet or Consolidated Statements of Cash Flows as of and for the six month period ended March 31, 2007.



                                                                       AS REPORTED            ADJUSTMENTS             RESTATED
         CONSOLIDATED STATEMENT OF OPERATIONS - THREE
         MONTHS ENDED MARCH 31, 2007
         Depreciation, depletion, amortization and accretion          $   1,103,960           $  (550,790)           $    553,170
                                                                      ============================================================

         Total operating expenses                                         6,151,361              (550,790)              5,600,571
                                                                      ============================================================

         NET LOSS                                                     $  (4,667,427)          $   550,790            $ (4,116,637)
                                                                      ============================================================

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

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         IMPAIRMENT


         The Company applies SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, the method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations. The Company's unproved properties are evaluated periodically for the possibility of potential impairment. During the three months ended December 31, 2006, management of the Company determined not to proceed with further evaluation or exploration of its South Bronco project in the Piceance Basin of Colorado and charged to operations an impairment expense of $550,790. There was no impairment expense recognized for the three-month period ended March 31, 2007.


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

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 6 - DUE FROM JOINT INTEREST OWNER



         The Company has been in negotiations with an unrelated third party oil and gas operator (the "Third Party") to exchange leasehold interests in certain oil and gas leases in the Piceance Basin of Colorado held by the Company for interests in certain oil and gas leases held by the Third Party in the Piceance Basin. During the six months ended March 31, 2007, the Company had drilled, as operator, seven wells on oil and gas leases which are subject to the above-described negotiations. The Company's record title interest in the leases on which the seven wells were drilled is currently 15.4%. As of March 31, 2007 the Company has recorded only its share of costs in the seven wells, based upon its 15.4% record title interest, as Oil and Gas Properties, and has recorded the 84.6% of costs incurred on behalf of the Third Party, as Due From Joint Interest Owner. At March 31, 2007, this amount totaled $10,618,987. In the event the negotiations are successfully consummated, the Company's interest in those leases will increase to 100% and the balance Due From Joint Interest Owner will be reclassified to Oil and Gas Properties. In the event the negotiations are not successfully consummated, the Third Party will be obligated to reimburse the Company for all costs incurred for the Third Party's 84.6% working interest. Management believes the transaction will be successfully consummated in the third quarter of fiscal 2007, and that the amounts classified as Due from Joint Interest Owner at March 31, 2007 will subsequently be reclassified to Oil and Gas Properties.



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


         In December 2006, PetroHunter Australia, commenced the sale, pursuant to a private placement, of up to $50,000,000 of convertible notes. As of January 8, 2007, the Company had received proceeds of $1,530,000 from the offering. In February 2007, the Company terminated the offering, agreeing to refund $30,000 to four investors, and converting $1,500,000 from one investor as the initial funding under a Credit and Security Agreement entered into January 9, 2007. (See Note 10.)



NOTE 9 - NOTE PAYABLE - RELATED PARTY



         Effective January 1, 2007, in conjunction with the MAB Consulting Agreement, the Company issued a $13.5 million promissory note (the "MAB Note") as partial consideration for MAB's assignment of its undivided 50% working interest in the oil and gas properties (Note 4). The MAB
         Note bears interest at a rate equal to LIBOR and requires monthly principal payments of $225,000 plus interest commencing January 31, 2007. As of March 31, 2007, the outstanding balance of the MAB Note was $13,050,000 of which $2,925,000 was currently due.



NOTE 10 - NOTES PAYABLE


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


         Global Project Finance AG and its controlling shareholder were shareholders of the Company prior to the Financing. The initial draw down of $1,500,000 was converted from the PetroHunter Australia convertible note offering (see Note 8). As of March 31, 2007, the Company has drawn down $12,500,000 on the credit facility.

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 11 - STOCKHOLDERS' EQUITY


         COMMON STOCK


         In conjunction with the acquisition of properties under the Maralex Agreement (see Note 5) the Company issued 3,000,000 shares of its common stock as partial consideration for the acquisition.


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


NOTE 11 - STOCKHOLDERS' EQUITY (CONTINUED)


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


         (2) Pursuant to the Credit and Security Agreement entered into on January 9, 2007 (Note 10) the Company issued 1,000,000 stock purchase warrants upon execution of the Credit Agreement, and an additional 2,500,000 warrants for draws on the facility. The warrants are exercisable for five years from the date of draw. The exercise price of the warrants is 120% of the weighted average price of the Company's stock for the 30 days immediately prior to each warrant issuance date.



NOTE 12 - RELATED PARTY TRANSACTIONS



         During the three months ended March 31, 2007, pursuant to the MAB Agreement and the $13.5 million promissory note issued thereunder (see
         Note 4), the Company incurred interest expense of $179,719 and made principal payments of $450,000. As of March 31, 2007, the Company owed MAB principal and accrued interest of $13,229,719 under the terms of the promissory note.


         During the six months ended March 31, 2007, the Company incurred $75,000 of consulting fees pursuant to the MAB Agreement and $1,815,000 in property development costs to MAB under the Development Agreement between MAB and the Company. At March 31, 2007, in addition to the amount due under the promissory note as discussed above, MAB was owed $779,331 by the Company.


         On March 21, 2007, the Company entered into a Partial Assignment of Contract and Guarantee (the "Assignment") with MAB. Pursuant to this Assignment, the Company assigned MAB its right to purchase an undivided 45% interest in oil and gas interests in the Powder River Basin of Wyoming and Montana, which right the Company obtained in the PSA with Galaxy (see Note 5). As consideration for the Assignment, MAB assumed the Company's obligation under the PSA to pay Galaxy $25 million in PetroHunter common stock. MAB also agreed to indemnify the Company against costs relating to or arising out of the termination or breach of the PSA by Galaxy or Dolphin, and MAB agreed to guarantee the payment of principal and interest due to the Company in the event the PSA does not close.

                         PETROHUNTER ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)


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


NOTE 13 - COMMITMENTS AND CONTINGENCIES


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


NOTE - 14 - SUBSEQUENT EVENTS



         In April 2007, the Company received additional advances of $2.5 million under the terms of the Credit and Security Agreement (see Note 10); and additional advances from the same lender of $1.5 million pursuant to another loan agreement presently being negotiated.

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


         CASH USED IN OPERATING ACTIVITIES. Primarily as a result of our net loss of $9,971,445, we used cash of $4,963,760 for six months ended March 31, 2007. See "Results of Operations" below for the discussion of our operating expenses. The principal adjustments to reconcile the net loss to net cash used in operating activities were stock based compensation of $3,616,724, as a result of stock options issued to employees and consultants; depreciation, depletion, amortization, impairment and accretion of $1,190,097; and common stock issued for financing costs of $1,440,918. In comparison, we used $4,531,767 of cash in operations for the six months ended March 31, 2006.

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


         DEPRECIATION, DEPLETION, AMORTIZATION, IMPAIRMENT AND ACCRETION EXPENSE. We recorded depreciation on furniture and fixtures of $43,555, depletion of oil and gas properties of $508,953, and accretion of asset retirement obligation (ARO) of $662 during the three months ended March 31, 2007. For the corresponding period of 2006 we incurred no such expenses, due to the early stage of our business and having no revenue from oil and gas operations.



         OPERATING EXPENSES. Total operating expenses for 2007 were $5,600,571, as compared to $1,977,998 in 2006.


         INTEREST EXPENSE. We incurred interest and financing expenses of $1,881,994 for 2007, as compared to $499,225 for 2006. The increase in 2007 relates primarily to financing costs paid in common stock to extend the payment terms of pending acquisitions of oil and gas properties of $1,133,668 in 2007 compared to none in 2006.


         NET LOSS. As a result of the expenses described above, we incurred a loss of $4,116,637 for 2007 as compared to $2,477,223 for 2006, increasing the loss accumulated since inception to $32,782,278.


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