Form 10-Q
period 2007-06-30
PetroHunter Energy Corp
filed 2007-08-24
CIK 1298824

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to __________________

Commission File Number:  000-51152

PetroHunter Energy Corporation
(Exact name of registrant as specified in its charter)

Maryland	98-0431245
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1875 Lawrence Street, Suite 1400, Denver, Colorado 80202
 (Address of principal executive offices)                (Zip Code)

Registrant’s telephone number:  (303) 572-8900

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer [  ]                                                                Accelerated filer [  ]                                                      Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
274,948,841shares of Common Stock, $.001 par value, as of
August 17, 2007

PETROHUNTER ENERGY CORPORATION
(A Development Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
		-
	June 30,	September 30
	2007	2006
	(unaudited)	(unaudited)
Current Assets
Cash and cash equivalents	$18,101	$10,631,776
Oil and gas receivables , net	895,426	-
Oil and gas receivables - related party	73,616	35,656
Other receivables	105,697	22,290
Due from related parties	-	921,344
Prepaid expenses and other assets	250,423	30,960
Total current assets	1,343,263	11,642,026

Property and Equipment, at cost
Oil and gas properties under full cost, net	169,109,711	45,972,784
Deposit on pending oil and gas property acquistion, related party	2,243,777	-
Furniture and equipment, net	788,527	550,213
	172,142,015	46,522,997

Other Assets
Due from joint interest owners	16,273,715	-
Restricted cash	601,793	1,076,793
Deferred financing costs	340,256	-

Total Assets	$190,701,042	$59,241,816

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Checks written in anticipation of deposit	$14,910	$-
Accounts payable and accrued expenses	19,051,344	9,644,236
Note payable - related party - current portion	3,080,000	0
Accrued interest payable	1,081,356	124,474
Accrued interest payable - related party	344,972	-
Due to shareholder and related parties	1,488,607	197,785
Contracts payable - oil and gas properties - in default	1,850,000	-
Convertible notes payable - in default	400,000	-
Convertible notes payable	-	400,000
Total current liabilities	27,311,189	10,366,495

Non Current Obligations
Notes payable - related party	9,450,000	-
Notes payable - net	21,709,061	-
Asset retirement obligation	338,301	522,054
	31,497,362	522,054

Total Liabilities	58,808,551	10,888,549

Common stock subscribed	2,767,500	-

Commitments and Contingencies (Notes 3, 4, 5 ,7, 8, 9, 12)
Stockholders' Equity
Preferred stock, $.001 par value
Authorized - 1,000,000 shares, issued, none
Common stock, $.001 par value
Authorized - 500,000,000 shares
Issued and outstanding - 274,948,841 and 219,928,734 shares	274,949	219,929
Capital in excess of par value	169,937,269	70,944,172
Deficit accumulated during the development stage	(41,087,227)	(22,810,834)
Total Stockholders' Equity	129,124,991	48,353,267

Total Liabilities and Stockholders' Equity	$190,701,042	$59,241,816

The accompanying notes are an integral part of the consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2007	2006
	(unaudited)	(unaudited)

Revenues
Oil and gas revenues (Note 4)	$846,920	$-

Costs and Expenses
Lease operating expenses (Note 4)	211,260	-
General and administrative	5,395,364	1,934,930
Property development - related	-	1,245,000
Consulting fees - related party	75,000	-
Depreciation, depletion, amortization,
impairment and accretion (Note 4)	304,579	-
Total operating expenses	5,986,203	3,179,930

Other Income (Expense)
Interest income	6,310	-
Interest expense	(1,545,801)	(1,295,118)
Total other income (expense)	(1,539,491)	(1,295,118)

Net Loss	$(6,678,774)	$(4,475,048)

Net loss per common share -
basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares
outstanding - basic and diluted	256,905,707	165,526,118

			Cumulative from
			Inception
	Nine	Nine	(June 20, 2005)
	Months Ended	Months Ended	to
	June 30,	June 30,	June 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)
Revenues
Oil and gas revenues (Note 4)	$2,185,294	$-	$2,220,950

Costs and Expenses
Lease operating expenses (Note 4)	600,530	-	604,202
General and administrative	13,393,935	3,810,783	28,267,527
Property development - related	1,815,000	2,765,000	7,205,000
Consulting fees - related party	150,000	-	150,000
Depreciation, depletion, amortization,
impairment and accretion Note 4)	1,068,109	-	1,141,246
Total operating expenses	17,027,574	6,575,783	40,275,402

Other Income (Expense)
Interest income	20,699	-	23,333
Interest expense	(3,454,813)	(1,981,777)	(5,963,535)
Total other income (expense)	(3,434,114)	(1,981,777)	(5,940,202)

Net Loss	$(18,276,394)	$(8,557,560)	$(41,087,227)
			`

Net loss per common share -
basic and diluted	$(0.08)	$(0.07)

Weighted average number of common shares
outstanding - basic and diluted	221,802,340	122,774,060

The accompanying notes are an integral part of the consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2007 (unaudited)	Nine Months Ended June 30, 2006 (unaudited)	Cumulative from Inception (June 20, 2005) to June 30, 2007 (unaudited)
Cash flows used in operating activities
Net loss	$(18,276,394)	$(8,557,560)	$(41,087,227)
Adjustments to reconcile net loss to
net cash (used) in operating activities
Stock for expenditures advanced	-	-	100,000
Stock based compensation	7,304,762	1,353,090	17,316,806
Depreciation, depletion, amotization, impairment and accretion	1,068,108	-	1,141,245
Stock for financing costs	1,337,749	942,562	2,760,450
Amortization of discount and deferred financing costs	457,771		457,771
on notes payable		-	-
Changes in assets and liabilities			-
Accounts receivable	(943,177)	-	(1,001,123)
Due from related party	847,728	-	(73,617)
Prepaids and other	(53,986)	(1,414,952)	(62,937)
Accounts payable and accrued expenses	(179,861)	1,142,374	1,199,926
Due to shareholder and related parties	1,290,822	(648,421)	1,488,607

Net cash used in operating activities	(7,146,477)	(7,182,907)	(17,760,098)

Cash flows used in investing activities
Additions to oil and gas properties	(13,212,093)	(20,731,982)	(45,993,434)
Due from joint interest owner	(16,273,715)	-	(16,273,715)
Deposit on oil and gas property acquisition, related party	(2,243,777)	(371,066)	(2,243,777)
Property and equipment	(260,113)	-	(813,324)
Restricted cash	475,000	(30,000)	(601,793)

Net cash used in investing activities	(31,514,698)	(21,133,048)	(65,926,043)

Cash flows from financing activities
Proceeds from the sale of common stock	300,000	35,442,500	35,742,500
Proceeds from common stock subscribed	2,767,500	-	2,767,500
Proceeds from the issuance of notes payable	25,000,000	-	25,000,000
Payment of notes payable - related party	-	-	-
Proceeds from the exercise of warrants	-	-	1,000,000
Cash received upon recapitalization and merger	-	20,949	20,949
Proceeds from issuance of convertible notes	-	16,080,167	20,831,667
Offering and financing costs	(20,000)	(1,815,623)	(1,658,374)
			-

Net cash provided by financing activities	28,047,500	49,727,993	83,704,242

Net increase (decrease) in cash and cash equivalents	(10,613,675)	21,412,038	18,101

Cash and cash equivalents, beginning of period	10,631,776	1,250,242	-

Cash and cash equivalents, end of period	$18,101	$22,662,280	$18,101

Supplemental schedule of cash flow information
Cash paid for interest	$1,302	$-	$1,029,655
Cash paid for income taxes	$-	$-	$-
Supplemental disclosures of non-cash investing and financing activities
Stock issued for expenditures advanced	$-	$100,000	$100,000
Contracts for oil and gas properties		$6,261,460	$11,773,960
Common stock issued for debt conversion	$-	$21,194,167	$22,031,667
Common stock issued for commissions on offerings	$200,000	$2,424,500	$3,100,201
Common stock issued for property and finders fee on property	$4,510,150	$-	$6,710,150
Convertible debt issued for property	$-	$-	$1,200,000

The accompanying notes are an integral part of the consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

PetroHunter Energy Corporation, formerly known as Digital Ecosystems Corp. (“Digital”), was incorporated on February 21, 2002 under the laws of the State of Nevada.  On February 10, 2006, Digital entered into a Share Exchange Agreement (the “Agreement”) with GSL Energy Corporation (“GSL”) and certain shareholders of GSL pursuant to which Digital acquired more than 85% of the issued and outstanding shares of common stock of GSL, in exchange for shares of Digital’s common stock.  On May 12, 2006, the parties to the Agreement completed the share exchange, and Digital changed its business to the business of GSL.  Subsequent to the closing of the Agreement, Digital acquired all the remaining outstanding stock of GSL, and effective August 14, 2006, Digital changed its name from Digital Ecosystems Corp. to PetroHunter Energy Corporation (“PetroHunter”) and changed its domicile to Maryland.

As a result of the Agreement, GSL became a wholly owned subsidiary of PetroHunter.  Since this transaction resulted in the former shareholders of GSL acquiring control of PetroHunter, for financial reporting purposes the business combination was accounted for as an additional capitalization of PetroHunter (a reverse acquisition with GSL as the accounting acquirer).

GSL was incorporated under the laws of the State of Maryland on June 20, 2005 for the purpose of acquiring, exploring and developing oil and gas properties.  GSL is considered a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and its principal activities since inception have been raising capital through the sale of common stock and convertible notes and the acquisition of oil and gas properties in the Western United States and Australia.  In October 2006, GSL changed its name to PetroHunter Operating Company.  On November 8, 2005, GSL formed Paleotechnology, Inc. (“Paleo”) as a wholly owned subsidiary for the purpose of exploring and developing new products and processes using by-products of petroleum extraction environments.  On September 11, 2006, PetroHunter formed Petronian Oil Corporation, now known as PetroHunter Heavy Oil Ltd. (“Heavy Oil”), as a wholly owned subsidiary for the purpose of holding and developing the Company’s heavy oil assets.  Effective September 30, 2006, PetroHunter acquired 50% of the outstanding common shares of Sweetpea Corporation Pty Ltd (“Sweetpea”), an Australian corporation; and effective January 1, 2007 acquired the remaining 50%.  Sweetpea is the record owner of four exploration permits issued by the Northern Territory of Australia.  On October 20, 2006, PetroHunter formed PetroHunter Energy NT Ltd., now known as PetroHunter Australia Ltd. (“PetroHunter Australia”), as a wholly owned subsidiary, for the purpose of holding and developing its assets in Australia.  In May 2007, PetroHunter determined to dissolve PetroHunter Australia and formed a British Columbia corporation, Australia PetroHunter Ltd.  Collectively, PetroHunter and its subsidiaries are referred to herein as the “Company”.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States applicable to interim financial statements and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods.  Such financial statements conform to the presentation reflected in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the year ended September 30, 2006.  The current interim period reported herein should be read in conjunction with the Company’s Form 10-KSB for the year ended September 30, 2006.  The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2007.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.  As shown in the accompanying balance sheet the Company has incurred a cumulative net loss of $41,087,227 for the period from inception (June 20, 2005) to June 30, 2007, has a working capital deficit of $25,967,927 at June 30, 2007 and has significant capital expenditure commitments.  As of June 30, 2007, the Company has received oil and gas revenue from its initial wells, and will require significant additional funding to sustain its operations and satisfy its contractual obligations for its planned oil and gas exploration and development operations.  These factors, among others, may indicate that the Company may be unable to continue in existence.  The Company’s financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing, in order to fund its planned operations and ultimately, to achieve profitable operations.  Management believes that they can be successful in obtaining equity and/or debt financing which will enable the Company to continue in existence and establish itself as a going concern.  The Company has sold approximately $83.7 million of notes, convertible notes and common stock through June 30, 2007.  Subsequent to June 30, 2007 the Company has received an additional $5,500,000 under a mezzanine financing arrangement and $250,000 from a related party pursuant to a subordinated unsecured promissory note. (See Notes 9 and 13.)  Management believes that the Company will be successful in raising additional funding to have sufficient capital to meet its obligations for its planned operations.

DEVELOPMENT STAGE

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and its principal activities since inception have been raising capital through the sale of common stock and convertible notes and the acquisition of oil and gas properties in the Western United States and Australia.  The Company has commenced initial test production from its first wells in the Piceance Basin of Colorado; however, management does not consider that the Company has commenced principal operations as of June 30, 2007.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include PetroHunter for the three and nine months ended June 30, 2007.  For the three and nine months ended June 30, 2006, the consolidated financial statements are those of GSL.  All significant intercompany transactions have been eliminated upon consolidation.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties.  Should capitalized costs exceed this ceiling, an impairment is recognized.  The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  As of June 30, 2007, the Company has no proved reserves, has received revenue from testing and production on its initial wells, and all oil and gas property costs are considered to be unevaluated and are recorded at the lower of cost or estimated fair market value.

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

REVENUE RECOGNITION

The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells.  The Company may have an interest with other producers in certain properties, in which case the Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company.  In addition, the Company records revenue for its share of gas sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves.  The Company also reduces revenue for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves.  The Company’s remaining over- and under-produced gas balancing positions will be considered in the Company’s proved reserves.  The Company has no gas balancing arrangements in place at June 30, 2007.  Oil and gas sold is not significantly different from the Company’s product entitlement.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

IMPAIRMENT

The Company applies SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting, the method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.  The Company’s unproved properties are evaluated periodically for the possibility of potential impairment.  During the three months ended December 31, 2006, management of the Company determined not to proceed with further evaluation or exploration of its South Bronco project in the Piceance Basin of Colorado, charged to operations an impairment expense of $550,790.  No additional impairment expense was recognized during the three months ended June 30, 2007.

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

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOSS PER COMMON SHARE

Basic (loss) per share is based on the weighted average number of common shares outstanding during the period.  Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Convertible equity instruments such as stock options and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti-dilutive.  The dilutive weighted average number of common shares outstanding excluded potential common shares from stock options and warrants of approximately 61,552,500 for the period ended June 30, 2007.

SHARE BASED COMPENSATION

Effective October 1, 2005, the Company adopted SFAS123(R), “Accounting for Stock-Based Compensation,” using the modified prospective method, which results in the provisions of SFAS 123(R) being applied to the consolidated financial statements on a going-forward basis.  Prior periods have not been restated.  SFAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method.  Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period.  The expense recognized over the service period is required to include an estimate of the awards that will be forfeited.  Prior to the three months ended June 30, 2007 no such forfeitures have occurred.  During the three months ended June 30, 2007, 100,000 options were forfeited by a former employee, and 10,000,000 were cancelled by the Company’s majority shareholder.  Based upon the relatively insignificant number of forfeitures to date, the Company is assuming no forfeitures going forward based on the Company’s historical forfeiture experience.  The Company will continue to monitor forfeitures in the future, and as appropriate, adjust the recognition of future stock based compensation expense to reflect such forfeitures.  The fair value of stock options is calculated using the Black-Scholes option-pricing model.

As of June 30, 2007, under the provisions of the Company’s 2005 Stock Option Plan (the “Plan”), options to purchase an aggregate of 24,365,000 shares of the Company’s common stock were outstanding, of which 8,773,000 are exercisable.  These options were granted to the Company’s officers, directors and consultants in August of 2005 and 2006, and in May 2007 vesting 20% at grant date and 20% per year on the anniversary of the grant date for the next four years.  In February 2007 options were granted to directors of the Company that vest 50% at grant and 50% one year from grant.  Each option granted under the Plan has an exercise price equal to the fair market value per share of the Company’s common stock at the date of grant and each option expires and terminates, if not exercised sooner, five years from the grant date.  In addition the Company has granted non-qualified options outside of the Plan to purchase an aggregate of 10,145,000 shares of the Company’s common stock of which 6,087,000 are exercisable.  These options vest 60% at grant date and 20% per year on the anniversary of the grant date for the next two years.  Stock-based compensation expense of $3,688,038 and $7,304,762 before tax, was charged to operations as compensation expense for the three and nine months ended June 30, 2007.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.  Restricted cash at June 30, 2007 consists of certificates of deposit underlying letters of credit for exploration permits, state and local plugging and abandonment bonds and guarantees to vendors.

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

NOTE 3 — AGREEMENT WITH MAB RESOURCES LLC

Effective January 1, 2007, the Company and MAB Resources LLC (“MAB”) entered into an Acquisition and Consulting Agreement (the “MAB Consulting Agreement”), as amended, which replaced in its entirety the Management and Development Agreement (the “Development Agreement”) entered into July 1, 2005, and materially revised the relationship between MAB and the Company.  MAB is a Delaware limited liability company and the largest shareholder of the Company.  MAB is in the business of oil and gas exploration and development.  Under the terms of the Consulting Agreement:

•	The Company’s working interest in all its oil and gas properties doubled (from 50% undivided interest in the properties to 100%);
•	The Company’s prior obligation to carry MAB for its 50% portion of the first $700 million in capital costs was eliminated;
•
The Company’s aggregate monthly payments to MAB related to the existing properties were reduced from $600,000 to (i) $25,000 for consulting, plus (ii) $225,000 for payments under a $13.5 million promissory note as partial consideration for MAB’s assignment of its previous undivided 50% working interest in the properties;

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 3 — AGREEMENT WITH MAB RESOURCES LLC (Continued)

•
MAB’s 3% overriding royalty was increased to 5% (the “Override”), but the Override does not apply to the Company’s Piceance II properties, and does not apply to the extent that the Override would cause the Company’s net revenue interest under an oil and gas lease to be less than 75%;

•
MAB will receive 7% of the issued and outstanding shares of Australia  PetroHunter, as of the date that the Company receives Australia PetroHunter shares in consideration for the Company’s assignment of its rights and obligations in the Northern Territory (Australia) permits to Australia PetroHunter.

•	MAB will receive 7% of the issued and outstanding shares of Heavy Oil in consideration for MAB’s assignment of its interests in the Utah and Montana leases.

Under the MAB Consulting Agreement the Company issued 50,000,000 shares of the Company’s common stock to MAB.  MAB has the right and opportunity to receive up to an additional 50,000,000 shares, to be issued over a five-year period in specified numbers of shares that are tied to the Company’s performance in booking reserves.  The MAB Consulting Agreement, including the monthly payments to MAB, terminates after five years, except MAB’s overriding royalty continues for the life of the properties.

The Company has accounted for the acquisition component of the MAB Consulting Agreement in accordance with the purchase accounting provisions of SFAS 141 “Business Combinations.”  Accordingly, the Company has capitalized as oil and gas properties the $13,500,000 promissory note and the $81,000,000 fair market value of the 50,000,000 shares issued to MAB, based on the trading price of the Company’s common stock on the trading date immediately preceding the effective date of the transaction.  The $25,000 per month consulting fees are charged to operations as incurred.

Commencing July 1, 2005 and continuing through December 31, 2006, the Company and MAB operated pursuant to the Development Agreement, and a series of individual property agreements (collectively, the “EDAs”).  The Development Agreement sets forth: (a) MAB’s obligation to assign to the Company a minimum 50% undivided interest in any and all oil and gas assets which MAB acquires from third parties in the future; and (b) MAB’s and the Company’s long-term relationship regarding the ownership and operation of all jointly-owned properties.  Each of the Properties acquired was covered by a property-specific EDA that is consistent with the terms of the Development Agreement.

NOTE 4 — OIL AND GAS PROPERTIES

Commencing effective July 1, 2005 and continuing through December 31, 2006, the Company entered into a Management and Development Agreement (the “Development  Agreement”) and a series of property-specific Exploration and Development Agreements (collectively, the “EDAs”) pursuant to the Development Agreement with MAB.  Effective January 1, 2007, the Development Agreement and the EDA’s were replaced in their entirety by the Consulting Agreement with MAB as discussed in Note 3 above.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 4 — OIL AND GAS PROPERTIES (Continued)

The following description of the Company’s oil and gas property acquisitions for the period from October 1, 2006 to December 31, 2006 is pursuant to the original Development Agreement and related EDA’s.  All references to the Company’s obligations to pay “project development costs” pertaining to the following properties means the specified amount of capital expenditures (for each such property), which were credited against the Company’s obligation to carry MAB for MAB’s 50% portion of such expenditures.

On November 28, 2006, MAB entered into an agreement with Maralex Resources, Inc. and Adelante Oil & Gas, LLC (collectively, “Maralex”) for the acquisition and development of the Sugarloaf Prospect in Garfield County, Colorado (the “Maralex Agreement”).  Under the terms of the Maralex Agreement, an initial payment of $100,000 was made upon execution and the balance of $2.9 million cash and issuance of 2,428,100 shares of the Company’s common stock was due on January 15, 2007.  The Company has recorded the $2.9 million obligation as a contract payable and the fair market value of the shares to be issued of $4,127,770, based on the closing price of the Company’s common stock as of the date of the Maralex Agreement.  The Company and Maralex have amended the terms of the Maralex Agreement on three occasions since the original Maralex Agreement was executed, amending the payment dates, issuing 1,571,900 additional shares the Company’s common stock and agreeing to increase the amount of cash due under the agreement by a total of $287,812.  As of June 30, 2007 the Company owes Maralex a balance of $1,850,000 under the Maralex Agreement.  On June 29, 2007 Maralex notified the Company it was in default under the terms of the Maralex Agreement, as amended.  If the Company fails to make payment of the remaining balance by August 28, 2007, Maralex may, at its option, return up to 80% of the shares of Company stock previously issued to it and the Company will reassign to Maralex all leases acquired under the Maralex Agreement.

On November 14, 2006, the Company and Lakes Oil N.L. entered into an agreement (the “Lakes Agreement”) under which they would jointly develop Lakes Oil’s onshore petroleum prospects (focusing on unconventional gas resources) in the Gippsland and Otway basins in Victoria, Australia.  The arrangement was subject to various conditions precedent, including completion of satisfactory due diligence, and the satisfactory processing of certain retention lease applications.  Under the Lakes Agreement, the Company or its subsidiary company Sweetpea would initially farm into 33-1/3% of Lakes Oil’s permits by spending $7 million in Lakes Oil’s permits.  In addition, the Company would subscribe for $3 million in new shares in Lakes Oil at 1.5 cents (Australian).  The Company also had the right to increase its position in Lakes Oil’s permits with two further 16-2/3% farm-in tranches of $10 million each, exercisable within 12 months and 24 months, respectively, from the date of the first closing under the Agreement (the “Closing”).  Under the Lakes Agreement, the Company had the right to participate in the same proportion in any permits which are non-contiguous to existing permits acquired by Lakes within two years from the Closing, and any contiguous permits acquired by Lakes moving forward, and the Company had a first right of refusal in other permits acquired by Lakes within five years from the Closing.  The Company was to assume Lakes Oil’s position as operator of the permits.  The Lakes Agreement expired pursuant to the terms of the Agreement, and the Company and Lakes are in ongoing discussions and negotiations to renew or extend the Agreement under revised terms.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 4 — OIL AND GAS PROPERTIES (Continued)

On December 29, 2006, the Company entered into an agreement (“PSA”) with Galaxy Energy Corporation (“Galaxy”) and its wholly owned subsidiary, Dolphin Energy Corporation (“Dolphin”), a related party, for the Company to purchase, through its wholly owned subsidiary, PetroHunter Operating Company, all of Galaxy’s and Dolphin’s oil and gas interests in the Powder River Basin of Wyoming and Montana.  The controlling owner of PetroHunter’s largest single shareholder (MAB Resources LLC) is Marc A. Bruner.  Mr. Bruner is a 14.3% beneficial shareholder of Galaxy and the father of the President and Chief Executive Officer of Galaxy.  Dolphin owns an average 86% working interest in 197 oil and gas wells in the Powder River Basin. Twenty-two wells are currently selling gas at an average rate of 850,000 cubic feet a day.  The remaining wells are in various stages of dewatering, shut-in waiting on pipeline, or waiting to be completed.

The PSA provides for the Company to pay $45 million to acquire all of Galaxy’s and Dolphin’s oil and gas interests in Sheridan, Johnson, Converse and Campbell Counties in Wyoming, and in Big Horn, Custer, Powder River and Rosebud Counties in Montana.  The purchase price will be $20 million in cash and $25 million in shares of the Company’s common stock.  Closing of the transaction will be subject to approval by Galaxy’s senior lenders, approval in its discretion of all matters by the Company’s Board of Directors, including the Company receiving financing on terms acceptable to it, and various other terms and conditions.  Closing of the transaction, which was originally scheduled to occur by February 28, 2007, has been extended until August 31, 2007.  Either party may terminate the agreement if the closing has not occurred by August 31, 2007.  The Company has paid to Galaxy a $2 million earnest money payment due under the terms of the agreement and has advanced an additional $243,777 towards operating costs of the assets to be acquired.  In the event the sale is not consummated, the amounts advanced to Galaxy will be converted to unsecured notes payable by Galaxy to the Company.

On March 21, 2007, the Company entered into a Partial Assignment of Contract and Guarantee (the “Assignment”) with MAB.  Pursuant to this Assignment, the Company assigned MAB its right to purchase an undivided 45% interest in oil and gas interests in the Powder River Basin of Wyoming and Montana, which right PetroHunter obtained in the PSA with Galaxy.  As consideration for the Assignment, MAB assumed the Company’s obligation under the PSA to pay Galaxy $25 million in PetroHunter common stock.  MAB also agreed to indemnify the Company against costs relating to or arising out of the termination or breach of the PSA by Galaxy or Dolphin, and MAB agreed to guarantee the payment of principal and interest due to the Company in the event the PSA does not close.

In February and March 2007, the Company received notice it was in default for failure to make timely payments of amounts due for drilling and completion operations, under the terms of a Joint Operating Agreement with an oil and gas operator (the “Operator”) and certain Well Participation and Farmout Agreements (the “Farmouts”) with a different third party oil and gas operator (the “Farmor”).  On March 29, 2007, the Farmor notified the Company it was exercising its rights under the Farmouts to terminate the Farmouts and resume ownership of the working interests in six wells drilled on the farmout acreage.  The Farmor refunded all amounts paid by the Company to drill the wells, and credited the Company for the remaining balance due to the Operator.  The Company had recorded, through March 31, 2007, $2,470,100 of oil and gas sales revenue, $417,358 of lease operating and production tax expense and $426,566 of depreciation, depletion and amortization from the six wells in which it had held a contractual interest.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 4 — OIL AND GAS PROPERTIES (Continued)

Accordingly, the accompanying financial statements as of June 30, 2007, and for the nine months then ended, have been adjusted from those previously presented at March 31, 2007, to retroactively eliminate the oil and gas sales, and related costs and expenses, from the terminated six wells.  The Company will restate the financial statements included in its Form 10-Q filed for the period ended March 31, 2007 to give effect to this transaction.

The Company’s exploration projects continue to be evaluated, and management believes that the carrying costs of these projects are recoverable.  Should the Company be unsuccessful in its exploration activities, the carrying cost of these prospects will be charged to operations.  The Company charged to operations all property development costs incurred to MAB under the related EDA’s.  None of the Company’s projects had production as of the date of acquisition and, as of June 30, 2007, the Company had received revenues from initial testing and production on certain of its projects.

NOTE 5 -- DUE FROM JOINT INTEREST OWNERS
The Company has been in negotiations with unrelated third party oil and gas operators (the “Third Parties”) to exchange leasehold interests in certain oil and gas leases in the Piceance Basin of Colorado held by the Company for interests in certain oil and gas leases held by the Third Parties in the Piceance Basin.  During the nine months ended June 30, 2007, the Company had drilled, as operator, 14 wells on oil and gas leases which are subject to the above-described negotiations.  As of June 30, 2007 the Company has recorded only its share of costs in the 14 wells, based upon its record title interest, as Oil and Gas Properties, and has recorded the costs incurred on behalf of the Third Parties, as Due From Joint Interest Owners.  At June 30, 2007, this amount totaled $16,273,715.  In the event the negotiations are successfully consummated, the Company’s interest in those leases will increase to 100% and the balance Due From Joint Interest Owners will be reclassified to Oil and Gas Properties.  In the event the negotiations are not successfully consummated, the Third Parties will be obligated to reimburse the Company for all costs incurred for the Third Parties’ working interest.  Management believes the transaction will be successfully consummated in the fourth quarter of fiscal 2007, and that the amounts classified as Due from Joint Interest Owners at June 30, 2007 will subsequently be reclassified to Oil and Gas Properties.

NOTE  6 - ASSET RETIREMENT OBLIGATION

SFAS 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  The liability is capitalized as part of the related long-lived asset’s carrying amount.  Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset.  The Company’s asset retirement obligations relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE  6 - ASSET RETIREMENT OBLIGATION (Continued)

The following table summarizes activity related to the accounting for asset retirement obligations for the nine months ended June 30, 2007 and 2006:
	2007	2006

Asset retirement obligations, beginning of period	$522,054	$-
Liabilities incurred	27,424	-
Revisions to estimates	(213,825)
Liabilities settled	-	-
Accretion expense	2,648	-
Asset retirement obligations, end of period	$338,301	$-

NOTE 7— CONVERTIBLE NOTES

Prior to the merger with GSL on May 12, 2006, Digital entered into five separate loan agreements, aggregating $400,000, due one year from issuance, commencing October 11, 2006.  The loans bear interest at 12% per annum, are unsecured, and are convertible at the option of the lender, at any time during the term of the loan or upon maturity, at a price per share equal to the closing price of the Company’s common shares on the OTC.BB market on the day preceding notice from the lender of its intent to convert the loan.  As of June 30, 2007, the Company was in default on payment of the note and is in discussions with the holders to convert the notes and accrued interest into stock of the Company

In December 2006, PetroHunter Australia, commenced the sale, pursuant to a private placement, of up to $50,000,000 of convertible notes.  As of January 8, 2007, the Company had received proceeds of $1,530,000 from the offering.  In February 2007, the Company terminated the offering, and refunded $30,000 to four investors, and converted $1,500,000 from one investor as the initial funding under a Credit and Security Agreement entered into January 9, 2007.  (See Note 9.)

NOTE 8 -- NOTE PAYABLE -- RELATED PARTY

Effective January 1, 2007, in conjunction with the MAB Consulting Agreement, the Company issued a $13.5 million promissory note (the “requires monthly MAB Note”) as partial consideration for MAB’s assignment of its undivided 50% working interest in the oil and gas properties (Note 3).  The MAB Note bears interest at a rate equal to LIBOR and principal payments of $225,000 plus interest commencing January 31, 2007.  As of June 30, 2007, the outstanding balance of the MAB Note was $12,050,000 of which $3,080,000 was currently due, including $724,972 of principal and interest that was past due.  The Company was not in compliance with various covenants under the MAB note as of June 30, 2007.  MAB has waived and released PetroHunter from any and all defaults, failures to perform, and any other failures to meet its obligations.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 9 -- NOTE PAYABLE

On January 9, 2007, the Company entered into a Credit and Security Agreement (the “January 2007 Credit Facility”) with Global Project Finance AG, a Swiss company (“Global”), for mezzanine financing in the amount of $15 million.  The January 2007 Credit Facility provides for an interest rate of 6.75% over prime, and is collateralized by a first perfected lien on the Company’s assets, limited to the specific portion of the assets to which the loan proceeds are applied by the Company.  The Company has applied most of the proceeds of this loan to its drilling and development operations in the Piceance Basin, Colorado.  The terms of the January 2007 Credit Facility also provide for the issuance of 1,000,000 warrants of the Company’s shares upon execution of the Credit Facility, and an additional 200,000 warrants, for each $1 million draw down of the credit facility up to $15 million.  The warrants will be exercisable until January 9, 2012.  The exercise price of the warrants will be equal to 120% of the weighted average price of the Company’s stock for the 30 days immediately prior to each warrant issuance date.  The fair value of the warrants was estimated as of each respective issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on market price of at issue date, zero dividends, expected volatility of 69.2% to 71.4%, risk free interest rate of 4.5% to 4.75% and expected life of 2.5 years.  The fair value of the debenture warrants of $2,196,421 was recorded as a discount to the note and is being amortized over the life of the note.  During the nine months ended June 30, 2007, amortization of discount in the amount of $364,716 was included in interest expense.

Global and its controlling shareholder were shareholders of the Company prior to the Financing.  The initial draw down of $1,500,000 was converted from the PetroHunter Australia convertible note offering (see Note 7).  As of June 30, 2007, the Company has drawn down all $15,000,000 on the January 2007 Credit Facility.

On May 21, 2007, the Company entered into a second Credit and Security Agreement with Global (the “May 2007 Credit Facility”).  Under that Agreement, Global agreed to use its best efforts to advance up to $60,000,000 over the next 18 months.  Interest accrues at 6.75% over the prime rate and is payable quarterly beginning June 30, 2007.  The Company is to begin making principal payments on the loan beginning at the end of the first quarter following the end of the 18-month funding period, with the maturity date of the loan being 30 months from the date of the Agreement. The loan is collateralized by a first perfected security interest on the Piceance II, Buckskin Mesa and Sugar Loaf projects in the Piceance Basin, Colorado (the “Security Interest”).

Global received warrants to purchase 2,000,000 of the Company’s shares upon execution of the May 2007 Credit Facility and 400,000 warrants for each $1,000,000 advanced under the credit facility.  The warrants are exercisable until May 21, 2012 prices equal to 120% of the volume-weighted average price of the stock for the 30 days immediately preceding each warrant issuance date.  The fair value of the warrants was estimated as of each respective issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on market price of at issue date, zero dividends, expected volatility of 69.2% to 71.8%, risk free interest rate of 4.5% to 4.875% and expected life of 2.5 years.  The fair value of the debenture warrants of $1,522,547 was recorded as a discount to the note and is being amortized over the life of the note.  During the three months ended June 30, 2007, amortization of discount in the amount of $63,313 was included in interest expense.  In addition, upon each advance, Global receives a fee equal to 2% of the amount of the advance.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 9 -- NOTE PAYABLE (Continued)

With respect to the January 2007 Credit Facility, the Company agreed to extend to Global the same terms as those contained in this May 2007 Credit Facility on a “most favored nation” basis.  The Security Interest collateralizes the Company’s obligations under both credit facilities on a pro rata basis.

As of June 30, 2007, the Company was in default of payment of $1,329,926, which was interest and Global’s fee under the Credit Facilities.  The Company was also not in compliance with various covenants under the Global Credit Facilities as of June 30, 2007.  Global has waived and released PetroHunter from any and all defaults, failures to perform, and any other failures to meet its obligations.

NOTE 10 — STOCKHOLDERS’ EQUITY

COMMON STOCK

During the nine months ended June 30, 2007 the Company issued common stock as follows:
•	3,000,000 shares for oil and gas properties,
•	50,000,000 for oil and gas properties to Related Party,
•	256,000 shares for oil and gas properties and transaction finance costs,
•	121,250 shares for commission on convertible debt issue,
•	475,000 for transaction finance costs,
•	642,857 for cash and transaction finance costs,
•	525,000 for transaction finance costs.

COMMON STOCK SUBSCRIBED

On November 6, 2006, the Company commenced the sale of a maximum $125,000,000 pursuant to a private placement of units at $1.50 per unit.  Each unit consisted of one share of the Company’s common stock and one-half common stock purchase warrant.  A whole common stock purchase warrant entitled the purchaser to acquire one share of the Company’s common stock at an exercise price of $1.88 per share through December 31, 2007.  In February 2007, the Board of Directors determined that the composition of the units being offered would be restructured, and those investors who had subscribed in the offering would be offered the opportunity to rescind their subscriptions or to participate on the same terms as ultimately defined for the restructured offering.  As of June 30, 2007, the Company has received subscriptions for $2,767,500 for the sale of units pursuant to the private placement, of which $2,250,000 was from a related party, and has recorded the proceeds and outstanding subscriptions from the offering as “Common Stock Subscribed”.

STOCK OPTION PLAN

The Company adopted the 2005 Stock Option Plan (the “Plan”), as amended.  Under the Plan, stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock at the date of grant.  Options may be granted to key employees and other persons who contribute to the success of the Company.  The Company has reserved 40,000,000 shares of common stock for the plan.  At June 30, 2007, options to purchase 15,635,000 shares were available to be granted pursuant to the stock option plan.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 10 — STOCKHOLDERS’ EQUITY (Continued)

STOCK OPTION PLAN (Continued)

A summary of option activity under the Plan for the nine months ended June 30, 2007 is presented below:
		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding - October 1, 2006	32,295,000	$1.16
Granted during the period	2,170,000	$1.11
Exercised during the period	-
Forfeited during the period	(100,000)	$2.10
Cancelled during the period	(10,000,000)	$0.50
Expired during the period	-

Options outstanding - June 30, 2007	24,365,000	$1.42	3.80	$90,000

Exercisable at June 30, 2007	8,773,000	$0.96	3.55	$54,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on June 30, 2007 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2007.  There have not been any options exercised during the nine months ended June 30, 2007.

NON-QUALIFIED STOCK OPTIONS

The Company also authorized and issued 10,145,000 of non-qualified stock options to employees and non-employee consultants.  The options were granted at an exercise price of $0.50 per share vest 60% at grant date and 20% per year at the one and two-year anniversary of the grant date and expire on May 21, 2012.  As of June 30, 2007, 6,087,000 non-qualified options were exercisable.

WARRANTS

The following stock purchase warrants were outstanding at June 30, 2007:

Number of Shares	Exercise Price	Expiry Date

34,442,500 (1)	$1.00	2011
4,000,000 (2) 6,000,000 (3)	$1.30-$2.10 $0.67-$1.39	2012 2012

(1) During 2006, the Company issued 35,442,500 stock purchase warrants in conjunction with the unit sale of common stock.  The warrants are exercisable for a period of five years from date of issuance at an exercise price of $1.00 per share.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

 NOTE 10 — STOCKHOLDERS’ EQUITY (Continued)

WARRANTS (Continued)

(2) Pursuant to the January 2007 Credit Facility (Note 9), the Company issued 1,000,000 stock purchase warrants upon execution of the Credit Agreement, and  an additional  3,000,000 warrants  for draws on the facility.  The warrants are exercisable for five years from the date of draw.  The exercise price of the warrants is 120% of the weighted average price of the Company’s stock for the 30 days immediately prior to each warrant issuance date.

(3) Pursuant to the May 2007 Credit Facility (Note 9), the Company issued 2,000,000 stock purchase warrants upon execution of the Credit Agreement and an additional 4,000,000 warrants for draws on the facility.  The warrants are exercisable for five years from the date of draw.  The exercise price of the warrants is 120% of the weighted average price of the Company’s stock for the 30 days immediately prior to each warrant issuance date.

NOTE 11 — RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2007, pursuant to the MAB Agreement and the $13.5 million promissory note issued thereunder (see Note 3), the Company incurred interest expense of $344,972 and made principal payments of $970,000.  As of June 30, 2007, the Company owed MAB principal and accrued interest of $12,907,972 under the terms of the promissory note.

During the nine months ended June 30, 2007, the Company incurred $150,000 of consulting fees pursuant to the MAB Agreement and $1,815,000 in property development costs to MAB under the Development Agreement between MAB and the Company.  At June 30, 2007, in addition to the amount due under the promissory note as discussed above, MAB was owed $697,402 by the Company for consulting fees and other expenditures incurred on behalf of the Company.

On March 21, 2007, the Company entered into a Partial Assignment of Contract and Guarantee (the “Assignment”) with MAB.  Pursuant to this Assignment, the Company assigned MAB its right to purchase an undivided 45% interest in oil and gas interests in the Powder River Basin of Wyoming and Montana, which right the Company obtained in the PSA with Galaxy (see Note 4).  As consideration for the Assignment, MAB assumed the Company’s obligation under the PSA to pay Galaxy $25 million in PetroHunter common stock.  MAB also agreed to indemnify the Company against costs relating to or arising out of the termination or breach of the PSA by Galaxy or Dolphin, and MAB agreed to guarantee the payment of principal and interest due to the Company in the event the PSA does not close.

At June 30, 2007, the Company is owed $73,619 from MAB for oil and gas revenues for its share of initial production earned through December 31, 2006 pursuant to the Development and EDA agreements with MAB, and the Company owes MAB $422,881 for oil and gas revenues received by the Company on behalf of MAB.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 11 — RELATED PARTY TRANSACTIONS (Continued)

In June 2006, the Company entered into an Office Sharing Agreement with Falcon Oil & Gas Ltd. (“Falcon”) for office space in Denver, Colorado, of which Falcon is the lessee.  Under the terms of the agreement, Falcon and the Company share, on an equivalent employee cost basis, all costs related to the office space, including rent, office operating costs, furniture and equipment and any other expenses related to the operations of the corporate offices.  The 75% owner of the largest single shareholder of the Company is also the Chief Executive Officer and a Director of Falcon.  At June 30, 2007, the Company owed Falcon $368,324 for its share of costs incurred pursuant to the agreement.

During the nine months ended June 30, 2006, the Company incurred consulting fees related to services provided by its officers in the aggregate amount of $484,150; and incurred $2,765,000 in property development costs to MAB under the Development Agreement between MAB and the Company.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

DEFAULTS

At June 30, 2007, the Company was in default of payment of debt obligations.  See Notes 8 and 9.

NOTE - 13 - SUBSEQUENT EVENTS

In July and August 2007, the Company received additional advances of $5.5 million under the terms of the May 2007 Credit and Security Agreement (see Note 9).

In July 2007, the Company borrowed $250,000 from Bruner Family Trust UTD March 28, 2005 and executed a subordinated unsecured promissory note.  Interest accrues at the rate of 8% per annum and the note matures on the later of October 29, 2007 or the time at which the Company’s senior indebtedness has been paid in full.  One of the trustees of Bruner Family Trust UTD March 28, 2005 is Marc E. Bruner, the son of Marc A. Bruner, who is the largest beneficial holder of the Company’s outstanding shares.  Proceeds of the loan were used to help fund the Company’s obligations as contract operator on the Powder River Basin assets it proposes to purchase from Galaxy Energy Corporation.  See Note 4.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE - 13 - SUBSEQUENT EVENTS (Continued)

In July 2007, Australia PetroHunter Ltd. commenced a private placement of warrants to raise up to Cdn.$25,000,000.  As of August 15, 2007, no subscriptions had been received.

On August 15, 2007, the Company received a notice of default for failure to make payment in accordance with the terms of an acquisition agreement for acreage in the Buckskin Mesa prospect in the Piceance Basin of Colorado.  The Company has ten days to cure the default without penalty, and fifteen additional days to cure subject to a cash penalty, reassignment or other remedy.

On July 3, 2007, the Company’s Board of Directors appointed a new Chief Executive Officer and granted him options to purchase 1,000,000 shares of the Company’s common stock under the terms of the Company’s 2005 Stock Option Plan.  The options have an exercise price equal to the closing market price of the Company’s common stock at the date of grant and expire five years from the date of grant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q.

PetroHunter Energy Corporation (“PetroHunter”), formerly Digital Ecosystems Corp. (“Digital”), through the operations of its wholly owned subsidiary, PetroHunter Operating Company, is a global oil and gas exploration and production company with primary assets consisting of a working interest in oil and gas leases and related interests in various oil and natural gas prospects, including approximately 220,000 net acres in Colorado, Utah and Montana and approximately seven million net acres in the Northern Territory of Australia.  The properties are managed and operated in three groups: Heavy Oil, Piceance Basin, and Australia.

PetroHunter Operating Company (formerly GSL Energy Corporation) was formed in June 2005 as a Maryland corporation, and on May 12, 2006 completed a stock exchange by which its stockholders received more than 85% of Digital’s outstanding stock (the “Stock Exchange”).  The business of PetroHunter Operating Company became the business of Digital.  Subsequent to May 2006, Digital acquired all the remaining outstanding stock of PetroHunter Operating Company, and effective August 14, 2006, Digital changed its name from Digital Ecosystems Corp. to PetroHunter Energy Corporation and changed its domicile to Maryland.  Digital was incorporated on February 21, 2002 under the laws of the State of Nevada.

In October 2006, GSL Energy Corporation (“GSL”) changed its name to PetroHunter Operating Company.  On November 8, 2005, GSL formed Paleotechnology, Inc. (“Paleo”) as a wholly-owned subsidiary for the purpose of exploring and developing new products and processes using by-products of petroleum extraction environments.  On September 11, 2006, PetroHunter formed Petronian Oil Corporation, now known as PetroHunter Heavy Oil Ltd., as a wholly-owned subsidiary for the purpose of holding and developing its heavy oil assets.  Effective September 30, 2006, PetroHunter acquired 50% of the outstanding common shares of Sweetpea Corporation Pty Ltd (“Sweetpea”), an Australian corporation; and effective January 1, 2007 acquired the remaining 50%.  Sweetpea is the record owner of four exploration permits issued by the Northern Territory of Australia.  On October 20, 2006, PetroHunter formed PetroHunter Energy NT Ltd., now known as PetroHunter Australia Ltd. (“PetroHunter Australia”) for the purpose of holding and developing its assets in Australia.  In May 2007, PetroHunter approved the dissolution of PetroHunter Australia and formed a British Columbia corporation, Australia PetroHunter Ltd.  Collectively, PetroHunter and its subsidiaries are referred to herein as the “Company,” “we,” “us” or “our”.

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

MAB Resources LLC

Effective January 1, 2007, we entered into an entered into an Acquisition and Consulting Agreement (the “Consulting Agreement”), as amended, with MAB Resources LLC (“MAB”), which replaced in its entirety the Management and Development Agreement (the “Development Agreement”) entered into July 1, 2005, and materially revised our relationship with MAB.  MAB is a Delaware limited liability company and our largest shareholder.  MAB is in the business of oil and gas exploration and development.  Under the terms of the Consulting Agreement:

•	Our working interest in all our oil and gas properties doubled (from 50% undivided interest in the properties to 100%);
•	Our prior obligation to carry MAB for its 50% portion of the first $700 million in capital costs was eliminated;
•
Our aggregate monthly payments to MAB related to the existing properties were reduced from $600,000 to (i) $25,000 for consulting, plus (ii) $225,000 for payments under a $13.5 million promissory note as partial consideration for MAB’s assignment of its previous undivided 50% working interest in the properties;

•
MAB’s 3% overriding royalty was increased to 5% (the “Override”), but the Override does not apply to our Piceance II properties, and does not apply to the extent that the Override would cause our net revenue interest under an oil and gas lease to be less than 75%;

•
MAB will receive 7% of the issued and outstanding shares of PetroHunter Australia, as of the date that we receive PetroHunter Australia shares in consideration for our assignment of our rights and obligations in the Northern Territory (Australia) permits to PetroHunter Australia.

•	MAB will receive 7% of the issued and outstanding shares of PetroHunter Heavy Oil Ltd. in consideration for MAB’s assignment of its interests in the Utah and Montana properties.

Under the agreement we issued 50 million shares of our common stock to MAB.  MAB has the right and opportunity to receive up to an additional 50 million shares, to be issued over a five-year period in specified numbers of shares that are tied to our performance in booking reserves.  The entire Consulting Agreement, including the monthly payments to MAB, terminates after five years, except MAB’s overriding royalty continues for the life of the properties.

The transfer of MAB’s working interest for our shares (including the carried interest), the revised override and MAB foregoing monthly capital cost advances, were analyzed by an independent economic evaluator, who, in a report dated April 10, 2007, concluded the transaction was fair to our existing shareholders.

Commencing July 1, 2005 and continuing through December 31, 2006, we and MAB operated pursuant to the Development Agreement, and a series of individual property agreements (collectively, the “EDAs”).  The Development Agreement set forth: (a) MAB’s obligation to assign to us a minimum 50% undivided interest in any and all oil and gas assets which MAB acquired from third parties in the future; and (b) our long-term relationship with MAB regarding the ownership and operation of all jointly-owned properties.  Each of the Properties acquired was covered by a property-specific EDA that was consistent with the terms of the Development Agreement.

Proposed Acquisition of Powder River Basin Properties

On December 29, 2006, we entered into a Purchase and Sale Agreement (the “PSA”) with Galaxy Energy Corporation (“Galaxy”) and its wholly owned subsidiary, Dolphin Energy Corporation (“Dolphin”).  Pursuant to the PSA, we agreed to purchase all of Galaxy’s and Dolphin’s oil and gas interests in the Powder River Basin of Wyoming and Montana (the “Powder River Basin Assets”).

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

Closing of the transaction is subject to approval by Galaxy’s secured noteholders, approval of all matters in its discretion by our Board of Directors, including the Company obtaining outside financing on terms acceptable to its Board of Directors, and various other terms and conditions.  Either party may terminate the agreement if closing has not occurred by August 31, 2007.

In January 2007, we paid to Galaxy a $2 million earnest money payment due under the terms of the agreement.  In the event the closing does not occur for any reason other than a material breach by us, the deposit shall convert into a promissory note (the “Note”), payable to us, and shall be an unsecured subordinated debt of both Galaxy and Dolphin, which is payable only after repayment of Galaxy’s and Dolphin’s senior indebtedness.  There is no assurance that Galaxy will have the funds to repay such a note.

We became the contract operator of the Powder River Basin Assets beginning January 1, 2007.  At closing, the operating expenses incurred by us as the contract operator will be credited toward the purchase price, or if closing does not occur, will be added to the principal amount of the Note.

On March 21, 2007, we entered into a Partial Assignment of Contract and Guarantee (the “Assignment”) with MAB.  Pursuant to this Assignment, we assigned MAB our right to purchase an undivided 45% interest in oil and gas interests in the Powder River Basin Assets, which right we obtained in the PSA with Galaxy.  As consideration for the Assignment, MAB assumed our obligation under the PSA to pay Galaxy $25 million in PetroHunter common stock.  MAB also agreed to indemnify us against costs relating to or arising out of the termination or breach of the PSA by Galaxy or Dolphin, and MAB agreed to guarantee the payment of principal and interest due to us in the event the PSA does not close.

Production and Prices

The following table sets forth information regarding net production of oil and natural gas, and certain price and cost information for quarters ended June 30, 2007, March 31, 2007, December 31, 2006 and the fiscal year ended September 30, 2006.  The figures reported below give effect to the retroactive adjustment relating to the six relinquished wells as more fully discussed in Note 4 of the accompanying financial statements.  We did not have any production during the comparable periods of the prior year.

	For the quarter ended June 30, 2007	For the quarter ended March 31, 2007	For the quarter ended December 31, 2006	For the fiscal year ended September 30, 2006
Production Data:
Natural gas (Mcf)	123,519	226,795	142,229	5,822
Oil (Bbls)	32	55	584	-0-
Average Prices:
Natural gas (per Mcf)	$7.04	$5.59	$5.17	$6.12
Oil (per Bbl)	$58.57	$54.13	$58.29	--

Productive Wells

The following table summarizes information at June 30, 2007, relating to the productive wells in which we owned a working interest as of that date.  Productive wells consist of producing wells and wells capable of production.  Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Gross			Net
Location	Oil	Gas	Total	Oil	Gas	Total
Colorado	--	16	16	--	4.2	4.2
Utah	--	--	--	--	--	--
Montana	2	--	2	2.0	--	2.0
Australia	--	--	--	--	--	--
TOTAL	2	16	18	2.0	4.2	6.2

Acreage Positions

As of June 30, 2007, we owned interests in the following developed and undeveloped acreage positions.  Undeveloped acreage refers to acreage that has not been placed in producing units.

	Developed		Undeveloped
Location	Gross Acres	Net Acres	Gross Acres	Net Acres
Colorado	480.0	102.2	28,605.0	21,662.9
Utah	0	0	173,738.0	173,738.0
Montana	80.0	80.0	93,515.0	72,734.0
Australia	0	0	7,000,000.0	7,000,000.0
TOTAL	560.0	182.2	7,295,858.0	7,268,134.9

Summary of Development and Exploration Projects and Plan of Operations

The following is an update of our production and exploration areas and significant projects.  While actively pursuing specific production and exploration activities in each of the following areas, we continually review additional acquisition opportunities in our core areas that meet our exploration criteria.

Heavy Oil Properties

Great Salt Lake, Utah.  We have 173,738 net mineral acres under lease (covered by approximately 78 leases) on two principal properties, the West Rozel Field and the Gunnison Wedge prospect in the Great Salt Lake of Utah.  Our drilling plan now includes six vertical wells in the West Rozel Field.  The six wells have been sited according to geology and the State of Utah drilling regulations.  Permits are being prepared for the six wells.  Site visit was conducted to meet with the land owner for access to the lake from Little Valley Harbor.

PetroHunter has negotiated an extension to the dates of the work commitments under the current acquisition agreement.  The amendment between the Company and American Oil & Gas, Inc. was executed on July 31, 2007.

Fiddler Creek, Montana.  We have completed major geologic studies on the 23,795 net acres of leasehold owned by the Company across four anticlines on the northern portion of the Big Horn Basin, which extends from north central Wyoming into southern Montana.  Our interests encompass significant portions of Roscoe Dome, Dean Dome, Fiddler Creek and MacKay Domes, which we believe have significant estimated in place oil reserves.  These structures are large asymmetric anticlines with proven production from several Cretaceous horizons; i.e., the Upper Greybull Sandstone, the Lower Greybull Sandstone and the Pryor Sandstone.  The geologic studies have identified locations that appear to have the most potential.  The current program for Fiddler Creek includes one re-completion, one vertical well and one horizontal well; two re-completions and one horizontal well in Roscoe Dome; and one re-completion and two vertical wells in Dean Dome.  As the program proceeds, refinements will be made based on results.

Promised Land, Montana.  We have acquired 49,120 net acres in a resource play evaluating heavy oil reservoirs in Jurassic Swift Formation and lower Cretaceous Bow Island and Sunburst Sandstone reservoirs in north central Montana.  The Swift reservoirs were deposited in a shallow marine to estuarine depositional setting.  The Swift sandstones are commonly oil saturated in the area, and most well tests report oil shows in the Swift.  The reservoirs are up to 60 feet thick and composed of high quality sandstone, averaging about 20 percent porosity and permeabilities range up to one Darcy.  The oil gravities range from 10o to 22o API with viscosities of 1500 centipoise to greater than 50,000 centipoise at 125oF.  Additional conventional petroleum potential is possible in Devonian Duperow and Nisku formations, and in the Mississippian Madison Formation, and will require acquiring seismic data to define prospects.  We are now evaluating a seismic program to better define locations for an initial drilling program.

We do not have any drilling commitments with respect to this property.

Plan of Operations.  We anticipate that, over the next twelve to twenty-four months, we will incur the following costs related to our heavy oil prospects in Montana and Utah, subject to financing:

•	Approximately $1,300,000 to add land and drill a well in Montana on existing oil and gas leases in areas where we have already completed acquisitions;

•	$7,000,000 to $14,000,000 in connection with the Fiddler Creek project, to include drilling, completion and production facilities; and

•	$15,000,000 to $21,000,000 in connection with the Great Salt Lake project, to include project design, project equipment procurement, site infrastructure development and initial drilling.

Piceance Basin, Colorado Properties

Buckskin Mesa Project.  A 26-square mile 3D seismic survey has been licensed, re-processed, and interpreted to focus initial drilling in areas of thickest pay and enhanced fracturing.  We have acquired approximately 20,000 net acres of leasehold in Rio Blanco County, Colorado, subject to certain payment and work commitments.  We have applied for and received six approved drilling permits to test targets in the Cretaceous Mesa Verde Group.  We have drilled and cased our first well at Buckskin Mesa, the Anderson 6-16, with a total depth of 10,785 feet.  Log analysis indicates a gross pay interval in excess of 3,500 feet, with a net pay of 600 feet with 215 feet in the primary Williams Fork Target.  Gas shows during drilling averaged 3,000 units with peaks as high as 20,000 units.  We have drilled and cased the Anderson 13-10 to a total depth of 10,835 feet.  This well also had gas shows during drilling.  Log analysis of the second well indicates net pay of 572 feet.  The third well, Lake 16-21, was cased on April 9, 2007 and has net sandstone pay of 590 feet.  The fourth well, the Harold Anderson 4-21, was cased on June 5, 2007 and has net sandstone pay of greater than 500 feet.  We are on site for the fifth well, Lake 6-22, which will complete our initial drilling operations and obligation under the acquisition agreement.  PetroHunter has received a notice of default from Daniels Petroleum Company for failure to tender payment of $500,000 due by August 15, 2007 under the Fourth Amendment to the original Acquisition Agreement.  The Amendment provides that PetroHunter has ten (10) days to cure the default without penalty, and fifteen (15) additional days to cure subject to a cash penalty, reassignment or other remedy.
Piceance II Project.  As of June 30, 2007, we had interests in 18 producing non-operated wells with 15 additional operated wells waiting on completion, and 1 well currently being drilling by PetroHunter to complete a lease obligation.  A portion of production and revenues from the non-operated wells are being held in suspense pending completion of certain property exchanges designed to maximize operating efficiencies between operators in the project area.

Production is from frac-stimulated perforations in stacked sands of the fluvial Williams Fork formation.

On November 28, 2006, we executed a purchase and sale agreement with Maralex Resources, Inc. and Adelante Oil & Gas, LLC (collectively “Maralex”) for the acquisition and development of 2,000 net acres in the Jack’s Pocket Prospect in Garfield County, Colorado.  Under the terms of the agreement, an initial payment of $100,000 was made upon execution and the balance of $2.9 million cash and issuance of 2,428,100 shares of our common stock due on January 15, 2007.  Effective January 12, 2007, the agreement was amended to extend the payment date for the cash due until March 15, 2007, with an increase in the number of shares to be issued to 3 million.  These shares were issued as of January 31, 2007.  Effective March 26, 2007, the agreement was further amended to extend the payment date until June 29, 2007 with an additional 1 million shares to be distributable to Maralex and Adelante.  We are obligated to drill four wells on these leases during 2008.  By letter received June 29, 2007, Maralex has advised of the default under the latest amendment to the original acquisition agreement, and PetroHunter has until August 28, 2007 to cure the default by payment of the balance due plus penalties.  If we do not cure the default, Maralex and Adelante have the option to rescind the agreement by reassignment of eighty percent of the shares conveyed by PetroHunter.

The Company has been in negotiations with multiple unrelated third party oil and gas operators (the “Third Parties”) to exchange leasehold interests in certain oil and gas leases in the Piceance II Project Area within the Piceance Basin of Colorado held by the Company for interests in certain oil and gas leases held by the Third Parties in the vicinity of the PetroHunter leasehold.  During the nine months ended June 30, 2007, the Company had drilled, as operator, 14 wells on oil and gas leases which are subject to the above described negotiations.  As of June 30, 2007 the Company has recorded only its share of costs in the 14 of the 16 wells drilled by that date, based upon its record title interest in each individual well, as Oil and Gas Properties, and has recorded costs incurred on behalf of the Third Parties, as Due From Joint Interest Owners.  At June 30, 2007 this amount totaled $16,273,715.  In the event the negotiations are successfully consummated the Company’s interest in those leases will increase to 100% and the balance Due From Joint Interest Owners will be reclassified to Oil and Gas Properties.  In the event the negotiations are not successfully consummated, the Third Parties will be obligated to reimburse the Company for all costs incurred for the Third Party’s working interest.  Management believes the transaction will be successfully consummated in the fourth quarter of fiscal 2007, and that the amounts classified as Due from Joint Interest Owner at June 30, 2007 will subsequently be reclassified to Oil and Gas Properties.

In February and March 2007, the Company received notice it was in default for failure to make timely payments of amounts due for drilling and completion operations, under the terms of a Joint Operating Agreement with an oil and gas operator (the “Operator”) and certain Well Participation and Farmout Agreements (the “Farmouts”) with a different third party oil and gas operator (the “Farmor”). On March 29, 2007, the Farmor notified the Company it was exercising its rights under the Farmouts to terminate the Farmouts and resume ownership of the working interests in six wells drilled on the farmout acreage.  The Farmor refunded all amounts paid by the Company to drill the wells, and credited the Company for the remaining balance due to the Operator.  The Company had recorded, through March 31, 2007, $2,470,100 of oil and gas sales revenue, $417,358 of lease operating and production tax expense and $426,566 of depreciation, depletion and amortization from the six wells in which it had held a contractual interest.

Accordingly, the accompanying financial statements as of June 30, 2007, and for the nine months then ended, have been adjusted from those previously presented at March 31, 2007, to retroactively eliminate the oil and gas sales, and related costs and expenses, from the terminated six wells.  The Company will restate the financial statements included in its Form 10-Q filed for the period ended March 31, 2007 to give effect to this transaction.

Plan of Operations.  We expect that the development of our Colorado properties will include continued drilling of wells in the southern portion of the Piceance Basin, where we expect to complete at least 12 wells for additional gas production, and design and construction of a two-mile low pressure gathering system to connect these wells to market.

Associated with the development of our Colorado properties, we anticipate that, over the next twelve to twenty-four months, we will incur costs of approximately $40,000,000 to continue drilling, completion and connection of wells drilled to date to gathering and sales gas systems.

Australian Properties

           Beetaloo Basin.  We spudded the Sweetpea Shenandoah #1 well on July 31, 2007.  To date, seven drilling locations have been identified based on extensive geological and geophysical analysis.  These locations have been cleared through the Northern Land Council, responsible for protecting Native Lands, and permits have been submitted to the Department of Primary Industries, Fisheries and Mines located in Darwin, Northern Territory.  Final drilling approval was received in May and these locations have been staked and will be formally surveyed.  The preparation of drilling pads and access lines commenced the last week of May and continued into June.

Sweetpea mobilized Century Resources to provide the drilling rig for the Shenandoah #1.  In preparation for the drilling program, a drilling yard has been constructed in the permit area.  Casing and other necessary materials were ordered and arrived prior to spudding this well.

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

Sweetpea currently controls 7 million contiguous acres in the Beetaloo Basin.  Applications for another 1.5 million acres have been submitted to the Territory’s Ministry.  Sweetpea owns the existing four permits.

Gippsland and Otway Basins.  On November 14, 2006, we entered into an agreement with Lakes Oil N.L. (“Lakes Oil”), under which we would jointly develop Lakes Oil’s onshore petroleum prospects (focusing on unconventional gas resources) in the Gippsland and Otway basins in Victoria, Australia.  Under an amendment to the original agreement, completion of the agreement was scheduled for June 30, 2007 with PetroHunter, or our subsidiary company, Sweetpea, farming into 33-1/3 of Lakes Oil’s permits by spending $7 million on exploration efforts.  In addition, we would subscribe for $3 million in new shares in Lakes Oil at 1.5 cents (Australian).  We also had the right to increase our position in Lakes Oil’s permits with two further 16-2/3% farm-in tranches of $10 million each, exercisable within 12 months and 24 months, respectively.  Under the agreement, Sweetpea would be the operator of the permits, but had signed a sub operator agreement with Lakes Oil to take advantage of their infrastructure in Victoria.  The Lakes Agreement expired pursuant to the terms of the Agreement, and the Company and Lakes are in ongoing discussions and negotiations to renew or extend the Agreement under revised terms.

  Northwest Shelf Area.  Effective February 19, 2007, the Commonwealth of Australia granted to Sweetpea an exploration permit in the shallow, offshore waters of Western Australia.  The permit, WA-393-P, has a six-year term and encompasses almost 20,000 acres.

Plan of Operations.  In Australia we plan to explore and develop portions of the 7,000,000 acres of the project area in the Northern Territory of Australia (Beetaloo Basin).  We anticipate that, over the next twelve months, we will incur approximately $20,000,000 in costs related to drilling, well completion and a potential delineation seismic program.  Over the next eight months, we plan to have a drilling program which shall consist of up to seven wells.  This number will vary depending on depth and success of the exploration drilling.

Current Financing Activities

To fund the planned operations described above and our fixed commitments for operating leases, delay rentals, property development fees and consulting fees and note payments to MAB totaling approximately $2,700,000 for the fiscal year ended September 30, 2007, we are engaging in financing activities.  On November 6, 2006, we commenced an offering of up to $125,000,000 pursuant to a private placement of units at $1.50 per unit.  Each unit consisted of one share of our common stock and one-half common stock purchase warrant.  A whole common stock purchase warrant entitled the purchaser to acquire one share of our common stock at an exercise price of $1.88 per share through December 31, 2007.  As of March 31, 2007, we had received $2,767,500 from the sale of units pursuant to the private placement.  In February 2007, our board of directors determined that the composition of the units being offered would be restructured, and those investors who had subscribed in the offering would be offered the opportunity to rescind their subscriptions or to participate on the same terms as ultimately defined for the restructured offering.  During the three months ended June 30, 2007, one investor chose to convert his $300,000 investment into 642,857 shares of the Company’s common stock.

In December 2006, PetroHunter Australia commenced the sale, pursuant to a private placement, of up to $50,000,000 of convertible notes.  As of January 8, 2007, proceeds of $1,530,000 had been received from the offering.  In February 2007, PetroHunter Australia terminated the offering, refunded $30,000 to four investors, and converted $1,500,000 from one investor as the initial funding under a Credit and Security Agreement entered into January 9, 2007, as described below.

On January 9, 2007, we entered into a Credit and Security Agreement (the “January 2007 Credit Facility”) with Global Project Finance AG, a Swiss company (“Global”), for mezzanine financing in the amount of $15 million.  The January 2007 Credit Facility provided for an interest rate of 6.75% over prime, and is secured by a first perfected lien on the Company’s assets, limited to the specific portion of the assets to which the loan proceeds are applied by the Company.  We have applied most of the proceeds of this loan to the Company’s drilling and development operations in the Piceance Basin, Colorado.  The terms of the January 2007 Credit Facility also provide for the issuance of warrants to purchase 1,000,000 of our common shares upon execution of the January 2007 Credit Facility, and an additional 200,000 warrants, for each $1 million draw down of the credit facility up to $15 million.  The warrants are exercisable for until January 9, 2012.  The exercise prices of the warrants are equal to 120% of the volume weighted average price of our stock for the 30 days immediately prior to each warrant issuance date.  Global and its controlling shareholder were shareholders of the Company prior to the January 2007 Credit Facility.  As April 30, 2007, we had drawn down all $15,000,000 on the credit facility.

On May 21, 2007, we entered into a second Credit and Security Agreement with Global (the “May 2007 Credit Facility”).  Under that Agreement, Global has agreed to use its best efforts to advance up to $60,000,000 over the next 18 months.  Interest accrues at 6.75% over the prime rate and is payable quarterly beginning June 30, 2007.  We are to begin making principal payments on the loan beginning at the end of the first quarter following the end of the 18-month funding period, with the maturity date of the loan being 30 months from the date of the Agreement.  The loan is secured by a first perfected security interest on our Piceance II, Buckskin Mesa and Sugar Loaf projects in the Piceance Basin, Colorado (the “Security Interest”).  We plan to use the loan proceeds for our drilling and development operations in the Piceance Basin and other mineral interests we own and will acquired, as well as for ongoing working capital needs.

Global received warrants to purchase 2,000,000 shares of our common stock upon execution of the May 2007 Credit Facility and 400,000 warrants for each $1,000,000 advanced under the credit facility.  The warrants are exercisable until May 21, 2012, and the exercise prices are equal to 120% of the volume-weighted average price of the stock for the 30 days immediately preceding each warrant issuance date.  In addition, upon each advance, Global receives a fee equal to 2% of the amount of the advance.

With respect to the January 2007 Credit Facility, we agreed to extend to Global the same terms as those contained in the May 2007 Credit Facility on a “most favored nation” basis.  The Security Interest secures our obligations under both credit facilities on a pro rata basis.

We dissolved PetroHunter Australia and formed Australia PetroHunter Ltd. in British Columbia in May 2007, as we believe that conditions for raising capital are more favorable in Canada than in the United States.  In July 2007, Australia PetroHunter commenced a private placement of warrants to raise up to Cdn.$25,000,000.  As of August 15, 2007, no subscriptions had been received.

Liquidity and Capital Resources

We had not commenced principal operations or earned significant revenue as of June 30, 2007, and are considered a development stage company.  During the period from inception to June 30, 2007, we incurred a cumulative net loss of $41,087,227 and at that date have a working capital deficit of $25,967,927.  In order to fund our operations, current drilling commitments and planned exploration and development of oil and gas properties, we will require significant additional funding.  We have sold approximately $83.7 million of notes, convertible notes and common stock from inception through June 30, 2007, and our management believes that we will be successful in raising additional funding to have sufficient capital to meet our obligations for our planned operations for at least the next twelve months.

The Company at June 30, 2007 is vastly different from its existence at June 30, 2006.  At June 30, 2006, we had been operating for approximately one year, had no employees, no drilling operations and had acquired interests in five properties including its Heavy Oil projects in Utah and Montana, Buckskin Mesa, Piceance II and Northern Territory comprising approximately 7.1 million acres.  Each area was in the acquisition stage or very early stages of exploration.  During the 2006 fiscal year and the first nine months of the current fiscal year, we added 17 employees, moved to offices in Denver, Colorado, and commenced a drilling program of 20 operated wells with participation in 18 additional wells, and have added approximately 200,000 gross acres of leasehold with operations commenced on each project area.

We funded the acquisition of these properties and the increased level of activity primarily through the sale of debt and equity securities for cash.  We also issued 8,800,000 shares, valued at $0.50 per share, as partial consideration for the acquisition of oil and properties and as consideration for a finder’s fee on an oil and gas prospect.  At June 30, 2007, we had a working capital deficit of $25,967,927 and cash of $18,101.  In addition, we will need to raise additional funds for our planned operations and acquisitions.

Prior to the acquisition of PetroHunter Operating Company in May 2006, we entered into five separate loan agreements, aggregating $400,000, due one year from issuance, commencing October 11, 2006.  The loans bear interest at 12% per annum, are unsecured, and are convertible, at the option of the lender at any time during the term of the loan or upon maturity, at a price per share equal to the closing price of our common stock on the OTC Bulletin Board on the day preceding notice from the lender of its intent to convert the loan.  As of June 30, 2007, we were in default on payment of these notes and are in discussion with the holders about converting the notes and accrued interest into shares of the Company’s stock.

Cash Used in Operating Activities.  We incurred a net loss of $18,276,394 and we used cash of $7,146,476 for operating activities for nine months ended June 30, 2007.  See “Results of Operations” below for the discussion of our operating expenses.  The principal adjustments to reconcile the net loss to net cash used in operating activities were stock based compensation of $7,304,762, as a result of stock options issued to employees and consultants; depreciation, depletion, amortization, impairment and accretion of $1,068,108; common stock issued for financing costs of $1,337,749; and amortization of discount on notes payable of $457,771.  In comparison, we used $7,182,907 of cash in operations for the nine months ended June 30, 2006 and the principal adjustment to reconcile from the net loss of $8,557,560 was $1,353,090 of stock based compensation expense and $942,562 of common stock issued for financing costs.

Cash Used in Investing Activities.  We used cash of $31,514,698 in investing activities during the nine months ended June 30, 2007, primarily for our additions to our oil and gas properties of $13,212,093, costs incurred on behalf of joint interest owners of $16,273,715, and deposits on oil and gas property acquisitions of $2,243,777.  Depending on the outcome of current negotiations with third party joint interest owners, the amount expended on behalf of the joint interest owners will either be reclassified to additions to oil and gas properties, or will be collected in the form of cash payments from the joint interest owners.  We also recovered $475,000 of restricted cash, which are certificates of deposit underlying letters of credit for exploration permits, state and local bonds and guarantees to vendors.  During the nine months ended June 30, 2006, we used $20,731,982 for additions to oil and gas properties.

We currently anticipate our capital budget will be approximately $40 million for the calendar year ending December 31, 2007, which we plan to use for a diverse portfolio of development and exploration wells in our core areas of operation.  If we are unable to obtain capital through the sale of our securities or a credit facility or otherwise, our ability to execute our development plans could be greatly limited.  We may consider selling down a portion of our interests in some of our exploration and development projects to industry partners to generate additional funds to finance the balance of our 2007 calendar year capital budget.

Cash Provided by Financing Activities.  Cash provided by financing activities in the nine months ended June 30, 2007 consisted of proceeds from promissory notes sold under a Credit and Security Agreement of $25,000,000 and proceeds from the sale of units in our private placement shares for gross proceeds of $2,767,500.  Total cash provided by financing activities was $28,047,500 and we had a cash balance of $18,101 at June 30, 2007.

It is anticipated that the continuation and future development of our business will require significant additional capital expenditures.  We believe cash flow from our existing producing wells and wells soon to be connected will provide sufficient funds to meet our ongoing administration and operating expenditures; however, our capital expenditure budget for the calendar year ending December 31, 2007 will depend on our success in selling additional prospects for cash, the level of industry participation in our exploration projects, the availability of debt or equity financing, and the results of our activities.  We anticipate spending approximately $40 million on exploration and development activities during the calendar year ending December 31, 2007.  To limit capital expenditures, we may form industry alliances and exchange an appropriate portion of our interest for cash and/or a carried interest in our exploration projects.  We may need to raise additional funds to cover capital expenditures.  These funds may come from cash flow, equity or debt financings, a credit facility, or sales of interests in our properties, although there is no assurance additional funding will be available or that it will be available on satisfactory terms.

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Oil and Gas Revenues.  We generated our first revenues during the last quarter of our fiscal year ending September 30, 2006 from initial testing and production of natural gas wells in the Piceance Basin of Colorado.  Revenues decreased significantly for the quarter ended June 30, 2007 from the previous quarter as we agreed to relinquish our six best producing wells, following our default on the timely payment of drilling and completion obligations on the wells.  As discussed in Note 4 to the accompanying financial statements, we adjusted the current financial statements to retroactively eliminate the oil and gas sales, and related costs and expenses, from the terminated six wells.  We will restate the financial statements included in our Form 10-Q filed for the period ended March 31, 2007 to give effect to this transaction.

The loss of revenue from the six relinquished wells was partially offset by production from five additional wells that recorded initial production during the period.  We sold 123,519 mcf of natural gas and 32 barrels of oil, generating $846,950 ($7.04/mcf and $58.57/bbl) of production revenues for the three months ended June 30, 2007, as compared to none for the three months ended June 30, 2006.  We recorded lease operating expenses of $211,260($1.74/mcfe) and depreciation, depletion and amortization (DD&A) expense of $251,460 ($2.03mcfe) for the 2007 period.

General and Administrative.  Due to the substantially increased level of activity during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, general and administrative expenses increased by $3,460,434 or 179%

For the quarters ended June 30, 2007 and 2006, we recorded general and administrative costs of $5,395,364 and $1,934,930, respectively, as summarized below:

	Three months ended June 30,
	2007	2006
Consulting fees	$ 418,420	$ 554,707
Insurance	74,309	32,947
Investor relations	63,187	165,281
Legal	114,496	56,123
Salaries	544,092	-
Stock based compensation	3,688,038	846,734
Travel and entertainment	266,641	217,447
Director fees	13,500	-
Office lease and expenses	118,695	43,768
Audit and accounting	40,803	10,824
Other expenses	53,183	7,099
	$ 5,395,364	$ 1,934,930

•	Consulting fees decrease slightly in 2007 due to the addition of full time staff to replace certain consultants in the prior periods.
•	Insurance increased due to medical insurance benefits provided for employees, cost of insurance to cover office furnishings and equipment, and directors and officers insurance.

•	Investor relations decreased in 2007 compared to 2006 when we were in the process of becoming a public company through the Stock Exchange in May 2006.
•
Legal expenses increased in 2007 due to growth of the business, particularly with regard to new financings, the renegotiation of the MAB Acquisition and Consulting Agreement, and the costs of public company reporting and compliance.

•	Increased salary expense in 2007 reflects the fact we had no employees at June 30, 2006 compared to 17 employees as of June 30, 2007.
•	Increased stock based compensation expense in 2007 reflects significantly more options granted and vested as of June 30, 2007 as compared to June 30, 2006.
•	Increased travel and entertainment expenses reflect the growth of the business, the level of operational activity both domestically and in Australia.
•	Increased director fees reflect compensation paid to three outside directors in 2007 versus none in 2006.
•	Increased office expenses reflects costs of our existing offices in Denver and Salt Lake City in 2007. In 2006, the Company had no office facilities.
•
Increased accounting and audit fees reflect the growth of the business, complexity of the transactions entered into and the resultant audit and review requirements subsequent to becoming a public reporting entity effective May 2006.

Property Development – Related.  During the three months ended June 30, 2006, we incurred $1,245,000 in property development costs with MAB, as compared to nil in 2007.  This reduction follows the execution of the new Acquisition and Consulting Agreement with MAB, which was effective January 1, 2007, under which we no longer incur property development costs with MAB.

Depreciation, Depletion, Amortization, Impairment and Accretion Expense.  We recorded depreciation on furniture and fixtures of $52,448, depletion of oil and gas properties of $251,460, and accretion of asset retirement obligation (ARO) of $671 during the three months ended June 30, 2007.  For the corresponding period of 2006 we incurred no such expenses, due to the early stage of our business and having no revenue from oil and gas operations.

Operating Expenses.  Total operating expenses for 2007 were $5,986,203, as compared to $3,179,930 in 2006.

Interest Expense.  We incurred interest and financing expenses of $1,545,801 for 2007, as compared to $1,295,118 for 2006.  The increase in 2007 relates primarily to financing costs paid in common stock to extend the payment terms for pending acquisitions of oil and gas properties of $204,081 in 2007 compared to none in 2006.

Net Loss. As a result of the expenses described above and the retroactive adjustment related to the relinquishment of six producing wells, we incurred a loss of $6,678,774 for 2007 as compared to $4,475,048 for 2006, increasing the loss accumulated since inception to $41,087,227.

Nine months ended June 30, 2007 compared to nine months ended June 30, 2006

Oil and Gas Revenues.  As discussed in Note 4 to the accompanying financial statements, we adjusted the current financial statements to retroactively eliminate the oil and gas sales, and related costs and expenses, from the terminated six wells.  We will restate the financial statements included in our Form 10-Q filed for the period ended March 31, 2007 to give effect to this transaction.  The discussion below addresses the results of operations for the nine months ended June 30, 2007, including the effect of the aforementioned retroactive adjustment.

During the nine months ended June 30, 2007, we sold 350,314 mcf of natural gas and 87 barrels of oil, generating $2,185,294 ($6.22/mcf and $54.36/bbl) of production revenue, as compared to none for the nine months ended June 30, 2006.  We recorded lease operating expenses of $600,350 $1.71/mcfe) and DD&A of $383,615($1.09/mcfe) for the 2007 period.

General and Administrative.  Due to the substantially increased level of activity during the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006, general and administrative expenses increased by $9,583,152 or 251%.

For the nine months ended June 30, 2007 and 2006, we recorded general and administrative costs of $13,393,935 and $3,810,783 respectively, as summarized below:

	Nine months ended June 30,
	2007	2006
Consulting fees	$ 1,021,733	$ 1,054,708
Insurance	220,046	44,314
Investor relations	495,098	472,701
Legal	735,308	405,950
Salaries	1,696,189	-
Stock based compensation	7,304,762	1,353,090
Travel and entertainment	1,045,893	350,137
Director fees	46,500	-
Office lease and expenses	446,427	71,964
Audit and accounting	218,025	46,736
Other expenses	163,954	11,183
	$13,393,935	$3,810,783

•	Insurance increased due to medical insurance benefits provided for employees and cost of insurance to cover office furnishings and equipment, and directors and officers insurance coverage.
•
Legal expenses increased in 2007 due to growth of the business, particularly with regard to new financings, the renegotiation of the MAB Acquisition and Consulting Agreement, and the incremental costs of public company reporting and compliance.

•	Increased salary expense in 2007 reflects the fact we had no employees at June 30, 2006 compared to 17 employees as of June 30, 2007.
•	Increased stock based compensation expense in 2007 reflects significantly more options granted and vested as of June 30, 2007 as compared to June 30, 2006.
•
Increased travel and entertainment expenses reflect the growth of the business, the level of operational activity both domestically and in Australia, and the increases in professional staff.  Additional travel of staff was required during the fundraising activities discussed above and for the Australian operational activities in 2007.

•	Increase in director fees reflects compensation paid to three outside directors in 2007 versus none in 2006.
•	Increased office expenses reflect costs of our existing offices in Denver and Salt Lake City in 2007. In 2006, the Company had no office facilities.
•	Increased accounting and audit fees reflect the growth of the business, complexity of the transactions entered into and the resultant audit review requirements.

Property Development – Related.  During the nine months ended June 30, 2007, we incurred $1,815,000 in property development costs with MAB, as compared to $2,765,000 in 2006.  All 2007 costs were incurred in the first three months of fiscal 2007.  The Company and MAB executed a new Acquisition and Consulting Agreement effective January 1, 2007, under which we no longer incur property development costs with MAB.

Depreciation, Depletion, Amortization, Impairment and Accretion Expense.  We recorded depreciation on furniture and fixtures of $132,371, depletion of oil and gas properties of $383,615, impairment expenses of $550,790, and accretion of ARO of $1,333 during the nine months ended June 30, 2007.  For the corresponding period of 2006 we incurred no such expenses, due to the early stage of our business.

Operating Expenses.  Total operating expenses for 2007 were $17,027,574, as compared to $6,575,783 in 2006.

Interest Expense.  We incurred interest and financing expenses of $3,454,813 for 2007, as compared to $1,981,777 for 2006.  The increase relates primarily to financing costs paid in common stock to extend the payment terms for pending acquisitions of oil and gas properties of $1,337,749 in 2007 compared to none in 2006 coupled with higher debt levels in 2007 following the issuance of $25,000,000 of notes payable under two Security and Credit Agreements, and the issuance of the $13.5 million note payable to MAB as part of the Consulting Agreement executed in January 2007.

Going Concern

We have incurred a cumulative net loss $41,087,227 for the period from inception to June 30, 2007 and at June 30, 2007 have a working capital deficit of $25,967,927.  We require significant additional funding to sustain our operations and satisfy our contractual obligations and current commitments for our planned oil and gas exploration and development operations.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing in order to fund our planned operations and ultimately to achieve profitable operations.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of June 30, 2007, the off-balance sheet arrangements and transactions that we have entered into include operating lease agreements.  We do not believe that these arrangements will materially affect our liquidity or the availability of, or requirements for, capital resources.

Schedule of Contractual Obligations

         The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreements for the periods specified as of June 30, 2007.
Contractual obligations (1)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible Notes Payable Principal Interest Notes Payable Principal & Interest Related Party (2) Other	$ 400,000 60,000 14,361,209 34,126,986	$400,000 60,000 4,012,815 4,740,000	$ - - 6,127,981 29,386,986	$ - - 4,220,413 -	$ - - - -
Office, Equipment Leases & Other	905,513	226,209	474,492	204,812	-
TOTAL	$49,853,708	$9,439,024	$35,989,459	$4,425,225	$-
________________
(1)	We have excluded asset retirement obligations because we are not able to precisely predict the timing for these amounts.

(2)	Interest payments were calculated using actual interest rates charged through June 30, 2007 and 5.3% thereafter.

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

Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties.  Should capitalized costs exceed this ceiling, an impairment is recognized.  The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  As of June 30, 2007, we have no proved reserves, have received revenue from testing and production on our initial wells, and all oil and gas property costs are considered to be unevaluated and are recorded at the lower of cost or estimated fair market value.

Asset Retirement Obligation.  We apply SFAS 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  The liability is capitalized as part of the related long-lived asset’s carrying amount.  Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset.  Asset retirement obligations (“ARO”) relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties.  At June 30, 2007, we had recorded an ARO of $338,301 for our initial wells under progress.

Share Based Compensation. On October 1, 2005, we adopted SFAS 123(R), “Accounting for Stock-Based Compensation,” using the modified prospective method, which results in the provisions of SFAS 123(R) being applied to the consolidated financial statements on a going-forward basis.  Prior periods have not been restated.  SFAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method.  Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period.  The expense recognized over the service period is required to include an estimate of the awards that will be forfeited.  Previously, no such forfeitures have occurred.  We are assuming no forfeitures going forward based on our historical forfeiture experience.  The fair value of stock options is calculated using the Black-Scholes option-pricing model.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  The interpretation will be effective for the fiscal year beginning October 1, 2007 for the Company.  The adoption of FIN 48 is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The Statement is to be effective for the Company’s financial statements issued in 2009; however, earlier application is encouraged.  We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.

 In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”).  Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary.  SAB 108 was effective for the Company on October 1, 2006.  The adoption of SAB 108 had no impact on our financial position or results from operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.”  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”  This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP will be effective for the fiscal year beginning October 1, 2007 for the Company.  The adoption of this FSP is not expected to have a material impact on our financial position or results from operations.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for our financial statements issued in 2009.  We are currently evaluating the impact that the adoption of SFAS No. 159 might have on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk relates to changes in the pricing applicable to the sales of gas production in the Piceance Basin in Colorado.  This risk will become more significant to us as our production increases in this area.  We also have market risk related to the interest rate on borrowings under our Credit Facilities, which accrues at variable interest rates.  Although we are not using derivatives at this time to mitigate the risk of adverse changes in commodity prices or interest rates, we may consider using them in the future.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective.  The controls were not sufficient to ensure that the Company’s accounting department would receive or review material documents, or to ensure that the accounting department would receive or review information on a timely basis.  There was not an effective system in place to ensure that those responsible for financial reporting received copies of Board minutes which reflected the issuance of common shares of stock.  In addition, the Company’s accounting department does not have adequate staffing to provide timely financial information.  Subsequent to the end of the period covered by this report, we approved and are implementing procedures and processes to remediate this control deficiency by completing the implementation of an improved information flow and disclosure system within the Company.  We also hired additional staff for the accounting department subsequent to June 30, 2007.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer have determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.  As disclosed above, subsequent to the end of our last fiscal quarter, we began the implementation of certain changes, which we believe will improve our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

The law firm of Minter Ellison, based in Melbourne, Australia, has filed an action against Sweetpea and the Company to recover approximately $215,000 in legal fees which are currently owed.  No further proceedings have taken place.

ITEM 1A.          RISK FACTORS

There were no material changes from the risk factors disclosed in our Form 10-KSB for the fiscal year ended September 30, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, a wholly-owned subsidiary of the registrant, PetroHunter Australia Ltd., sold convertible notes in the aggregate amount of $25,000 to three accredited investors pursuant to the exemption from registration contained in Rule 506 of Regulation D.  These funds were returned to the investors during the three months ended June 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Regulation S-K Number	Exhibit

2.1
Stock Exchange Agreement dated February 10, 2006 by and among Digital Ecosystems Corp., GSL Energy Corporation, MABio Materials Corporation and MAB Resources LLC (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-QSB for the quarter ended December 31, 2005, filed February 16, 2006)

2.2	Amendment No. 1 to Stock Exchange Agreement dated March 31, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K dated March 31, 2006, filed April 7, 2006)

2.3	Amendment No. 5 to Stock Exchange Agreement dated May 12, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K dated May 12, 2006, filed May 15, 2006)

Regulation S-K Number	Exhibit

2.4
Purchase and Sale Agreement dated December 29, 2006 between Dolphin Energy Corporation and Galaxy Energy Corporation and PetroHunter Operating Company and PetroHunter Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated December 29, 2006, filed January 4, 2007)

2.5
Second Amendment to Purchase and Sale Agreement dated February 28, 2007 (incorporated by reference to Exhibit 2.2 to the Company’s amended current report on Form 8-K dated December 29, 2006, filed March 2, 2007)

2.6
Partial Assignment of Contract and Guarantee between PetroHunter Energy Corporation, PetroHunter Operating Company and MAB Resources LLC, dated March 21, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated March 21, 2007, filed March 22, 2007)

2.7
Third Amendment to Purchase and Sale Agreement dated March 30, 2007 (incorporated by reference to Exhibit 2.3 to the Company’s amended current report on Form 8-K dated December 29, 2006, filed April 2, 2007)

2.8
Fourth Amendment to Purchase and Sale Agreement dated April 30, 2007 (incorporated by reference to Exhibit 2.4 to the Company’s amended current report on Form 8-K dated December 29, 2006, filed May 1, 2007)

2.9
Fifth Amendment to Purchase and Sale Agreement dated May 31, 2007 (incorporated by reference to Exhibit 2.5 to the Company’s amended current report on Form 8-K dated December 29, 2006, filed June 1, 2007)

2.10
Sixth Amendment to Purchase and Sale Agreement dated June 30, 2007 (incorporated by reference to Exhibit 2.6 to the Company’s amended current report on Form 8-K dated December 29, 2006, filed July 2, 2007)

2.11
Seventh Amendment to Purchase and Sale Agreement dated July 31, 2007 (incorporated by reference to Exhibit 2.7 to the Company’s amended current report on Form 8-K dated December 29, 2006, filed August 2, 2007)

3.1	Articles of Incorporation (incorporated by reference to Exhibit A to the Information Statement filed July 17, 2006)

3.2	Bylaws (incorporated by reference to Exhibit B to the Information Statement filed July 17, 2006)

10.1	Business Consultant Agreement dated October 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated October 1, 2005, filed October 28, 2005)

10.2	Marketing Management Contract dated October 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated October 1, 2005, filed October 28, 2005)

Regulation S-K Number	Exhibit

10.3
Loan Agreement with Carnavon Trust Reg. Dated for reference October 11, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2005, filed November 21, 2005)

10.4
Loan Agreement with Carnavon Trust Reg. Dated for reference December 5, 2005 (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-QSB for the quarter ended December 31, 2005, filed February 16, 2006)

10.5
Loan Agreement with Carnavon Trust Reg. Dated for reference February 2, 2006 (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-QSB for the quarter ended December 31, 2005, filed February 16, 2006)

10.6	2005 Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s annual report Form 10-KSB for the fiscal year ending March 31, 2006, filed on July 14, 2006)

10.7
Management and Development Agreement Between MAB Resources LLC and GSL Energy Corporation (Amended and Restated) Effective July 1, 2005 (incorporated by reference from Exhibit 10.4 to the Company’s annual report Form 10-KSB for the fiscal year ending March 31, 2006, filed on July 14, 2006)

10.8
Acquisition and Consulting Agreement between MAB Resources LLC and PetroHunter Energy Corporation Effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s amended current report on Form 8-K dated January 9, 2007, filed May 4, 2007)

10.9
Credit and Security Agreement dated as of January 9, 2007 between PetroHunter Energy Corporation and PetroHunter Operating Company and Global Project Finance AG (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated January 9, 2007, filed January 11, 2007)

10.10
Credit and Security Agreement dated as of May 21, 2007 between PetroHunter Energy Corporation and PetroHunter Operating Company and Global Project Finance AG (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 21, 2007, filed May 22, 2007)

10.11
Subordinated Unsecured Promissory Note dated July 31, 2007 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 31, 2007, filed August 1, 2007)

31.1	Rule 13a-14(a) Certification of Charles B. Crowell

31.2	Rule 13a-14(a) Certification of Carmen J. Lotito

32.1	Certification of Charles B. Crowell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

Regulation S-K Number	Exhibit

32.2	Certification of Carmen J. Lotito Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROHUNTER ENERGY CORPORATION (Registrant)

Date: August 24, 2007	By: /s/ Carmen J. Lotito
Carmen J. Lotito Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)