Form 10-Q/A
period 2007-03-31
PetroHunter Energy Corp
filed 2007-09-06
CIK 1298824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 to Form 10-Q for the quarterly period ended March 31, 2007, as originally filed with the SEC on May 21, 2007 and as amended on June 13, 2007, to restate our financial statements and corresponding financial information for the quarterly period ended March 31, 2007.

We are restating the financial statements and corresponding financial information to appropriately account for the operating results associated with certain agreements.  During February and March 2007, the Company received notice it was in default for failure to make timely payments of amounts due for drilling and completion operations, under the terms of a Joint Operating Agreement with an oil and gas operator and certain Well Participation and Farmout Agreements with a different third party oil and gas operator.  The Company had recorded, through March 31, 2007, $2,470,100 of oil and gas sales revenue, $420,994 of lease operating and production tax expense, $426,566 of depreciation, depletion and amortization;  and at March 31, 2007 had recorded $1,165,651 of oil and  gas receivables, $4,509,977 in oil and gas properties, and $3,388,352 in accounts payable and accrued expenses from the six wells in which it had held a contractual interest This restatement reverses the related operational results recorded during the period.

A more complete discussion of this restatement is set forth in Note 1 to the consolidated financial statements included in Part I, Item 1 of this Amendment No. 2.  Changes also have been made to Part I, Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment No. 2, as a result of the restatement.

This Amendment No. 2 continues to speak as of the date of Amendment No. 1 to Form 10-Q for the quarterly period ended March 31, 2007 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of Amendment No. 1 to Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 2 to Form 10-Q should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on May 21, 2007 and Amendment No. 1 to Form 10-Q.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,
	2007	September 30
	(unaudited)	2006
Current Assets
Cash and cash equivalents	$1,702,427	$10,631,776
Oil and gas receivables	968,106	-
Oil and gas receivables - related party	73,616	35,656
Other receivables	558,401	22,290
Due from related parties	-	921,344
Prepaid expenses and other assets	7,382	30,960
Total current assets	3,309,932	11,642,026

Property and Equipment, at cost
Oil and gas properties under full cost, net	160,363,026	45,972,784
Deposit on pending oil and gas property acquistion	2,243,777	-
Furniture and equipment, net	746,559	550,213
	163,353,362	46,522,997

Other Assets
Due from joint interest owner	10,618,987	-
Restricted cash	1,101,793	1,076,793
Deferred financing costs	162,016	-

Total Assets	$178,546,090	$59,241,816

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$17,949,333	$9,644,236
Note payable - related party - current portion	2,925,000	-
Accrued interest payable	350,379	124,474
Accrued interest payable - related party	178,814	-
Due to shareholder and related parties	889,283	197,785
Contracts payable - oil and gas properties	2,600,000	-
Convertible notes payable - in default	350,000	-
Convertible notes payable	50,000	400,000
Total current liabilities	25,292,809	10,366,495

Non Current Obligations
Notes payable - related party	10,125,000	-
Notes payable - net	10,687,121	-
Asset retirement obligation	326,103	522,054
	21,138,224	522,054

Total Liabilities	46,431,033	10,888,549

Common stock subscribed	3,067,500	-

Commitments and Contingencies (Notes 4, 5, 8, 9, 10 and 13)
Stockholders' Equity
Preferred stock, $.001 par value
Authorized - 1,000,000 shares, issued, none	-	-
Common stock, $.001 par value
Authorized - 500,000,000 shares
Issued and outstanding - 222,928,734 and 219,928,734 shares	222,929	219,929
Capital in excess of par value	81,623,051	70,944,172
Common stock issuable	81,732,450	-
Deficit accumulated during the development stage	(34,530,873)	(22,810,834)
Total Stockholders' Equity	129,047,557	48,353,267

Total Liabilities and Stockholders' Equity	$178,546,090	$59,241,816

The accompanying notes are an integral part of the consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three
	Months Ended	Months Ended
	March 31	March 31
	2007	2006
	(unaudited)	(unaudited)
Revenues
Oil and gas revenues	$889,498	$-

Costs and Expenses
Lease operating expenses	223,834	-
General and administrative	4,331,209	1,157,998
Property development - related	-	820,000
Consulting fees - related party	75,000
Depreciation, depletion, amortization and accretion	126,604
Total operating expenses	4,756,647	1,977,998

Other Income (Expense)
Interest income	6,330
Interest expense	(2,004,412)	(499,225)
Total other income (expense)	(1,998,082)	(499,225)

Net Loss	$(5,865,231)	$(2,477,223)

Net loss per common share -
basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	222,562,067	103,271,111

			Cumulative from
			Inception
	Six	Six	(June 20, 2005)
	Months Ended	Months Ended	to
	March 31	March 31	March 31
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)
Revenues
Oil and gas revenues	$1,338,374	$-	$1,374,030

Costs and Expenses
Lease operating expenses	385,634	-	389,306
General and administrative	8,002,207	1,869,252	22,875,799
Property development - related	1,815,000	1,520,000	7,205,000
Consulting fees - related party	75,000	-	75,000
Depreciation, depletion, amortization and accretion	763,531	-	836,668
Total operating expenses	11,041,372	3,389,252	31,381,773

Other Income (Expense)
Interest income	14,389	-	17,022
Interest expense	(2,031,430)	(686,660)	(4,540,152)
Total other income (expense)	(2,017,041)	(686,660)	(4,523,130)

Net Loss	$(11,720,039)	$(4,075,912)	$(34,530,873)

Net loss per common share -
basic and diluted	$(0.05)	$(0.04)

Weighted average number of common shares
outstanding - basic and diluted	221,245,401	101,635,556

The accompanying notes are an integral part of the consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
			Inception
	Six	Six	(June 20, 2005)
	Months Ended	Months Ended	to
	March 31,	March 31,	March 31,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)
Cash flows used in operating activities
Net loss	$(11,720,039)	$(4,075,911)	$(34,530,873)
Adjustments to reconcile net loss to
net cash (used) in operating activities
Stock for expenditures advanced	-	-	100,000
Stock based compensation	3,616,724	411,356	13,628,768
Depreciation, depletion, amotization, impairment and accretion	763,531	-	836,668
Stock for financing costs	1,440,918	95,000	2,863,619
Amortization of discount on notes payable and deferred
financing costs	148,122	4,822	148,122
Changes in assets and liabilities
Accounts receivable	(1,468,562)	(19,814)	(1,526,508)
Due from related party	921,344	(1,510,428)	-
Prepaids and other	23,578	7,699	14,627
Accounts payable and accrued expenses	(855,451)	(12,595)	524,336
Due to shareholder and related parties	617,883	568,105	815,668

Net cash used in operating activities	(6,511,952)	(4,531,766)	(17,125,573)

Cash flows used in investing activities
Additions to oil and gas properties	(4,008,194)	(7,847,782)	(36,789,535)
Due from joint interest owner	(10,618,987)	-	(10,618,987)
Deposit on oil and gas property acquisition	(2,243,777)	-	(2,243,777)
Property and equipment	(94,641)	(3,774)	(647,852)
Restricted cash	(525,000)	(30,000)	(1,601,793)

Net cash used in investing activities	(17,490,599)	(7,881,556)	(51,901,944)

Cash flows from financing activities
Proceeds from the sale of common stock	-		35,442,500
Proceeds from common stock subscribed	3,067,500		3,067,500
Proceeds from the sale of notes payable	12,500,000		12,500,000
Payment of notes payable - related party	(450,000)		(450,000)
Proceeds from the exercise of warrants	-		1,000,000
Cash received upon recapitalization and merger	-		20,949
Proceeds from issuance of convertible notes	-	11,150,752	20,831,667
Offering and financing costs	(44,298)	(4,753)	(1,682,672)

Net cash provided by financing activities	15,073,202	11,145,999	70,729,944

Net increase in cash and cash equivalents	(8,929,349)	(1,267,323)	1,702,427

Cash and cash equivalents, beginning of period	10,631,776	1,250,242	-

Cash and cash equivalents, end of period	$1,702,427	$(17,081)	$1,702,427

The accompanying notes are an integral part of the consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental schedule of cash flow information
Cash paid for interest	$-	$-	$1,028,353
Cash paid for income taxes	$-	$-	$-
Supplemental disclosures of non-cash investing and financing activities
Stock issued for expenditures advanced	$-	$-	$100,000
Contracts for oil and gas properties	$-	$-	$11,773,960
Common stock issued for debt conversion	$-	$-	$22,031,667
Common stock issued for commissions on offerings	$200,000	$-	$3,100,201
Common stock issued for property and finders fee on property	$4,127,770	$1,700,000	$6,327,770
Debt issued for property, related party	$13,500,000	$-	$13,500,000
Interest capitalized to oil and gas properties	$394,803	$-	$394,803
Convertible debt issued for property	$-	$-	$1,200,000
Common stock issuable for property and finders fee on property	$81,275,200	$-	$81,275,200
Common stock issuable	$457,250	$-	$457,250

The accompanying notes are an integral part of the consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE 1 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In February and March 2007, the Company received notice it was in default for failure to make timely payments of amounts due for drilling and completion operations under the terms of a Joint Operating Agreement with an oil and gas operator (the “Operator”) and certain Well Participation and Farmout Agreements (the “Farmouts”) with a different third party oil and gas operator (the “Farmor”).  On March 29, 2007, the Farmor notified the Company it was exercising its rights under the Farmouts to terminate the Farmouts and resume ownership of the working interests in six wells drilled on the farmout acreage.  The Farmor refunded all amounts paid by the Company to drill the wells, and credited the Company for the remaining balance due to the Operator.  The Company had recorded, through March 31, 2007, $2,470,100 of oil and gas sales revenue, $420,994 of lease operating and production tax expense, $426,566 of depreciation, depletion and amortization expense; and at March 31, 2007 had recorded $1,165,651 of oil and gas receivables, $4,509,977 in oil and gas properties, and $3,388,352 in accounts payable and accrued expenses from the six wells in which it had held a contractual interest.

CONSOLIDATED STATEMENT OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 2007
	As Reported	Adjustments	Restated
Revenue	$3,808,474	$(2,470,100)	$1,338,374
Lease operating expenses	806,628	(420,994)	385,634
General and Administrative	7,998,571	3,636	8,002,207
Depreciation, depletion, amortization and accretion	1,190,097	(426,566)	763,531
Interest expense	(1,909,012)	122,418	(2,031,430)
Net Income (Loss)	(9,971,445)	(1,748,594)	(11,720,039)

CONSOLIDATED STATEMENT OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007
	As Reported	Adjustments	Restated
Revenue	$3,359,598	$(2,470,100)	$889,498
Lease operating expenses	644,828	(420,994)	223,834
General and Administrative	4,327,573	3,636	4,331,209
Depreciation, depletion, amortization and accretion	553,170	(426,566)	126,604
Interest expense	(1,881,994)	122,418	(2,004,412)
Net Income (Loss)	(4,116,637)	(1,748,594)	(5,865,231)

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2007
	As Reported	Adjustments	Restated
Oil and gas receivables	$2,133,757	$(1,165,651)	$968,106
Other receivables	19,719	538,682	558,401
Oil and gas properties under full cost, net	164,873,003	(4,509,977)	160,363,026
Total Assets	183,683,036	(5,136,946)	178,546,090
Accounts payable and accrued expenses	21,337,685	(3,388,352)	17,949,333
Deficit accumulated during the development stage	(32,782,278)	(1,748,595)	(34,530,873)
Total Liabilities and Stockholders' Equity	183,683,037	(5,136,947)	178,546,090

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE 2 — ORGANIZATION AND BASIS OF PRESENTATION

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

GSL was incorporated under the laws of the State of Maryland on June 20, 2005 for the purpose of acquiring, exploring and developing oil and gas properties.  GSL is considered a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, and its principal activities since inception have been raising capital through the sale of common stock and convertible notes and the acquisition of oil and gas properties in the Western United States and Australia.  In October 2006, GSL changed its name to PetroHunter Operating Company.  On November 8, 2005, GSL formed Paleotechnology, Inc. (“Paleo”) as a wholly owned subsidiary for the purpose of exploring and developing new products and processes using by-products of petroleum extraction environments.  On September 11, 2006, PetroHunter formed PetroHunter Heavy Oil Ltd. (“Heavy Oil”), as a wholly owned subsidiary for the purpose of holding and developing the Company’s heavy oil assets.  Effective September 30, 2006, PetroHunter acquired 50% of the outstanding common shares of Sweetpea Corporation Pty Ltd (“Sweetpea”), an Australian corporation; and effective January 1, 2007 acquired the remaining 50%.  Sweetpea is the record owner of four exploration permits issued by the Northern Territory of Australia.  On October 20, 2006, PetroHunter formed PetroHunter Energy NT Ltd., now known as PetroHunter Australia Ltd. (“PetroHunter Australia”), as a wholly owned subsidiary, for the purpose of holding and developing its assets in Australia.  Collectively, PetroHunter and its subsidiaries are referred to herein as the “Company”.

As a result of the Agreement, GSL became a wholly owned subsidiary of PetroHunter.  Since this transaction resulted in the former shareholders of GSL acquiring control of PetroHunter, for financial reporting purposes the business combination was accounted for as an additional capitalization of PetroHunter (a reverse acquisition with GSL as the accounting acquirer).

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.  As shown in the accompanying balance sheet the Company has incurred a cumulative net loss of $34,530,873 for the period from inception (June 20, 2005) to March 31, 2007, has a working capital deficit of $21,982,877 at March 31, 2007 and has significant capital expenditure commitments.  As of March 31, 2007, the Company has received oil and gas revenue from its initial wells, and will require significant additional funding to sustain its operations and satisfy its contractual obligations for its planned oil and gas exploration and development operations.  These factors, among others, may indicate that the Company may be unable to continue in existence.  The Company’s financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  The Company’s ability to establish itself as a going concern is dependent upon its ability to obtain additional financing, in order to fund its planned operations and ultimately, to achieve profitable operations.  Management believes that they can be successful in obtaining equity and/or debt financing which will enable the Company to continue in existence and establish itself as a going concern.  The Company has sold approximately $72.5 million of notes, convertible notes and common stock through March 31, 2007.  Subsequent to March 31, 2007 the Company has received an additional $2,500,000 under a mezzanine financing arrangement, and $1,500,000 from a private investor pursuant to a loan commitment.  (See Notes 10 and 14.)  Management believes that the Company will be successful in raising additional funding to have sufficient capital to meet its obligations for its planned operations.

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
March 31, 2007

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
March 31, 2007

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
March 31, 2007

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SHARE BASED COMPENSATION

The Company had followed Accounting Principles Board (“APB”) Opinion No. 25,”Accounting for Stock Issued to Employees,” and related interpretations, through September 30, 2005 which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements.  Additionally, the Company has recognized compensation expense in the financial statements for awards granted to non-employees, which must be re-measured each period under the mark-to-market, as required under EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”  The Company previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation --Transition and Disclosure,” through disclosure only.

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

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SHARE BASED COMPENSATION (Continued)

As of March 31, 2007, options to purchase an aggregate of 33,295,000 shares of the Company’s common stock were outstanding, of which 10,759,000 are exercisable.  These options were granted to the Company’s officers, directors and consultants in August of 2005 and 2006, and February 2007, generally vesting 20% at grant date and 20% per year on the anniversary of the grant date for the next four years.  Each option has an exercise price equal to the fair market value per share of the Company’s common stock at the date of grant and each option expires and terminates, if not exercised sooner, five years from the grant date.  Stock-based compensation expense of $2,055,591 and $3,616,724 before tax, was charged to operations as compensation expense for the three and six months ended March 31, 2007.

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
March 31, 2007

NOTE 4 — AGREEMENT WITH MAB RESOURCES LLC

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

•
MAB will receive 7% of the issued and outstanding shares of PetroHunter Australia, as of the date that the Company receives PetroHunter Australia shares in consideration for the Company’s assignment of its rights and obligations in the Northern Territory (Australia) permits to PetroHunter Australia.

The MAB Consulting Agreement also provides for the issuance of 50,000,000 shares of the Company’s common stock to MAB.  MAB has the right and opportunity to receive up to an additional 50,000,000 shares, to be issued over a five-year period in specified numbers of shares that are tied to the Company’s performance in booking reserves.  The MAB Consulting Agreement, including the monthly payments to MAB, terminates after five years, except MAB’s overriding royalty continues for the life of the properties.

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

NOTE 5 — OIL AND GAS PROPERTIES

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

On November 28, 2006, MAB entered into an agreement with Maralex Resources, Inc. and Adelante Oil & Gas, LLC (collectively, “Maralex”) for the acquisition and development of the Jack’s Pocket Prospect in Garfield County, Colorado (the “Maralex Agreement”).  Under the terms of the Maralex Agreement, an initial payment of $100,000 was made upon execution and the balance of $2.9 million cash and issuance of 2,428,100 shares of the Company’s common stock was due on January 15, 2007.  The Company has recorded the $2.9 million obligation as a contract payable and the fair market value of the shares to be issued of $4,127,770, based on the closing price of the Company’s common stock as of the date of the Maralex Agreement.  Effective January 12, 2007, the Maralex Agreement was amended to extend the payment terms of the cash due through March 15, 2007, and increase the number of shares to be issued by 571,900, to a total of 3,000,000 shares.  On January 16, 2007, the Company issued 3,000,000 shares to the sellers and recorded as interest expense, transaction finance costs of $983,668 representing the market value of the 571,900 incremental shares.  On January 17, 2007, the Company made a payment of  $500,000 on the amount due.  Effective March 26, 2007, the Maralex Agreement was further amended to increase the amount of cash due under the Agreement  by $200,000 and to amend the payment terms to $325,000 due on April 20, 2007 and $2,275,000 due on April 30, 2007.  The incremental $200,000 has been recorded as interest expense in the three months ended March 31, 2007.  The Company is currently negotiating to further extend the terms.  In the event the Company is not able to reach an agreement to extend the terms, the Company might become subject to a penalty or damages related to its failure to timely meet its obligations.

On November 14, 2006, the Company and Lakes Oil N.L. entered into an agreement (the “Lakes Agreement”) under which they will jointly develop Lakes Oil’s onshore petroleum prospects (focusing on unconventional gas resources) in the Gippsland and Otway basins in Victoria, Australia.  The arrangement is subject to various conditions precedent, including completion of satisfactory due diligence, and the satisfactory processing of certain retention lease applications.  Under the Lakes Agreement, the Company or its subsidiary company Sweetpea will initially farm into 33-1/3% of Lakes Oil’s permits by spending $7 million in Lakes Oil’s permits.  In addition, the Company will subscribe for $3 million in new shares in Lakes Oil at 1.5 cents (Australian).  The Company will also have the right to increase its position in Lakes Oil’s permits with two further 16-2/3% farm-in tranches of $10 million each, exercisable within 12 months and 24 months, respectively, from the date of the first closing under the Agreement (the “Closing”).  Under the Lakes Agreement, the Company has the right to participate in the same proportion in any permits which are non-contiguous to existing permits acquired by Lakes within two years from the Closing, and any contiguous permits acquired by Lakes moving forward, and the Company has a first right of refusal in other permits acquired by Lakes within five years from the Closing.  The Company is to assume Lakes Oil’s position as operator of the permits.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE 5 — OIL AND GAS PROPERTIES (Continued)

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

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE 6 — DUE FROM JOINT INTEREST OWNER

The Company has been in negotiations with an unrelated third party oil and gas operator (the “Third Party”) to exchange leasehold interests in certain oil and gas leases in the Piceance Basin of Colorado held by the Company for interests in certain  oil and gas leases held by the Third Party in the Piceance Basin.  During the six months ended March 31, 2007, the Company had drilled, as operator, seven wells on oil and gas leases which are subject to the above-described negotiations.  The Company’s record title interest in the leases on which the seven wells were drilled is currently 15.4%.  As of March 31, 2007 the Company has recorded only its share of costs in the seven wells, based upon its 15.4% record title interest, as Oil and Gas Properties, and has recorded the 84.6% of costs incurred on behalf of the Third Party, as  Due From Joint Interest Owner.  At March 31, 2007, this amount totaled $10,618,987.  In the event the negotiations are successfully consummated, the Company’s interest in those leases will increase to 100% and the balance Due From Joint Interest Owner will be reclassified to Oil and Gas Properties.  In the event the negotiations are not successfully consummated, the Third Party will be obligated to reimburse the Company for all costs incurred for the Third Party’s 84.6% working interest.  Management believes the transaction will be successfully consummated in the third quarter of fiscal 2007, and that the amounts classified as Due from Joint Interest Owner at March 31, 2007 will subsequently be reclassified to Oil and Gas Properties.

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

The following table summarizes activity related to the accounting for asset retirement obligations for the six months ended March 31, 2007 and 2006:

	2007	2006

Asset retirement obligations, beginning of period	$522,054	$-
Liabilities incurred	15,755	-
Revisions to estimates	(213,825)
Liabilities settled	-	-
Accretion expense	2,119	-
Asset retirement obligations, end of period	$326,103	$-

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE 8— CONVERTIBLE NOTES

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

NOTE 9— NOTE PAYABLE -- RELATED PARTY

Effective January 1, 2007, in conjunction with the MAB Consulting Agreement, the Company issued a $13.5 million promissory note (the “MAB Note”) as partial consideration for MAB’s assignment of its undivided 50% working interest in the oil and gas properties (Note 4).  The MAB Note bears interest at a rate equal to LIBOR and requires monthly principal payments of $225,000 plus interest commencing January 31, 2007.  As of March 31, 2007, the outstanding balance of the MAB Note was $13,050,000 of which $2,925,000 was currently due.

NOTE 10— NOTES PAYABLE

On January 9, 2007, the Company entered into a Credit and Security Agreement (the “Financing”) with Global Project Finance AG, a Swiss company, for mezzanine financing in the amount of $15 million.  The Financing provides for an interest rate of 6.75% over prime, and is secured by a first perfected lien on the Company’s assets, limited to the specific portion of the assets to which the loan proceeds are applied by the Company.  The Company has applied most of the proceeds of this loan to its drilling and development operations in the Piceance Basin, Colorado.  The terms of the Financing also provide for the issuance of 1,000,000 warrants of the Company’s shares upon execution of the Financing, and an additional 200,000 warrants, for each $1 million draw down of the credit facility up to $15 million.  The warrants will be exercisable for five years after the date of the Financing.  The exercise price of the warrants will be equal to 120% of the weighted average price of the Company’s stock for the 30 days immediately prior to each warrant issuance date.  The fair value of the warrants was estimated as of each respective issue date under the Black-Scholes pricing model, with the following assumptions: common stock based on market price of at issue date, zero dividends, expected volatility of 69.6% to 71.4%, risk free interest rate of 4.75% and expected life of 2.5 years.  The fair value of the debenture warrants of $1,953,719 was recorded as a discount to the note and is being amortized over the life of the note.  During the three months ended March 31, 2007, amortization of discount in the amount of $140,841 was included in interest expense.

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

NOTE 11 — STOCKHOLDERS’ EQUITY

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

COMMON STOCK ISSUABLE

The Company has agreed to issue its common stock for certain transactions as described below.  As of March 31, 2007, the shares have not been issued and the value of the shares, calculated based upon the trading price of the stock on the commitment date, is included in “Common Stock Issuable” as of that date:
•	50,000,000 shares in connection with the MAB Consulting Agreement (see Note 4) as partial consideration for the acquisition, valued at $81,000,000;
•	424,528 shares related to the cash investment of $300,000 from an unrelated third party, valued at $450,000;
•	256,000 shares to a unrelated consultant as partial consideration for finders fees and consulting services related to the Maralex Agreement (see Note 5), valued at $382,450; and
•
121,250 shares to an unrelated individual, for commissions on the sale of the Company’s convertible debt offering in 2006, valued at $200,000.  This amount represents the settlement of a previous dispute regarding the amount of commission on the debt offering.  Accordingly, the $200,000 has been recorded as finance costs and charged to operations as interest expense in the three months ended March 31, 2007.

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
March 31, 2007

NOTE 11 — STOCKHOLDERS’ EQUITY (Continued)

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

NOTE 12 — RELATED PARTY TRANSACTIONS

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
March 31, 2007

NOTE 12 — RELATED PARTY TRANSACTIONS (Continued)

At March 31, 2007, the Company is owed $73,619 from MAB for oil and gas revenues for its share of initial production earned through December 31, 2006 pursuant to the Development and EDA agreements with MAB.

In June 2006, the Company entered into an Office Sharing Agreement with Falcon Oil & Gas Ltd. (“Falcon”) for office space in Denver, Colorado, of which Falcon is the lessee.  Under the terms of the agreement, Falcon and the Company share, on an equivalent employee cost basis, all costs related to the office space, including rent, office operating costs, furniture and equipment and any other expenses related to the operations of the corporate offices.  The 75% owner of the largest single shareholder of the Company is also the Chief Executive Officer and a Director of Falcon.  At March 31, 2007, Falcon owed the Company $109,952 for Falcon’s share of costs incurred pursuant to the agreement.

During the six months ended March 31, 2006, the Company incurred consulting fees related to services provided by its officers in the aggregate amount of $420,531; and incurred $1,520,000 in property development costs to MAB under the Development Agreement between MAB and the Company.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

	For the quarter ended March 31, 2007	For the quarter ended December 31, 2006	For the fiscal year ended September 30, 2006
Production Data:
Natural gas (Mcf)	226,795	142,229	5,822
Oil (Bbls)	55	584	-0-
Average Prices:
Natural gas (per Mcf)	$5.59	$5.17	$6.12
Oil (per Bbl)	$54.13	$58.29	--

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

	Developed		Undeveloped
Location	Gross Acres	Net Acres	Gross Acres	Net Acres
Colorado	480.0	102.2	25,759.0	19,736.8
Utah	0	0	173,738.0	173,738.0
Montana	80.0	80.0	93,515.0	72,734.0
Australia	0	0	7,000,000.0	7,000,000.0
TOTAL	560.0	182.2	7,293,012.0	7,266,208.8

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

Plan of Operations.  We anticipate that, over the next twelve months, we will incur the following costs related to our heavy oil prospects in Montana and Utah:

•	$5,000,000 to $7,000,000 to add land in Montana in areas where we have already completed acquisitions;

•	$7,000,000 to $14,000,000 in connection with the Fiddler Creek project, to include drilling, completion and production facilities; and

•	$15,000,000 to $21,000,000 in connection with the Great Salt Lake project, to include project design, project equipment procurement, site infrastructure development and initial drilling.

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

Piceance II Project.  As of March 31, 2007, we had interests in 16 producing wells, 18 wells waiting on completion, and 1 well is being drilled.

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

The Company has been in negotiations with an unrelated third party oil and gas operator (the “Third Party”) to exchange leasehold interests in certain oil and gas leases in the Piceance Basin of Colorado held by the Company for interests in certain oil and gas leases held by the Third Party in the Piceance Basin.  During the six months ended March 31, 2007, the Company had drilled, as operator, seven wells on oil and gas leases which are subject to the above described negotiations.  The Company’s record title interest in the leases on which the seven wells were drilled is currently 15.4%.  As of March 31, 2007 the Company has recorded only its share of costs in the seven wells, based upon its 15.4% record title interest, as oil and gas properties, and has recorded the 84.6% of costs incurred on behalf of the Third Party, as Due From Joint Interest Owner.  At March 31, 2007 this amount totaled $10,618,987.  In the event the negotiations are successfully consummated the Company’s interest in those leases will increase to 100% and the balance Due From Joint Interest Owner will be reclassified to Oil and Gas Properties.  In the event the negotiations are not successfully consummated, the Third Party will be obligated to reimburse the Company for all costs incurred for the Third Party’s 84.6% working interest.  Management believes the transaction will be successfully consummated in the third quarter of fiscal 2007, and that the amounts classified as Due from Joint Interest Owner at March 31, 2007 will subsequently be reclassified to Oil and Gas Properties.

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

Gippsland and Otway Basins.  On November 14, 2006, we entered into an agreement with Lakes Oil N.L. (“Lakes Oil”), under which we will jointly develop Lakes Oil’s onshore petroleum prospects (focusing on unconventional gas resources) in the Gippsland and Otway basins in Victoria, Australia.  Under an amendment to the original agreement, completion of the agreement is scheduled for June 30, 2007 with PetroHunter, or our subsidiary company, Sweetpea, farming into 33-1/3 of Lakes Oil’s permits by spending $7 million on exploration efforts.  In addition, we will subscribe for $3 million in new shares in Lakes Oil at 1.5 cents (Australian).  We also have the right to increase our position in Lakes Oil’s permits with two further 16-2/3% farm-in tranches of $10 million each, exercisable within 12 months and 24 months, respectively.

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

Under the agreement with Lakes Oil, we or our subsidiary company, Sweetpea, will initially farm into 33-1/3% of Lakes Oil’s permits by spending $7 million in Lakes Oil’s permits.  In addition, we will subscribe for $3 million in new shares in Lakes Oil at 1.5 cents (Australian).

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

On January 9, 2007, we entered into a Credit and Security Agreement (the “Financing”) with Global Project Finance AG, a Swiss company, for mezzanine financing in the amount of $15 million.  The Financing provides for an interest rate of 6.75% over prime, and is secured by a first perfected lien on the Company’s assets, limited to the specific portion of the assets to which the loan proceeds are applied by the Company.  We have applied most of the proceeds of this loan to its drilling and development operations in the Piceance Basin, Colorado.  The terms of the Financing also provide for the issuance of warrants to purchase 1,000,000 of our common shares upon execution of the Financing, and an additional 200,000 warrants, for each $1 million draw down of the credit facility up to $15 million.  The warrants will be exercisable for five years after the date of the Financing.  The exercise price of the warrants will be equal to 120% of the weighted average price of our stock for the 30 days immediately prior to each warrant issuance date.  Global Project Finance AG and its controlling shareholder were shareholders of the Company prior to the Credit Agreement.  As April 30, 2007, we had drawn down all $15,000,000 on the credit facility.

Subsequent to March 31, 2007, we received an additional $1.5 million advance from Global Project Finance AG, in anticipation of a borrowing facility currently being negotiated.  The terms of the borrowing facility have not been finalized as of the date of this report, but are expected to be similar to the terms of the Financing.

Liquidity and Capital Resources

We had not commenced principal operations or earned significant revenue as of March 31, 2007, and are considered a development stage company.  During the period from inception to March 31, 2007, we incurred a cumulative net loss of $34,530,873 and at that date have a working capital deficit of $21,982,877.  In order to fund our planned exploration and development of oil and gas properties, we will require significant additional funding.  We have sold approximately $72.5 million of notes, convertible notes and common stock from inception through March 31, 2007, and our management believes that we will be successful in raising additional funding to have sufficient capital to meet our obligations for our planned operations for at least the next twelve months.

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

We funded the acquisition of these properties and the increased level of activity primarily through the sale of debt and equity securities for cash.  We also issued 8,800,000 shares, valued at $0.50 per share, as partial consideration for the acquisition of oil and properties and as consideration for a finder’s fee on an oil and gas prospect.  At March 31, 2007, we had a working capital deficit of $21,982,877 and cash of $1,702,427.  In addition, we will need to raise additional funds for our planned operations and acquisitions.

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

Cash Used in Operating Activities.  Primarily as a result of our net loss of $11,720,039, we used cash of $6,511,952 for six months ended March 31, 2007.  See “Results of Operations” below for the discussion of our operating expenses.  The principal adjustments to reconcile the net loss to net cash used in operating activities were stock based compensation of $3,616,724, as a result of stock options issued to employees and consultants; depreciation, depletion, amortization, impairment and accretion of $763,531; and common stock issued for financing costs of $1,440,918.  In comparison, we used $4,531,766 of cash in operations for the six months ended March 31, 2006.

Cash Used in Investing Activities.  We used cash of $17,490,599 in investing activities during the six months ended March 31, 2007, primarily for our additions to our oil and gas properties of $4,008,194, costs incurred on behalf of joint interest owners of $10,618,987, and deposits on oil and gas property acquisitions of $2,243,777.  Depending on the outcome of current negotiations with third party joint interest owners, the amount expended on behalf of the joint interest owner will either be reclassified to additions to oil and gas properties, or will be collected in the form of cash payments from the joint interest owner.  We also used $525,000 for restricted cash, which are certificates of deposit underlying letters of credit for exploration permits, state and local bonds and guarantees to vendors.  During the six months ended March 31, 2006, we used $7,847,782 for additions to oil and gas properties.

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

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Oil and Gas Revenues.  We generated our first revenues during the last quarter of our fiscal year ending September 30, 2006 from initial testing and production of natural gas wells in the Piceance Basin of Colorado.  Revenues increased significantly for the quarter ended March 31, 2007 as the 12 wells, which had commenced production in late 2006, produced for the entire three-month period and 8 additional wells recorded initial production during the period.  We produced 226,795 mcf of natural gas and 55 barrels of oil, generating $889,498 ($5.59/mcf and $54.13/bbl) of production revenues for the three months ended March 31, 2007, as compared to none for the three months ended March 31, 2006.  We recorded lease operating expenses of $223,834 ($.97/mcfe) and depreciation, depletion and amortization (DD&A) expense of $126,604 ($0.55/mcfe) for the 2007 period.

General and Administrative.  Due to the substantially increased level of activity during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, general and administrative expenses increased by $3,173,211 or 274%.

For the quarters ended March 31, 2007 and 2006, we recorded general and administrative costs of $4,331,209 and $1,157,998, respectively, as summarized below:

	Three months ended March 31,
	2007	2006
Consulting fees	$367,539	$222,688
Insurance	76,613	3,040
Investor relations	151,464	273,555
Legal	431,680	278,675
Salaries	597,954	-
Stock based compensation	2,055,591	300,678
Travel and entertainment	313,160	59,151
Director fees	22,500	-
Office lease and expenses	155,649	12,708
Audit and accounting	114,601	5,912
Other expenses	44,458	1,591
	$4,331,209	$1,157,998

•
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

Depreciation, Depletion, Amortization, Impairment and Accretion Expense.  We recorded depreciation on furniture and fixtures of $43,555, depletion of oil and gas properties of $82,387, and accretion of asset retirement obligation (ARO) of $662 during the three months ended March 31, 2007.  For the corresponding period of 2006 we incurred no such expenses, due to the early stage of our business and having no revenue from oil and gas operations.

Operating Expenses.  Total operating expenses for 2007 were $4,756,647, as compared to $1,977,998 in 2006.

Interest Expense.  We incurred interest and financing expenses of $2,004,412 for 2007, as compared to $499,225 for 2006.  The increase in 2007 relates primarily to financing costs paid in common stock to extend the payment terms of pending acquisitions of oil and gas properties of $1,133,668 in 2007 compared to none in 2006.

Net Loss. As a result of the expenses described above, we incurred a loss of $5,865,231 for 2007 as compared to $2,477,223 for 2006, increasing the loss accumulated since inception to $34,530,873.

Six months ended March 31, 2007 compared to six months ended March 31, 2006

Oil and Gas Revenues.  During the six months ended March 31, 2007 we produced 369,024 mcf of natural gas and 639 barrels of oil, generating $1,338,374 ($5.48/mcf and $5.7/bbl) of production, as compared to none for the six months ended March 31, 2006.  We recorded lease operating expenses of $385,634 ($1.03/mcfe) and DD&A of $763,531 ($2.04/mcfe) for the 2007 period.

General and Administrative.  Due to the substantially increased level of activity during the six months ended March 31, 2007 as compared to the six months ended March 31, 2006, general and administrative expenses increased by $6,132,955 or 328%.

For the six months ended March 31, 2007 and 2006, we recorded general and administrative costs of $8,002,207 and $1,869,252, respectively, as summarized below:

	Six months ended March 31,
	2007	2006
Consulting fees	$603,313	$505,579
Insurance	145,737	11,367
Investor relations	431,911	307,420
Legal	620,812	349,826
Salaries	1,152,096	-
Stock based compensation	3,616,724	506,356
Travel and entertainment	779,253	120,510
Director fees	33,000	-
Office lease and expenses	327,731	28,196
Audit and accounting	177,221	35,912
Other expenses	114,409	4,086
	$8,002,207	$1,869,252

•	Consulting fees increased in 2007 due the significant growth of the business and the increased use of consultants for fundraising activities and shareholder relations.
•	Insurance increased due to medical insurance benefits provided for employees and cost of insurance to cover office furnishings and equipment, and directors and offices insurance coverage.
•
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

Depreciation, Depletion, Amortization, Impairment and Accretion Expense.  We recorded depreciation on furniture and fixtures of $80,097, depletion of oil and gas properties of $131,839, impairment expenses of $550,790, and accretion of ARO of $805 during the six months ended March 31, 2007.  For the corresponding period of 2006 we incurred no such expenses, due to the early stage of our business.

Operating Expenses.  Total operating expenses for 2007 were $11,041,372, as compared to $3,389,252 in 2006.

Interest Expense.  We incurred interest and financing expenses of $2,031,430 for 2007, as compared to $686,660 for 2006.  The increase relates primarily to financing costs paid in common stock to extend the payment terms of pending acquisitions of oil and gas properties of $1,133,668 in 2007 compared to none in 2006.

Going Concern

We have incurred a cumulative net loss $34,530,873 for the period from inception to March 31, 2007 and at March 31, 2007 have a working capital deficit of $21,982,877.  We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

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

Contractual obligations (1)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible Notes Payable Principal Interest Notes Payable Principal & Interest Related Party (2) Other	$ 400,000 48,000 14,919,778 17,063,082	$ 400,000 48,000 3,738,110 2,174,383	$ - - 6,220,660 14,888,699	$ - - 4,961,008 -	$ - - - -
Office, Equipment Leases & Other	830,388	185,907	389,129	255,352	-
TOTAL	$33,261,248	$6,546,400	$21,498,488	$5,216,360	$ -

______________

(1)	We have excluded asset retirement obligations because we are not able to precisely predict the timing for these amounts.

(2)	Interest payments were calculated using actual interest rates charged through March 31, 2007 and 5.44% thereafter.

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

2.2	Amendment No. 1 to Stock Exchange Agreement dated March 31, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K dated March 31, 2006, filed April 7, 2006)

Regulation S-K Number	Exhibit

2.3	Amendment No. 5 to Stock Exchange Agreement dated May 12, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K dated May 12, 2006, filed May 15, 2006)

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

Regulation S-K Number	Exhibit

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

PETROHUNTER ENERGY CORPORATION (Registrant)

Date: September 6, 2007	By: /s/ Carmen J. Lotito
Carmen J. Lotito Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)