Form 10-Q
period 2007-12-31
PetroHunter Energy Corp
filed 2008-02-19
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to _____
Commission file number: 000-51152
PETROHUNTER ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	98-0431245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Stout Street	80202
Suite 2000, Denver, Colorado	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(303) 572-8900
Registrant’s former address:
1875 Lawrence Street,
Suite 1400, Denver, Colorado 80202
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 31, 2008, the registrant had 318,748,841 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report constitute “forward-looking statements”. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”).
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

PETROHUNTER ENERGY CORPORATION
FORM 10-Q
FOR THE THREE-MONTH PERIOD ENDED
DECEMBER 31, 2007

PART I. FINANCIAL INFORMATION
PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(unaudited)
	( $ in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$462	$120
Receivables
Oil and gas receivables, net	86	487
Other receivables	7	59
Due from related parties	—	500
Note receivable — related party	—	2,494
Prepaid expenses and other assets	326	187
Marketable securities, trading	6,619	—

Total Current Assets	7,500	3,847

Property and Equipment, at cost
Oil and gas properties under full cost method, net	166,764	162,843
Furniture and equipment, net	538	569

	167,302	163,412

Other Assets
Joint interest billings	1,029	13,637
Restricted cash	599	599
Deposits and other assets	90	—
Deferred financing costs	847	529

Total Assets	$177,367	$182,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable — short-term	$1,440	$4,667
Convertible notes payable	400	400
Accounts payable and accrued expenses	22,995	26,631
Note payable — related party — current portion	—	3,755
Note payable — current portion of long term liabilities	120	120
Accrued interest payable	3,821	2,399
Accrued interest payable — related party	606	516
Due to shareholder and related parties	1,132	1,474
Contract payable — oil and gas properties	—	1,750

Total Current Liabilities	30,514	41,712

Non-Current Obligations
Notes payable — net of discount and current portion	30,088	27,944
Subordinated notes payable — related parties	3,392	9,050
Convertible notes payable — net of discount	2,954	—
Asset retirement obligation	104	136

Net Non-Current Obligations	36,538	37,130

Total Liabilities	67,052	78,842

Common Stock Subscribed	—	2,858

Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares issued and outstanding — 318,748,841 and 278,948,841 shares	319	279
Additional paid-in-capital	192,050	172,672
Other comprehensive loss	(16)	(5)
Deficit accumulated during the development stage	(82,038)	(72,622)

Total Stockholders’ Equity	110,315	100,324

Total Liabilities and Stockholders’ Equity	$177,367	$182,024

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months	Three-Months Ended	Cumulative
	Ended	December 31,	From Inception
	December 31,	2006	(June 20, 2005) to
	2007	(restated)	December 31, 2007
	(unaudited, $ in thousands, except per share amounts)
Revenues
Oil and gas revenues	$287	$449	$3,143

Costs and Expenses
Lease operating expenses	100	162	897
General and administrative	1,894	3,671	34,843
Project development costs — related party	—	1,815	7,205
Impairment of oil and gas properties	—	5,151	24,053
Depreciation, depletion, amortization and accretion	259	386	1,577

Total Operating Expenses	2,253	11,185	68,575

Loss from Operations	(1,966)	(10,736)	(65,432)

Other Income (Expense)
Foreign currency exchange	(23)	—	—
Interest income	1	8	40
Interest expense	(5,035)	(227)	(14,253)
Unrealized loss on trading securities	(2,393)	—	(2,393)

Total Other Expense	(7,450)	(219)	(16,606)

Net Loss	$(9,416)	$(10,955)	$(82,038)

Net loss per common share — basic and diluted	$(0.03)	$(0.05)

Weighted average number of common shares outstanding — basic and diluted	306,471	219,929

See accompanying notes to consolidated financial statements

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(unaudited)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Stage	Loss	Equity	Loss
	($ in thousands)
Balance, June 20, 2005 (inception)	—	$—	$—	$—	$—	$—	$—
Shares issued to founder at $0.001 per share	100,000,000	100	—	—	—	100	—
Stock based compensation costs for options granted to non- employees	—	—	823	—	—	823	—
Net loss	—	—	—	(2,119)	—	(2,119)	(2,119)

Balance, September 30, 2005	100,000,000	100	823	(2,119)	—	(1,196)	(2,119)

Shares issued for property interests at $0.50 per share	3,000,000	3	1,497	—	—	1,500	—
Shares issued for finder’s fee on property at $0.50 per share	3,400,000	3	1,697	—	—	1,700	—
Shares issued upon conversion of debt, at $0.50 per share	44,063,334	44	21,988	—	—	22,032	—
Shares issued for commission on convertible debt at $0.50 per share	2,845,400	3	1,420	—	—	1,423	—
Sale of shares and warrants at $1.00 per unit	35,442,500	35	35,407	—	—	35,442	—
Shares issued for commission on sale of units	1,477,500	1	1,476	—	—	1,477	—
Costs of stock offering:
Cash	—	—	(1,638)	—	—	(1,638)	—
Shares issued for commission at $1.00 per share	—	—	(1,478)	—	—	(1,478)	—
Exercise of warrants	1,000,000	1	999	—	—	1,000	—
Recapitalization of shares issued upon merger	28,700,000	30	(436)	—	—	(406)	—
Stock based compensation	—	—	9,189	—	—	9,189	—
Net loss	—	—	—	(20,692)	—	(20,692)	(20,692)

Balance, September 30, 2006	219,928,734	220	70,944	(22,811)	—	48,353	(20,692)

Shares issued for property interests at $1.62 per share	50,000,000	50	80,950	—	—	81,000	—
Shares issued for property interests at $1.49 per share	256,000	—	382	—	—	382	—
Shares issued for commission costs on property at $1.65 per share	121,250	—	200	—	—	200	—
Shares issued for finance costs on property at $0.70 per share	642,857	1	449	—	—	450	—
Shares issued for property and finance interests at various costs per share	8,000,000	8	6,905	—	—	6,913	—
Foreign currency translation adjustment	—	—	—	—	(5)	(5)	(5)
Discount on notes payable	—	—	4,670	—	—	4,670	—
Stock based compensation	—	—	8,172	—	—	8,172	—
Net loss	—	—	—	(49,811)	—	(49,811)	(49,811)

Balance, September 30, 2007	278,948,841	279	172,672	(72,622)	(5)	100,324	(49,816)

Shares issued for property interests at $0.31 per share	25,000,000	25	7,725	—	—	7,750	—
Shares issued for finance costs at $0.23 per share	16,000,000	16	3,664	—	—	3,680	—
Shares issued in conjunction with asset sale at $0.25 per share	5,000,000	5	1,245	—	—	1,250	—
Shares returned for property and retired at prices ranging from $0.23 per share to $1.72 per share	(6,400,000)	(6)	(5,524)	—	—	(5,530)	—
Shares issued for finance costs at $0.28 per share	200,000	—	56	—	—	56	—
Discounts associated with beneficial conversion feature and detachable warrants on convertible debenture issuance	—	—	6,956	—	—	6,956	—
Warrant value associated with convertible debenture issuance	—	—	21	—	—	21	—
Warrant value associated with related party amendment	—	—	705	—	—	705	—
Forgiveness of amounts due to shareholder and related party debt	—	—	3,842	—	—	3,842	—
Discount on notes payable	—	—	64	—	—	64	—
Foreign currency translation adjustment	—	—	—	—	(11)	(11)	(11)
Stock based compensation	—	—	624	—	—	624	—
Net loss	—	—	—	(9,416)	—	(9,416)	(9,416)

Balance, December 31, 2007	318,748,841	$319	$192,050	$(82,038)	$(16)	$110,315	$(9,427)

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Three-Months	Cumulative From
	Three-Months	Ended	Inception
	Ended	December 31,	(June 20, 2005)
	December 31,	2006	to December 31,
	2007	(restated)	2007
	(unaudited, $ in thousands)
Cash flows used in operating activities
Net loss	$(9,416)	$(10,955)	$(82,038)
Adjustments used to reconcile net loss to net cash used in operating activities:
Stock for expenditures advanced	—	—	100
Stock based compensation	624	1,561	18,808
Detachable warrants recorded as interest expense	3,636	—	3,636
Depreciation, depletion, amortization and accretion	259	386	1,577
Impairment of oil and gas properties	—	5,151	24,053
Stock for financing costs	—	—	1,623
Amortization of discount and deferred financing costs on notes payable	575	—	1,611
Loss on trading securities	2,393	—	2,393
Loss on foreign exchange	23	—	—
Changes in assets and liabilities
Receivables	200	(476)	(346)
Due from related party	—	786	(500)
Prepaids and other	(218)	(33)	(263)
Deferred financing costs	(375)	—	(375)
Accounts payable, accrued expenses, and other liabilities	(2,261)	(51)	2,593
Due to shareholder and related parties	203	470	1,677

Net cash used in operating activities	(4,357)	(3,161)	(25,451)

Cash flows used in investing activities
Additions to oil and gas properties	(5,720)	(1,241)	(71,385)
Sales of oil and gas properties	7,500	—	7,500
Notes receivable-related party	—	(6,427)	(2,494)
Additions to property and equipment	(16)	(33)	(703)
Restricted cash	—	(525)	(1,077)

Net cash provided by (used in) investing activities	1,764	(8,226)	(68,159)

Cash flows from financing activities
Proceeds from the sale of common stock	—	—	35,742
Proceeds from common stock subscribed	—	1,588	2,858
Proceeds from the issuance of notes payable	1,750	—	33,300
Payments on long-term debt	(40)	—	(40)
Borrowing on short-term notes payable	750	—	1,250
Payments on short-term notes	(4,807)	—	(4,807)
Payments on contracts payable	(250)	—	(250)
Payments on related party borrowing	(469)	—	(194)
Proceeds from the exercise of warrants	—	—	1,000
Cash received upon recapitalization and merger	—	—	21
Proceeds from issuance of convertible notes	6,334	1,505	27,166
Offering and financing costs	(339)	(30)	(1,977)

Net cash provided by financing activities	2,929	3,063	94,069

Effect of exchange rate changes on cash	6	—	3

Net increase (decrease) in cash and cash equivalents	342	(8,324)	462
Cash and cash equivalents, beginning of period	120	10,632	—

Cash and cash equivalents, end of period	$462	$2,308	$462

Supplemental schedule of cash flow information
Cash paid for interest	$2	$—	$1,503

Cash paid for income taxes	$—	$—	$—

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Organization and Basis of Presentation
PetroHunter Energy Corporation, formerly known as Digital Ecosystems Corporation (“Digital”), was incorporated on February 21, 2002 under the laws of the State of Nevada. On February 10, 2006, Digital entered into a Share Exchange Agreement (the “Agreement”) with GSL Energy Corporation (“GSL”) and certain shareholders of GSL pursuant to which Digital acquired more than 85% of the issued and outstanding shares of common stock of GSL, in exchange for shares of Digital’s common stock. On May 12, 2006, the parties to the Agreement completed the share exchange and Digital changed its business to the business of GSL. Subsequent to the closing of the Agreement, Digital acquired all the remaining outstanding stock of GSL, and effective August 14, 2006, Digital changed its name to PetroHunter Energy Corporation (“PetroHunter” or the “Company”).
GSL was incorporated under the laws of the State of Maryland on June 20, 2005 for the purpose of acquiring, exploring, developing and operating oil and gas properties. PetroHunter is considered a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) 7, Accounting and Reporting by Development Stage Enterprises. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of December 31, 2007, our principal activities since inception have been raising capital through the sale of common stock and convertible notes and the acquisition of oil and gas properties in the western United States and Australia and we have not commenced our planned principal operations. In October 2006, GSL changed its name to PetroHunter Operating Company.
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

Note 2 — Summary of Significant Accounting Policies
Basis of Accounting. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying statements of operations, PetroHunter, together with its wholly-owned subsidiaries (the “Company”, “we” or “us”) has incurred a cumulative loss in the amount of $82.0 million for the period from inception (June 20, 2005) to December 31, 2007, has a working capital deficit of approximately $23.0 million as of December 31, 2007, was not in compliance with the covenants of several loan agreements, has had multiple property liens and foreclosure actions filed by vendors and has significant capital expenditure commitments. As of December 31, 2007, the Company has earned oil and gas revenue from its initial operating wells, but will require significant additional funding to sustain operations and satisfy contractual obligations for planned oil and gas exploration, development and operations in the future. These factors, among others, may indicate that the Company may be unable to continue in existence. The Company’s financial statements do not include adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company’s ability to establish itself as a going concern is dependent upon its ability to obtain additional financing to fund planned operations and to ultimately achieve profitable operations. Management believes that they can be successful in obtaining equity and/or debt financing and/or sell interests in some of its properties, which will enable the Company to continue in existence and establish itself as a going concern. The Company has raised approximately $101.3 million through December 31, 2007 through issuances of common stock and convertible and other debt. Management believes they will be successful at raising necessary funds to meet obligations for planned operations. In November 2007, we raised an additional $7.0 million in a private placement of convertible debentures and we sold our Heavy Oil assets for up to $30.0 million, of which $7.5 million was cash.

For the three-months ended December 31, 2007 and 2006, the consolidated financial statements include the accounts of PetroHunter and its wholly-owned subsidiaries. For the period from June 20, 2005 through September 30, 2005, the consolidated financial statements include only the accounts of GSL. All significant intercompany transactions have been eliminated upon consolidation.
The accompanying financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year-ended September 30, 2007. Significant accounting policies disclosed therein have not changed. The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at December 31, 2007 and the consolidated results of its operations and cash flows for the three-months ended December 31, 2007 and 2006. The results of operations for the three-months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2008.
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
Marketable Securities, Trading. In November 2007, we sold some of our Heavy Oil assets (see Note 4). As partial consideration, we accepted 947,153 shares of common stock of the purchaser, Pearl Exploration and Production Ltd. These shares are held for sale in the short term and as a result we account for them by marking them to market with unrealized gains recognized to income in the period incurred. During the first quarter ended December 31, 2007, we recognized a loss on trading securities in the amount of $2.4 million recorded as Unrealized loss on trading securities in our consolidated statement of operations.
Joint Interest Billings. Joint interest billings represents our working interest partners’ share of costs that we paid, on their behalf, to drill certain wells. During the first quarter 2008, we entered into a transaction whereby we increased our interest in 14 of these wells to 100% (see Note 4) and we therefore reclassified $12.6 million of costs related to those wells from Joint interest billings to Oil and gas properties. We are currently in negotiations with our other partner regarding the remaining two wells and the balance of $1.0 million at December 31, 2007.
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
Asset Retirement Obligation. Asset retirement obligations associated with tangible long-lived assets are accounted for in accordance with SFAS 143, Accounting for Asset Retirement Obligations. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depletion, amortization and accretion expense in the accompanying consolidated statements of operations.
Impairment. SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets, requires long-lived assets to be held and used to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use the full cost method of accounting for our oil and gas properties. Properties accounted for using the full cost method of accounting are excluded from the impairment testing requirements under SFAS 144. Properties accounted for under the full cost method of accounting are subject to SEC Regulation S-X Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conversion Act of 1975 (“Rule 4-10”). Rule 4-10 requires that each regional cost center’s (by country) capitalized cost, less accumulated amortization and related deferred income taxes not exceed a cost center “ceiling”. The ceiling is defined as the sum of:
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
If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense. During the three-months ended December 31, 2007 there was no impairment charge to expense. During the three-months ended December 31, 2006, we recorded an impairment charge in the amount of $5.2 million.
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

Income Taxes. In June 2006, the FASB issued Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for us on October 1, 2007. The cumulative effect of adopting FIN 48 did not have a significant impact on the Company’s financial position or results of operations and accordingly no adjustment was made.
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
Loss per Common Share. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Convertible equity instruments such as stock options and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti-dilutive. The dilutive weighted-average number of common shares outstanding excluded potential common shares from stock options and warrants of approximately 114,169,114 and 44,701,500 for the three-months ended December 31, 2007 and 2006, respectively.
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
Supplemental Cash Flow Information. Supplement cash flow information for the three-months ended December 31, 2007 and 2006, respectively, and cumulative from inception (June 2005) is as follows:

			Cumulative
	Three-Months	Three-Months	From Inception
	Ended	Ended	(June 20, 2005) to
	December 31,	December 31,	December 31,
	2007	2006	2007
Supplemental disclosures of non-cash investing and financing activities
Shares issued for expenditures advanced	$—	$—	$100
Contracts for oil and gas properties	$(7,030)	$2,900	$6,494
Shares issued for debt conversion	$—	$—	$22,032
Shares issued for commissions on offerings	$50	$—	$50
Shares issued for property	$1,250	$—	$82,250
Shares issued for property and finder’s fee on property	$—	$—	$9,644
Warrants issued for debt	$2,954	$—	$7,624
Non-cash uses of notes payable, accounts payable and accrued liabilities	$—	$—	$26,313
Convertible debt issued for property	$—	$—	$1,200
Common stock issuable	$—	$4,128	$—
Shares issued for common stock offerings	$—	$—	$2,900
Debt issued for common stock previously subscribed	$2,858	$—	$2,858
Receipt of trading securities related to sale of heavy oil assets	$9,012	$—	$9,012
Assignment of rights in properties in exchange for stock and forgiveness of related party notes payable	$15,959	$—	$15,959
Satisfaction of receivable by reduction of related party note payable	$2,992	$—	$2,992
Debt discount related to beneficial conversion feature	$4,002	$—	$4,002
Increase in oil and gas properties related to relief of joint interest billings	$12,608	$—	$12,608
Note 3 — Agreements with MAB Resources LLC
The Company and MAB Resources LLC (“MAB”) have entered into various agreements described below. MAB is a Delaware limited liability company controlled by the largest shareholder of the Company, who had an approximate 53.8% beneficial ownership interest in us at December 31, 2007. MAB is in the business of oil and gas exploration and development.
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
Under the terms of the Second Amendment, effective November 1, 2007, the note payable to MAB was reduced in accordance with and in exchange for the following (see Note 8):
•
By $8.0 million in exchange for 16.0 million shares of our common stock with a value of $3.7 million based on the closing price of $0.23 per share at November 15, 2007 and warrants to acquire 32.0 million shares of our common stock at $0.50 per share. The warrants expire on November 14, 2009 and were valued at $0.7 million;

•
By $2.5 million in exchange for our release of MAB’s obligation to pay the equivalent amount as guarantor of the performance of Galaxy Energy Corporation under the subordinated unsecured promissory note dated August 31, 2007 (see Note 11);

•	A reduction to the note payable to MAB of $0.5 million for cash payments made during the first quarter of 2008.
Further, in the Second Amendment, MAB waived all past due amounts and all claims against PetroHunter.
The net effect of the reduction of debt and issuance of our common shares in the Second Amendment resulted in a net benefit to us of $3.8 million and has been reflected as additional paid-in-capital during the first fiscal quarter ending December 31, 2007. Monthly payments on the revised promissory note in the amount of $2.0 million commence February 1, 2008 and will be paid in full in two years.
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
Note 4 — Oil and Gas Properties
Oil and gas properties consisted of the following ($ in thousands):

	December 31,	September 30,
	2007	2007
Oil and gas properties, at cost, full cost method
Unproved
United States	$98,236	$107,239
Australia	24,213	23,569
Proved	45,604	57,168

Total	168,053	187,976

Less accumulated depreciation, depletion, amortization and impairment	(1,289)	(25,133)

Total	$166,764	$162,843

Included in oil and gas properties above is capitalized interest of $0.2 million and $1.5 million for three-months ended December 31, 2007 and the year ended September 30, 2007, respectively. No interest was capitalized during the three-months ended December 31, 2006.

The following is a summary of depreciation, depletion, amortization and accretion, as reflected in the consolidated statements of operations (including depletion and amortization of oil and gas properties per thousand cubic feet of natural gas equivalent) for the three-months ended December 31, ($ in thousands, except per thousand cubic feet):

	2007	2006	Cumulative Total
Depletion and amortization of oil and gas properties	$210	$300	$1,250
Depreciation of furniture and equipment	47	37	239
Accretion of asset retirement obligation	2	1	15

Total	$259	$338	$1,504

Depletion and amortization per thousand cubic feet of natural gas equivalent	$2.43	$3.27

Using December 31, 2007 oil and gas prices of $95.96 per barrel and $6.07 per thousand cubic feet, our full cost pools did not exceed their ceiling.
Included below is the description of significant oil and gas properties and their current status.
PICEANCE BASIN
Buckskin Mesa Project. As of December 31, 2007, the Company drilled, but did not complete, five wells at a cost of $19.3 million. Plans include completion of these wells during the fiscal year ending September 30, 2008.
By the terms of the amended agreement with a third party assignor, Daniels Petroleum Company (“DPC”), the Company is required to drill 16 wells during the calendar year ending December 31, 2008. With respect to the 16 wells, the Company must commence the drilling of a minimum of three wells on certain subject properties by March 31, 2008, four additional wells during the second calendar quarter of 2008, four additional wells during the third calendar quarter of 2008, and five additional wells during the fourth calendar quarter of 2008. The fifth amendment to the DPC Agreement, dated October 16, 2007, also required a payment of $0.7 million on October 31, 2007, or to pay such amount plus interest up to November 30, 2007. That payment, including interest, was made on November 8, 2007. The Company’s estimate to drill and complete each well is $3.7 million; costs to drill and complete the 16 wells aggregate $59.2 million. If the Company fails to commence the drilling of (or receive credit for) the number of additional wells required by the fifth amendment to the DPC Agreement during each respective quarter, the DPC Agreement, as amended, requires the payment of $0.5 million for each undrilled well on the last day of the applicable quarter.
Piceance II Project. As of December 31, 2007, the Company drilled, but did not complete, 16 wells at a 100% working interest cost of $18.8 million. Plans include completion of these wells during the fiscal year ending September 30, 2008.
On December 10, 2007, we entered into two agreements with EnCana Oil & Gas (USA) Inc. (“EnCana”) to exchange interests in certain Piceance Basin wells (14 of the 16 wells mentioned above) as follows:
Exchange 1 — We received an interest in 40 net acres, including two wells with a total present value of net cash flows discounted at 10% as of September 30, 2007 of $2.6 million, and conveyed interests in 19 wells with a total present value of net cash flows discounted at 10% as of September 30, 2007 of $0.9 million. The Company and EnCana relieved each other of existing obligations related to all past costs and operations. Therefore, EnCana’s share of the costs to drill the two wells of $3.2 million reflected as Joint interest billings in the Company’s consolidated balance sheet at September 30, 2007 was reclassified to Oil and gas properties during the first quarter ended December 31, 2007. In addition, the Company’s accounts receivable from EnCana for oil and gas sales and accounts payable to EnCana for lease operating expenses from the 19 wells, of $0.2 million and $0.1 million respectively, as of December 31, 2007, was also reclassified to Oil and gas properties during the first quarter ended December 31, 2007.

Exchange 2 — We received an interest in 198 net acres, including 10 wells with a total present value of net cash flows discounted at 10% as of September 30, 2007 of $6.5 million. EnCana’s share of the costs to drill the 10 wells of $9.4 million reflected as Joint interest billings in the Company’s consolidated balance sheet at September 30, 2007 was reclassified to Oil and gas properties during the first quarter ended December 31, 2007. In addition, we paid EnCana $1.0 million at closing that is also reflected in Oil and gas properties during the first quarter ended December 31, 2007.
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
By the terms of a Lease Acquisition and Development Agreement between MAB, Apollo Energy LLC and ATEC Energy Ventures and a third oil and gas lease pertaining to the Piceance II properties, the Company was required to drill 10 wells by December 31, 2008. Of the 10 wells, the Company drilled two during the fiscal year ended September 30, 2007 and we paid 100% of the costs to drill those two wells (two of the 16 wells mentioned above). Our joint interest partner’s share in the amount of $1.0 million is reflected as Joint interest billings on our consolidated balance sheet at December 31, 2007. The Company has estimated costs to drill and complete each well at $2.1 million ($1.3 million to the Company’s 62.5% interest) per well; total estimated costs to drill and complete is approximately $16.8 million ($10.5 million to the Company’s 62.5% interest). The Company is currently conducting negotiations with the owner of the remaining 37.5% working interest owner to trade their interest in this lease for other oil and gas interests owned by the Company.
Sugarloaf Project. We failed to make payments in accordance with the agreement related to this prospect and as a result, on December 4, 2007, the agreement was terminated and we instructed the escrow agent to return all assignments which were being held in escrow to the seller (See Note 7).
AUSTRALIA
Australia Project. The Company owns four exploration licenses comprising 7.0 million net acres in the Beetaloo Basin (owned by the Company’s wholly-owned subsidiary, Sweetpea Petroleum Pty Ltd., [“Sweetpea”]).
On July 31, 2007, Sweetpea commenced drilling the Sweetpea Shenandoah No. 1 well in the central portion of the Beetaloo Basin. The well was drilled to a depth of 4,724 feet, intermediate casing was run on September 15, 2007 and the well was then suspended with an intention to deepen the well to a depth of 9,580 feet.
Beetaloo Project. The Company has a 100% working interest in this project with a royalty interest of 10% to the government of the Northern Territory and an overriding royalty interest of 1% to 2%, 8% and 5% to the Northern Land Council, the assignor and to MAB, respectively, leaving a net revenue interest of 75% to 76% to us.

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
In January 2007, we paid a $2.0 million earnest money deposit to Galaxy, which was due under the terms of the Galaxy PSA. As contract operator of the Powder River Basin Assets, we incurred $0.8 million in expenses. The Galaxy PSA expired by its terms on August 31, 2007. Upon expiration and under the terms of the Galaxy PSA, we obtained a note receivable in the amount of $2.5 million (the “Galaxy Note”) which consisted of the $2.0 million earnest deposit plus a portion of operating costs paid by us. As guarantor of the Galaxy Note, MAB paid the balance off in November 2007 by offsetting it against amount owed by us to MAB under the MAB Note (see Notes 3 and 8).
MONTANA COALBED METHANE
Bear Creek Project. Of the original 25,278 acres acquired, the Company has retained 13,905 of those acres. The remaining 11,373 acres have been released. The acres retained have been reflected in unproved oil and gas properties subject to further evaluation by the Company. The acres released have been reflected in unproved properties but included in evaluated costs subject to amortization; those costs have also been included in the full cost ceiling test at the lower of cost or market value.
HEAVY OIL
Sale of Heavy Oil Projects. On November 6, 2007 and effective October 1, 2007, the Company sold a majority of its interest in certain Heavy Oil Projects, including the West Rozel, Fiddler Creek and Promised Land Projects to Pearl Exploration and Production Ltd. (“Pearl”). The purchase price was a maximum of $30.0 million, payable as follows: (a) $7.5 million in cash; (b) the issuance of the number of shares of Pearl equivalent to $10.0 million (based on a price of $4.00 Canadian dollars per share or such other higher price as is dictated by the regulations of the TSX Venture Exchange), excluding value attributable to leases on which title is being reviewed after closing, and value attributable to 4,645 net acres of leasehold which were not assigned at closing, pending Pearl’s attempt to renegotiate the terms of the Company’s agreement with the third party that sold acreage to PetroHunter; and (c) a performance payment (the “Pearl Performance Payment”) of $12.5 million in cash at such time as either: (i) production from the assets reaches 5,000 barrels per day; or (ii) proven reserves from the assets is greater than 50.0 million barrels of oil as certified by a third party reserve engineer. In the event that these targets have not been achieved by September 30, 2010, the Pearl Performance Payment obligation will expire. Further, the Company could receive up to approximately 1.0 million additional Pearl shares if the Buyer enters into a binding agreement (within six months from the closing) with the above-mentioned third party assignor to acquire certain leases.
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

Note 5 — Furniture and Equipment
Furniture and equipment is reported at cost, net of accumulated depreciation and consisted of the following ($ in thousands):

	December 31,	September 30,
	2007	2007
Furniture and equipment	$764	$748
Less accumulated depreciation	(226)	(179)

Total	$538	$569

Depreciation expense associated with capitalized office furniture and equipment during the three-months ended December 31, 2007 and 2006 was $47,000 and $37,000, respectively. The estimated useful life of furniture and fixtures is seven years.
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
A reconciliation of the Company’s asset retirement obligation liability is as follows, ($ in thousands):

	December 31,	September 30,
	2007	2007
Beginning asset retirement obligation	$136	$522
Liabilities incurred	1	30
Liabilities settled	(35)	—
Revisions to estimates	—	(429)
Accretion expense	2	13

Ending asset retirement obligation	$104	$136

Note 7 — Contract Payable
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

The Company and Maralex amended the terms of the Maralex Agreement on several occasions since the original Agreement was executed, amending the payment dates, issuing 5.6 million additional shares of the Company’s common stock and agreeing to increase the amount of cash due under the agreement by a total of $0.3 million. By the terms of the Maralex Agreement, the Company was required to pay to Maralex an amount equal to 5% of the outstanding payable for each 20 days past due (the “Maralex Penalty”). At September 30, 2007, we recorded an accrued liability in the amount of $0.4 million related to the Maralex Penalty. The entire amount of additional consideration, including the Maralex Penalty, in the amount of $3.5 million was recorded as interest expense in our consolidated statement of operations during the year ended September 30, 2007.
We failed to make payments in accordance with the Maralex Agreement and as a result, on December 4, 2007, Maralex terminated the Maralex Agreement and notified us that, in accordance with the terms of the Maralex Agreement, they returned 6.4 million shares of common stock and we instructed the escrow agent to reassign to Maralex all leases which were being held in escrow pursuant to the Maralex Agreement.
During the first quarter ended December 31, 2007, in accordance with the termination of this agreement, we (i) reclassified the balance of Contract payable — Oil and gas properties in the amount of $1.5 million to Oil and gas properties; (ii) recorded the return of 80% of the additional equity consideration as a reduction of Oil and gas properties and equity and (iii) reversed the remaining accrued liabilities to Oil and gas properties.
Note 8 — Notes Payable
Notes payable are summarized below ($ in thousands):

	December 31,	September 30,
	2007	2007
Short-term notes payable:
Wes-Tex	$750	$—
Global Project Finance AG	—	500
Vendor	622	4,050
Flatiron Capital Corp.	68	117

Short-term notes payable	$1,440	$4,667

Convertible notes payable	$400	$400

Subordinated notes payable — related party:
Bruner Family Trust	$2,347	$275
MAB	1,045	12,530
Less current portion	—	(3,755)

Subordinated notes payable — related party	$3,392	$9,050

Long-term notes payable — net of discount:
Global Project Finance AG	$33,300	$31,550
Vendor	210	250
Less current portion	(120)	(120)
Discount on notes payable	(3,302)	(3,736)

Long-term notes payable — net of discount	$30,088	$27,944

Convertible debt	$6,956	$—
Discount on convertible debt	(4,002)	—

Convertible debt — net of discount	$2,954	$—

Short - Term Notes Payable
Wes-Tex. On December 18, 2007, we obtained a loan and signed a promissory note (the “Wes-Tex Note”) in the amount of $0.8 million from a third party oil and gas company. The loan is collateralized by 947,153 of the Pearl shares, accrues interest at the rate of 15%. Principal and accrued interest was originally due on January 18, 2008. On January 17, 2008, the Wes-Tex Note was extended to March 4, 2008.
Global Project Finance AG. On September 25, 2007, the Company borrowed $0.5 million from Global Project Finance, AG (“Global”) under a note dated September 1, 2007. The note was due on the earlier of November 30, 2007 or five business days after the close of the sale of the Heavy Oil assets. The note is unsecured and bears interest at a rate of 7.75% per annum. This note was paid in full on November 9, 2007.

Vendor. The company has entered into promissory notes for outstanding unpaid account payable balances as follows: (i) On June 19, 2007, the Company entered into a promissory note with a vendor for an outstanding unpaid balance due to the vendor, in the amount of $6.5 million. The note was to be paid in full by July 31, 2007 and bears interest at 14% if paid current. The interest rate increases to 21% if the note is in default. At December 31, 2007, we were in default on this note due to non-payment; the balance was $248,000 and we had accrued interest on the note in the amount of $0.3 million. The vendor filed a judgment lien against us (see Note 12) related to non-payment of this note and the Company and the vendor are continuing to negotiate a settlement on this matter; (ii) During the first quarter ended December 31, 2007, we entered into one other promissory note with a vendor for outstanding account payable balances. The note bears interest at 8.25% per annum and is due to mature February 29, 2008. At December 31, 2007, we had accrued interest related to this in the amount of $2,000 and we were in default on the payment terms. The payee on this note has deferred any formal claim or legal action for the payment of interest and principal for the time being, and the parties are discussing a deferred payment schedule.
Flatiron Capital Corp. On June 6, 2007, the Company entered into a promissory note with Flatiron Capital for the financing of certain insurance policies in the amount of $0.2 million. The note bears interest at a rate of 7.25% per annum. Payments are due in 10 equal installments of $17,000, commencing on July 1, 2007 and maturing on April 1, 2008. The note is unsecured and the balance at December 31, 2007 was $68,000. At December 31, 2007, we are not in default on this note.
Convertible Notes Payable
Prior to the merger with GSL on May 12, 2006, Digital entered into five separate loan agreements, aggregating $0.4 million, due one year from issuance, commencing October 11, 2006. The loans bear interest at 12% per annum, are unsecured, and are convertible, at the option of the lender, at any time during the term of the loan or upon maturity, at a price per share equal to the closing price of the Company’s common shares on the Over the Counter Bulletin Board market on the day preceding notice from the lender of its intent to convert the loan. As of December 31, 2007, accrued interest amounted to $0.1 million. The Company is in default on payment of the notes.
Subordinated Notes Payable-Related Party
MAB Note. Effective January 1, 2007, in conjunction with the Consulting Agreement, we issued a $13.5 million promissory note (the “MAB Note”) as partial consideration for MAB’s assignment of its undivided 50% working interest in certain oil and gas properties (see Note 3). The MAB Note bore interest at a rate equal to LIBOR. Monthly payments of principal of $225,000 plus accrued interest were scheduled to begin on January 31, 2007 and were scheduled to end in December 2011. On November 15, 2007, we entered into the Second Amendment under the terms of which the MAB Note was replaced with a new promissory note in the amount of $2.0 million. The note bears interest at LIBOR per annum and is due to mature on January 1, 2010. In the event of default, the interest rate increases to 10%. At December 31, 2007, we had accrued interest on these notes in the amount of $0.6 million and were in default on the remaining note. MAB has waived and released PetroHunter from any and all defaults, failures to perform, and any other failures to meet its obligations through October 1, 2008.
Bruner Family Trust. During November 2007, we entered into a promissory note with the Bruner Family Trust in the amount of $2.4 million for amounts related to a prior stock subscription that did not occur. Interest accrues at LIBOR plus 3% and principal and interest are due in November 2008.
On July 11, 2007, we executed a subordinated unsecured promissory note in the amount of $250,000 in favor of Bruner Family Trust UTD March 28, 2005 (the “Bruner Family Trust”). Interest accrues at an annual rate of 8% and the note plus accrued interest is due in full on the later of October 29, 2007 or the time when the Global Project Finance AG Credit Facility and all other senior indebtedness has been paid in full. In November 2007, Charles Crowell, Chairman and CEO of the Company, was assigned the right to receive from the Company approximately $0.2 million of the $0.3 million owed by the Company under this promissory note to the Bruner Family Trust. Mr. Crowell received this right from the Bruner Family Trust in exchange for a promissory note in the same amount which had been issued to Mr. Crowell by Galaxy for services rendered to Galaxy prior to Mr. Crowell becoming an officer of the Company.
Subsequently, Mr. Crowell participated in the Company’s private placement in November 2007 to the extent of $0.2 million and in exchange for cancellation of $0.2 million of the total amount owed to him by the Company. The balance of the amount owed to him under the note, $18,000, was then paid in cash. At December 31, 2007, the balance due to the Bruner Family Trust under this arrangement was $81,000.

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
Global and its controlling shareholder were shareholders of the Company prior to entering into the January 2007 Credit Facility. As of December 31, 2007, the Company has drawn the total $15.0 million available under the January 2007 Credit Facility.
On May 21, 2007, the Company entered into a second Credit and Security Agreement with Global (the “May 2007 Credit Facility”). Under the May 2007 Credit Facility, Global agreed to use its best efforts to advance up to $60.0 million to us over the following 18 months. Interest on advances under the May 2007 Credit Facility accrues at 6.75% over the prime rate and is payable quarterly beginning June 30, 2007. We pay an advance fee of 2% on all amounts drawn under the May 2007 Credit Facility. The Company is to begin making principal payments on the loan beginning at the end of the first quarter following the end of the 18 month funding period, December 31, 2008. Payments shall be made in such amounts as may be agreed upon by us and Global on the then outstanding principal balance in order to repay the principal balance by the maturity date, November 21, 2009. The loan is collateralized by a first perfected security interest on the same properties and assets that are collateral for the January 2007 Credit Facility. We may prepay the balance in whole or in part without penalty or notice and we may terminate the facility with 30 days written notice. In the event that we sell any interest in the oil and gas properties that comprise the collateral, a mandatory prepayment is due in the amount equal to such sales proceeds, not to exceed the balance due under the May 2007 Credit Facility. As of December 31, 2007, $18.3 million has been advanced to us under this facility. The advance fee in the amount of $0.5 million was recorded as deferred financing costs, and is being amortized over the life of the May 2007 Credit Facility.
Global received warrants to purchase 2.0 million of the Company’s shares upon execution of the May 2007 Credit Facility and 0.4 million warrants for each $1.0 million advanced under the credit facility. The warrants are exercisable until May 21, 2012 at prices equal to 120% of the volume-weighted-average price of the Company’s common stock for the 30 days immediately preceding each warrant issuance date. Prices range from $0.31 to $1.39 per warrant. The fair value of the warrants were estimated as of each respective issue date under the Black-Scholes pricing model, with the following assumptions: (i) common stock based on the market price on the issue date; (ii) zero dividends; (iii) expected volatility of 69.2% to 71.8%; (iv) risk free interest rate of 4.5% to 4.875%; and (v) expected life of 2.5 years. The fair value of the warrants issuable as of December 31, 2007, in the amount of $4.7 million for advances through December 31, 2007, was recorded as a discount to the note and is being amortized over the life of the note.

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
As of December 31, 2007, the Company was in default of payments to Global in the amount of $3.9 million, which consists of unpaid interest and fees under the Credit Facilities. The Company was also not in compliance with various financial and debt covenants under the Global Credit Facilities as of December 31, 2007. Global has waived and released PetroHunter from any and all defaults, failures to perform, and any other failures to meet its obligations through January 15, 2009.
Vendor Long-term Notes Payable
On August 10, 2007, the Company entered into an unsecured promissory note with a vendor for past due invoices aggregating $0.3 million. The note bears interest at an annual rate of 8%. Payments are due in 24 equal installments of $11,000, commencing on October 1, 2007 and maturing on September 1, 2009. As of December 31, the balance of this note is $0.2 million and we are not in default on this note.
Convertible Notes. On November 13, 2007, we completed the sale of Series A 8.5% Convertible Debentures in the aggregate principal amount of $7.0 million to several accredited investors. The debentures are due November 2012 and are collateralized by shares in our Australian subsidiary. Debenture holders also received five-year warrants that allow them to purchase a total of 46.4 million shares of common stock at prices ranging from $0.24 to $0.27 per share. The warrants are immediately exercisable and as a result, the Company recorded $3.0 million of interest expense during the first quarter of 2008. In connection with the placement of the debentures, we paid a placement fee of $0.3 million and issued placement agent warrants entitling the holders to purchase an aggregate of 0.2 million shares at $0.35 per share for a period of five years. Interest payments were due quarterly beginning January 1, 2008. As of January 2, 2008 we were in default on interest payments on this note. All overdue, accrued, unpaid interest incurs a late fee of 18% to be charged on the unpaid interest balance. Interest accrued on these notes as of December 31, 2007 was $0.1 million.
We have agreed to file a registration statement with the Securities and Exchange Commission in order to register the resale of the shares issuable upon conversion of the debentures and the shares issuable upon exercise of the warrants.
According to the Registration Rights Agreement, the registration statement must be filed by March 4, 2008 and it must be declared effective by July 2, 2008. The following penalties apply if filing deadlines and/or documentation requirements are not met in compliance with the stated rules: (i) the Company shall pay to each holder of Registrable Securities 1% of the purchase price paid in cash as partial liquidated damages; (ii) the maximum aggregate liquidated damages payable is 18% of the aggregate subscription amount paid by the holder; (iii) if the Company fails to pay liquidated damages in full within seven days of the date payable, the Company will pay interest of 18% per annum, accruing daily from the original due date; (iv) partial liquidated damages apply on a daily prorated basis for any portion of a month prior to the cure of an event; and (v) all fees and expenses associated with compliance to the agreement shall be incurred by the Company. We believe that these requirements will be met and therefore have accrued no liabilities related to such penalties.
The debentures have a maturity date of five years and are convertible at any time by the holders into shares of our common stock at a price of $0.15 per share, which was determined to be beneficial to the holders on the date of issuance. In accordance with EITF 00-27, we recorded a discount to the debt in the amount of $4.0 million which will be accreted to interest expense over the term of the notes. Interest accrues at an annual rate of 8.5% and is payable in cash or in shares (at our option) quarterly, beginning January 1, 2008.
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
Note 9 — Stockholders’ Equity
Common Stock. During the three-months ended December 31, 2007, the Company issued 46.2 million shares of its common stock and had 6.4 million shares of its common stock returned as follows:
• 25.0 million shares issued at $0.31 per share for consideration given to an amendment to a related party contract relinquishing overriding royalty interests (see Note 3)
• 16.0 million shares issued at $0.23 per share for an amendment to a related party contract reducing an outstanding note payable (see Note 3)
• 5.0 million shares issued at $0.25 per share in conjunction with sale of heavy oil assets
• 0.2 million shares issued at $0.28 per share for transaction finance costs
• 1.9 million shares returned at $1.70 per share for property interests
• 0.5 million shares returned at $1.72 per share for property interests
• 0.4 million shares returned at $1.29 per share for property interests
• 0.4 million shares returned at $0.51 per share for property interests
• 3.2 million shares returned at $0.23 per share for property interests
Common Stock Subscribed. On November 6, 2006, we commenced the sale of a maximum $125.0 million pursuant to a private placement of units at $1.50 per unit (the “Private Placement”). Each unit consisted of one share of our common stock and one-half common stock purchase warrant. A whole common stock purchase warrant entitled the purchaser to acquire one share of the Company’s common stock at an exercise price of $1.88 per share through December 31, 2007. In February 2007, the Board of Directors determined that the composition of the units being offered would be restructured, and those investors who had subscribed in the offering were offered the opportunity to rescind their subscriptions or to participate on the same terms as ultimately defined for the restructured offering. As of December 31, 2007, the Company reclassed $2.4 million of subscriptions which included $0.1 million of accrued interest to Notes Payable- Related Party.
In November, 2007, the Board of Directors again agreed to restructure the offering of the Private Placement and to pay interest at 8.5% from the date the original funds were received to the date of the issuance (see Note 8). Investors who had subscribed in the offering were again offered the opportunity to rescind their subscriptions or to participate in the restructured offering. Three of the original investors opted to participate in the above restructured offering. As a result the balance of outstanding subscriptions plus accrued interest at December 31, 2007 totaling $0.5 million was reclassed from Common Stock Subscribed to Convertible notes payable — net of discount on the consolidated balance sheet.
Note 10 — Compensation Plan
Stock Option Plan. On August 10, 2005, the Company adopted the 2005 Stock Option Plan (the “Plan”), as amended. Stock options under the Plan may be granted to key employees, non-employee directors and other key individuals who are committed to the interests of the Company. Options may be granted at an exercise price not less than the fair market value of the Company’s common stock at the date of grant. Most options have a five year life but may have a life up to 10 years as designated by the compensation committee of the Board of Directors (the “Compensation Committee”). Typically, options vest 20% on grant date and 20% each year on the anniversary of the grant date but each vesting schedule is also determined by the Compensation Committee. Most initial grants to Directors vest 50% on grant date and 50% on the one-year anniversary of the initial grant date. Subsequent grants (subsequent to the initial grant) to Directors typically vest 100% at the grant date. In special circumstances, the Board may elect to modify vesting schedules upon the termination of selected employees and contractors. The Company has reserved 40.0 million shares of common stock for the plan. At December 31, 2007 and September 30, 2007, 14.0 and 15.0 million shares, respectively remained available for grant pursuant to the stock option plan. During the three-months ended December 31, 2007, the Company granted 3.0 million options under its 2005 stock option plan to directors, employees and consultants performing employee-like services to the Company. There were no options granted, forfeited or vested during the three-months ended December 31, 2006.

A summary of the activity under the Plan for the three-months ended December 31, 2007 is presented below (shares in thousands):

		Weighted-
	Number of	Average
	Shares	Exercise Price
Options outstanding — September 30, 2007	24,965	$1.31
Granted	2,950	0.20
Forfeited	(1,920)	1.68

Options outstanding — December 31, 2007	25,995	1.15

There have been no options exercised under the terms of the Plan.
A summary of the activity and status of non-vested awards for the three-months ended and as of December 31, 2007, is presented below (shares in thousands):

		Weighted-
	Number of	Average
	Shares	Fair Value
Non-vested — September 30, 2007	10,208	$0.62
Granted	2,950	0.11
Vested	(590)	0.11
Forfeited	(1,920)	0.10
Expired	—	—

Non-vested — December 31, 2007	10,648	0.41

As of December 31, 2007 there was $4.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.56 years. The total fair value of shares vested during the three-months ended December 31, 2007 and 2006 was $0.1 million and $0.0 million, respectively.
Effective October 1, 2006, we adopted the provisions of SFAS 123(R). In accordance with SFAS 123(R) the fair value of each share-based award under all plans is estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table for the three-months ended December 31, 2007.

2007
Expected option term — years	5
Weighted-average risk-free interest rate	3.75%
Expected dividend yield	0
Weighted-average volatility	71%
Because our common stock has only recently become publicly traded, we have estimated expected volatilities based on an average of volatilities of similar sized Rocky Mountain oil and gas companies whose common stock is or has been publicly traded for a minimum of three years and other similar sized oil and gas companies who recently became publicly traded. The expected term ranges from one year to four years based on the above described vesting schedules, with a weighted-average of 3.81 years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect on the date of grant. We did not include an estimated forfeiture rate due to a lack of history of employee and contractor turnover.
The following table summarizes additional information regarding options outstanding as of December 31, 2007 (shares in thousands):

Stock Options Outstanding
		Weighted-Average
		Remaining	Weighted-Average
	Number of	Contractual Life	Exercise Price per	Aggregate
Range of Exercise Price	Options Outstanding	(In Years)	Share	Intrinsic Value
$0.19 - 0.49	4,800	4.4	$0.26	$—
0.50 - 0.99	9,100	1.8	0.50	—
1.0 - 1.99	1,500	4.2	1.29	—
> 2.00	10,595	3.5	2.10	—

	25,995	3.1	1.15	—

Stock Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average
	Number of	Contractual Life	Exercise Price per	Aggregate
Range of Exercise Price	Options Exercisable	(In Years)	Share	Intrinsic Value
$0.19 - 0.49	1,185	4.4	$0.24	$—
0.50 - 0.99	8,334	1.6	0.50	—
1.0 - 1.99	600	4.2	1.34	—
> 2.00	5,228	3.0	2.10	—

	15,347	2.4	1.05	—

Deferred Stock-Based Compensation. The Company authorized and issued 10.1 million of non-qualified stock options not under the Plan, to employees and non-employee consultants on May 21, 2007. The options were granted at an exercise price of $0.50 per share and vest 60% at grant date and 20% per year at the one and two-year anniversaries of the grant date. These options expire on May 21, 2012.
A summary of the activity for the three-months ended December 31, 2007 for these options is presented below (shares in thousands):

	Number of	Weighted-Average
	Shares	Exercise Price
Options outstanding — September 30, 2007	9,895	$0.50
Granted	—	—
Forfeited	(1,000)	0.50

Options outstanding — December 31, 2007	8,895	0.50

Options exercisable — December 31, 2007	5,337	0.50

A summary of the status and activity of non-vested awards not under the Plan for the three-months ended December 31, 2007 is presented below (shares in thousands):

	Number of	Weighted-Average
	Shares	Fair Value
Non-vested — September 30, 2007	3,958	$0.21
Granted	—	—
Vested	—	—
Forfeited	(400)	0.01
Expired		—

Non-vested — December 31, 2007	3,558	$0.28

For the three-months ended December 31, 2007 and 2006, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted not under the Plan.
Compensation Expense
Under SFAS 123(R), pre-tax stock-based employee compensation expense of $0.5 million and $0.5 million was charged to operations for the three-months ended December 31, 2007 and 2006, respectively. Under EITF 96-18, pre-tax stock-based non-employee compensation expense of $0.1 million and $1.1 million was charged to operations as compensation expense for the three-months ended December 31, 2007 and 2006, respectively.
Warrants
The following stock purchase warrants were outstanding at, (warrants in thousands):

	December 31,	September 30,
	2007	2007
Number of warrants	130,372	51,063
Exercise price	$0.22 - $2.10	$0.31 - $2.10
Expiration date	2009 - 2012	2011 - 2012
In November 2007, we completed the sale of Series A 8.5% convertible debentures. Debenture holders received five-year warrants that allow them to purchase a total of 46.4 million shares of common stock at prices ranging from $0.24 to $0.27 per share (see Note 8). As of December 31, 2007, none of these warrants had been exercised and the total value of these warrants, based on valuation under the Black-Scholes method was $5.1 million. In connection with the placement of the debentures, we paid a placement fee of $0.3 million and issued placement agent warrants entitling the holders to purchase an aggregate of 0.2 million shares at $0.35 per share for a period of five years. These warrants had a total valuation under the Black-Scholes method of $20,000.

In November 2007, the Second Amendment was entered into and warrants to acquire 32.0 million shares of our common stock at $0.50 per share were issued (see Note 3). These warrants expire on November 14, 2009 and have a total value, based on valuation under the Black-Scholes method of $0.6 million.
During the quarter we issued warrants in connection with amounts borrowed against our credit facility. We issued 0.7 million warrants valued at $0.1 million using the Black-Scholes method.
Note 11 — Related Party Transactions
MAB. During the three-months ended December 31, 2006, we incurred project development costs to MAB under the Development Agreement between us and MAB (see Note 3) in the amount of $1.8 million. We did not incur project development costs to MAB during the three-months ended December 31, 2007. During the three-months ended December 31, 2007 and 2006, we recorded expenditures paid by MAB on behalf of us in the amount of $0.5 million and $0.5 million. Project development costs to MAB are classified in our consolidated statements of operations as Project development costs — related party. At December 31, 2007 and September 30, 2007, we owed MAB $0.7 million and $1.0 million, respectively, related to project development costs and other expenditures that MAB made on our behalf.
During the three-months ended December 31, 2007, pursuant to the agreements with MAB and the $13.5 million promissory note issued thereunder (see Note 8), the Company incurred interest expense of $85,713 and made principal payments of $0.5 million. As of December 31, 2007, the Company owed MAB principal and accrued interest of $1.6 million under the terms of the promissory note.
At December 31, 2007, the Company also has two separate promissory notes with the Bruner Family Trust (see Note 8) in the amounts of $0.1 million and $25,000, respectively. During the three-months ended December 31, 2007, we incurred total interest expense of $3,765 and paid nothing in principal payments on these notes. As of December 31, 2007, the Company owed the Bruner Family Trust principal and accrued interest of $0.1 million under the terms of these promissory notes.
Galaxy. Note receivable- related party on the consolidated balance sheet at September 30, 2007 represents $2.5 million related to a $2.0 million earnest money deposit made by us under the terms of the Galaxy PSA and additional operating costs of $0.5 million that we paid toward the operating costs of the assets we were to acquire plus accrued interest on amounts due to us which were all converted into the Galaxy Note on August 31, 2007. During the first quarter ended December 31, 2007, the entire $2.5 million has been paid to us by offset against amounts that we owed to MAB. At September 30, 2007, Galaxy owed us $0.3 million and $17,000 related to additional expenses paid by us related to the Galaxy PSA and accrued interest on the Galaxy Note, respectively. During the three-months ended December 31, 2007, these amounts have also been paid by offset to amounts we owed to MAB under the MAB Note. Marc A. Bruner is the largest single beneficial shareholder of the Company, is a 14.0% beneficial shareholder of Galaxy and is the father of the President and Chief Executive Officer of Galaxy.
Due from related parties
Falcon Oil and Gas. In June 2006, the Company entered into an office sharing agreement with Falcon Oil & Gas Ltd. (“Falcon”) for office space in Denver, Colorado (the “Office Agreement”), of which Falcon is the lessee. Under the terms of the Office Agreement, Falcon and the Company share all costs related to the office space, including rent, office operating costs, furniture and equipment and any other expenses related to the operations of the corporate offices on a pro rata basis based on percentage of office space used. This Office Agreement terminated on January 31, 2008 when the Company moved to new office space. The largest single beneficial shareholder of the Company is also the Chief Executive Officer and a Director of Falcon. At December 31, 2007 and September 31, 2007, we owed Falcon $0.6 million and $0.5 million, respectively, for costs incurred pursuant to the Office Agreement.
Officers. During the three-months ended December 31, 2007 and 2006, the Company incurred consulting fees related to services provided by its officers in the aggregate amount of $0.1 million and $0.2 million, respectively. These fees are reflected in our statements of operations as General and administrative.
Note 12 — Commitments and Contingencies
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

Contingencies. The Company may from time to time be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. We are currently a party to the following legal actions: (i) Approximately 20 vendors have filed multiple liens applicable to our properties, with two primary foreclosure actions pending at various stages of the pleadings, in connection with the liens. The Company has entered into settlement agreements including payment plans, with five vendors; (ii) a law suit was filed in August 2007 by a law firm in the Supreme Court of Victoria, Australia for the balance of legal fees owed to the law firm in the amount of 0.2 million Australian dollars. The total amount owed was included in accounts payable at September 30, 2007, but has been reduced to less than 0.1 million Australian dollars, as a result of payments made by us; (iii) a law suit was filed in December 2007 by a vendor in the Supreme Court of Queensland, Australia for the balance which the vendor claims is owed by us in the amount of 2.4 million Australian dollars. Although we accrued the entire amount of the judgment lien in Accounts payable as of September 30, 2007, this amount is disputed by us on the basis that the vendor breached the contract; and (iv) a judgment lien was filed in October 2007 by another vendor in the U.S. for the Company’s default under a settlement agreement related to the contract between the two companies. The parties are currently negotiating an amendment to the settlement agreement, which would defer any further action by the vendor as long as the Company makes further payments in accordance with the amended settlement. The total amount of the judgment lien was recorded as Notes payable — short term and Accrued interest payable at September 30, 2007.
In the event the Company does not remove the liens referenced in (i), above, by paying the lienors or otherwise settling with them, the encumbrances could have a material adverse effect on the Company’s ability to secure other vendors to perform services and/or provide goods related to the Company’s operations. In the event one or more vendors pursue the foreclosure actions referenced in (ii), above, the Company could be in jeopardy of losing assets. In the event the Company loses the lawsuit to either or both vendors referenced in (ii) or (iii), above, and does not pay the amount owed, either of said vendors could obtain a judgment lien and seek to execute on the lien against the Company’s assets. In the event the Company and the vendor referenced in (iv), above do not reach agreement on the amendment to the settlement agreement, this vendor could enforce its existing judgment lien against the Company’s assets in Colorado.
Commitments
Operating Leases. In 2006, the Company entered into lease agreements for office space in Denver, Colorado and Salt Lake City, Utah. The Salt Lake City office space was for our subsidiary, Paleo, which was sold to a related party effective August 31, 2007. The rental payments related to the Salt Lake City office space are included below since we have been unable to obtain consent from the landlord to allow the purchaser to assume all rights and obligations under the lease. In any event, the purchaser has agreed to indemnify us and has guaranteed performance for all of our obligations under the lease. On November 26, 2007, we entered into a lease agreement for new office space in Denver, Colorado. This lease expires in 2011.
Rent expense for the three-months ended December 31, 2007 and 2006 was $0.1 million and $0.1 million respectively.
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
Note 13 — Subsequent Events
Director Note. On January 25, 2008, we obtained a loan and signed a promissory note (the “Director Note”) in the amount of $100,000 from member of the Board of Directors of the Company. The loan is collateralized, in a second priority position, by the same 947,153 of the Pearl shares which secure the Wes-Tex Note. The note accrues interest at the rate of 15% and matures on February 29, 2008.
Bruner Family Trust. On February 12, 2008, we entered into a promissory note with the Bruner Family Trust in the amount of $0.1 million. Interest accrues at three-month LIBOR plus 3%. Principal and interest are due five days after receipt of the holder’s written demand but not before February 11, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Form 10-Q.
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
The Company entered into a Securities Purchase Agreement in November 2007 for the issuance of Series A 8.5% Convertible Debentures (“Convertible Debentures”) in the aggregate principal amount of $7.0 million to several accredited investors. Attached to the Convertible Debentures were warrants to purchase 46.4 million shares of the Company’s common stock. The Convertible Debentures accrue interest on the aggregate unconverted and outstanding principal amount at 8.5% per annum, payable quarterly beginning on the first date after the Original Issue Date and are due five years from the date of the note. The decision whether to pay interest in cash, shares of common stock, or a combination thereof is at the discretion of the Company. The note holders have the option to convert any unpaid note principal and interest to the Company’s common stock at a price of $0.15 per share until the Convertible Debenture is no longer outstanding. The conversion price of the Convertible Debentures may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides, combines outstanding shares of common stock into a smaller number of shares, or issues any shares of capital stock.
As of December 31, 2007, no investor has opted to convert principal or interest. As of December 31, 2007, the Company had accrued interest of $0.1 million and recorded $3.0 million to interest expense related to its valuation of the detachable stock purchase warrants. As of January 2, 2008, we were in default in quarterly interest payments which were due beginning January 1, 2008.
Results of Operations
Three-Months Ended December 31, 2007 vs. Three-Months Ended December 31, 2006
Oil and Gas Revenues. For the three-months ended December 31, 2007, oil and gas revenues were $0.3 million as compared to $0.4 million for the corresponding period in 2006. The 2006 revenues were results of production from 12 natural gas wells in the Piceance Basin of Colorado. The decrease in revenue is related to (a) the natural production decline in the wells, and (b) to ownership interests in fewer producing wells, offset slightly by increases in commodity prices. In 2007, eight producing wells produced and sold approximately 93,824 Mcf of natural gas and 20 Bbls of oil. In 2006, we had 12 operating wells that sold 85,922 Mcf of natural gas. Average prices received for gas sold has increased to $5.36 per Mcf in 2007 from $5.17 per Mcf in 2006 as a result of market conditions.

Costs and Expenses
Lease Operating Expenses. For the three-months ended December 31, 2007, lease operating expenses decreased to $0.1 million compared to $0.2 million for the corresponding period in 2006. This is a result of lower maintenance costs for the non-operated wells in which the Company owns an interest, and a reduction in the Company’s ownership interests in producing wells.
General and Administrative. During the three-months ended December 31, 2007, general and administrative expenses decreased by $1.8 million or 48% as compared to the corresponding period in 2006. The following table highlights the areas with the most significant changes ($ in thousands):

	Three-Months Ended
	December 31,
	2007	2006	Change
Accounting and audit fees	$0.2	$0.1	$0.1
Stock based compensation expense	0.6	1.6	(1.0)
Travel	0.1	0.5	(0.4)
Investor relations	—	0.3	(0.3)

Total	$0.9	$2.5	$(1.6)

The decrease in general and administrative expenses in 2007 is a result of decreased stock based compensation and decreases in travel and investor relation type expenses.
Project Developmental Costs — Related Party. Property costs incurred to MAB were $1.8 million during 2006. We no longer pay project development costs to MAB as a result of the restructuring of our agreements with MAB, which were effective January 1, 2007.
Impairment of Oil and Gas Properties. Costs capitalized for properties accounted for under the full cost method of accounting are subjected to a ceiling test limitation to the amount of costs included in the cost pool by geographic cost center. Costs of oil and gas properties may not exceed the ceiling which is an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. During 2006, we recorded an impairment expense in the amount of $5.2 million, representing the excess of capitalized costs over the ceiling, as calculated in accordance with these full cost rules. There was no impairment charge in 2007.
Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion expense (“DD&A”) was $0.3 million in 2007 as compared to $0.4 million in 2006.
Interest Expense. During 2007, interest expense was $5.0 million, as compared to $0.2 million during 2006. During the first quarter ended December 31, 2007, interest expense consisted of the following: ($ in thousands)

Interest expense related to detachable stock purchase warrants on convertible notes	$2,954
Interest on notes and convertible debt	1,388
Interest on related party note	89
Amortization of deferred financing costs	568
Commission expense on the credit facility	108
Other	98
Capitalized interest	(170)

Total	$5,035

We expect that interest expense will increase during the remainder of the fiscal year ending September 30, 2008, due to the borrowings under the convertible debentures and our credit facilities and other borrowings that may occur.
Net Loss. During 2007, we incurred a net loss of $9.4 million as compared to a net loss of $11.0 million during 2006.

Going Concern
The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2007, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of $82.0 million for the period from inception (June 20, 2005) to December 31, 2007 have a working capital deficit of approximately $23.0 million as of December 31, 2007, are not in compliance with the covenants of several loan agreements, have had multiple property liens and foreclosure actions filed by vendors and have significant capital expenditure commitments. We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations. Liens have been filed against some of the properties and foreclosure proceedings have begun. In addition, we are in default on certain obligations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.
Plan of Operation
Colorado. We expect that the development of our Colorado properties will include the following activities: (i) the completion and tie-in of 16 wells drilled and cased to date in the Piceance II Prospect and five wells drilled and cased to date in the Buckskin Mesa Prospect (four wells drilled and cased during fiscal year 2007 and one well drilled and cased during the first quarter ended December 31, 2007); (ii) the drilling, completion and tie-in of a minimum of 10 commitment wells within the Williams Fork development area in which the Piceance II Prospect is located in the southern Piceance Basin; (iii) the drilling, completion and tie-in of a minimum of 12 commitment wells in our greater than 20,000 net acre Buckskin Mesa Prospect leasehold block surrounding the discovery wells for the Powell Park Field near Meeker, Colorado in the northern Piceance Basin; and (iv) the recompletion and tie-in of the six shut-in gas wells in the Powell Park Field acquired by the Company from a third party operator.
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
Liquidity and Capital Resources
The Company has grown rapidly since its inception. At September 30, 2005, we had been operating for only a few months, had no employees, and had acquired an interest in two properties, West Rozel and Buckskin Mesa, aggregating approximately 12,400 net mineral acres. During 2006 and 2007, we added employees and acquired an interest in additional properties. At December 2007 we had 13 full time employees and 15 consultants, and at December 2006, we had 16 full time employees. We had interests in properties aggregating approximately 21,757 net acres in Colorado, 20,827 net acres in Montana, and 7.0 million net acres in Australia at December 31, 2007 and 19,839 acres in Colorado and 7.0 million net acres in Australia at December 31, 2006.
Our initial plan for 2007 was to raise capital to fund the exploration and development of our acquired properties; and we were successful at raising $35.5 million through borrowings, common stock issuances and subscriptions. We drilled (or participated in the drilling of) 39 gross wells, and completed (or participated in the completion of) 21 gross wells. During the third and fourth quarters of 2007, we revised our plan to (i) sell non-core assets to allow us to focus our exploration and development efforts in two primary areas: the Piceance Basin, Colorado and Australia; and (ii) to improve the economics of our projects by restructuring the Development Agreement with MAB. Accordingly, during the three-months ended December 31, 2007 we sold our heavy oil assets and restructured the Development Agreement with MAB through amendments.

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
As of December 31, 2007, we had a working capital deficit of $23.0 million and cash of $0.5 million. As of September 30, 2007, we had a working capital deficit of $37.9 million and cash of $0.1 million. The changes in working capital are primarily attributable to the factors described above. We expect that our future working capital will be affected by these same factors.
In November 2007, we raised approximately $7.0 million through the sale of convertible debentures and $0.8 million through the pledge of our investment in Pearl shares. During the remainder of fiscal year 2008, we may sell working interests in some of our properties and we may complete additional private placements of debt or equity to raise cash to meet our working capital needs. A significant amount of capital is needed to fund our proposed drilling program for 2008.
Cash Flow. Net cash used in or provided by operating, investing and financing activities for the three-months ended December 31, 2007 and 2006 were as follows ($ in thousands):

	Three-Months Ended December 31,
	2007	2006
Net cash used in operating activities	$(4,357)	$(3,161)
Net cash provided by (used in) investing activities	$1,764	$(13,125)
Net cash provided by financing activities	$2,929	$3,063
Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.
Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities for the three-months ended December 31, 2007 was primarily from cash received for the sale of oil and gas properties of $7.5 million offset by cash used for additions to oil and gas properties of $5.7 million. Net cash used in investing activities for the three-months ended December 31, 2006 was primarily used for joint interest billings in the amount of $6.4 million and additions to oil and gas properties in the amount of $1.2 million.
Net Cash Provided by Financing Activities. Net cash provided by financing activities for the three-months ended December 31, 2007 was primarily comprised of borrowings of $8.8 million net of repayments of debt in the amount of $5.6 million and payment of financing costs in the amount of $0.4 million. Net cash provided by financing activities for the three-months ended December 31, 2006 was comprised of: (1) the subscription of common stock of $1.6 million and (2) the issuance of convertible notes of $1.5 million.
Capital Requirements. We currently anticipate our capital budget for the year ending September 30, 2008 to be approximately between $103.0 and $140.0 million. Uses of cash for 2008 will be primarily for our drilling program in the Piceance Basin and in Australia. The following table summarizes our drilling commitments for fiscal year 2008 ($ in thousands):

		Aggregate	Our Working
Activity	Prospect	Total Cost	Interest		Our Share(a)
Drill and complete 12 wells	Buckskin Mesa	$44,400	100%		$44,400
Drill and complete two wells	Piceance II	4,200	37.5%		1,575
Drill and complete eight wells	Piceance II	16,800	62.5%		10,500
Complete 16 wells (b)	Piceance II	17,600	100	% (e)	17,600
Drill five wells	Beetaloo	20,000	100%		20,000	(d)

Total		$103,000			$94,075

(a)	We intend to sell portions of our working interest to third parties and farm-out additional portions for cash and the agreement of the farmor to pay a portion of our development costs.

(b)	These wells have all been drilled.

(c)	During December 2007, our working interest in these wells increased to 100% with the payment by us of $1.0 million in cash.

(d)	Our commitment in Australia is to have five wells drilled on the various permits by December 31, 2008.
Financing. During the first quarter ended December 31, 2007 and fiscal year 2007, we entered into different short and long-term financing arrangements as follows:

(1) On November 13, 2007, we completed the sale of Series A 8.5% Convertible Debentures in the aggregate principal amount of $7.0 million. The debentures are due November 2012, are convertible at any time by the holders into shares of our common stock at a price of $0.15 per share and are collateralized by shares in our Australian subsidiary. Interest accrues at an annual rate of 8.5% and is payable in cash or in shares (at our option) quarterly, beginning January 1, 2008.
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
We have agreed to file a registration statement with the Securities and Exchange Commission in order to register the resale of the shares issuable upon conversion of the debentures and the shares issuable upon exercise of the warrants. According to the Registration Rights Agreement, the registration statement must be filed by March 4, 2008 and it must be declared effective by July 2, 2008. The following penalties apply if filing deadlines and/or documentation requirements are not met in compliance with the stated rules: (i) the Company shall pay to each holder of Registrable Securities 1% of the purchase price paid in cash as partial liquidated damages; (ii) the maximum aggregate liquidated damages payable is 18% of the aggregate subscription amount paid by the holder; (iii) if the Company fails to pay liquidated damages in full within seven days of the date payable, the Company will pay interest of 18% per annum, accruing daily from the original due date; (iv) partial liquated damages apply on a daily prorated basis for any portion of a month prior to the cure of an event; and (v) all fees and expenses associated with compliance to the agreement shall be incurred by the Company. We believe that these requirements will be met and therefore have accrued no liabilities related to such penalties.
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
Proceeds were used to fund working capital needs.
(2) On December 18, 2007, we obtained a loan from a third party in the amount of $0.8 million. The loan is secured by the shares that we received as partial consideration for the sale of our heavy oil assets, bears interest at 15% per annum and matures on January 18, 2008. Funds were used to fund working capital needs.
(3) During fiscal year 2007, we borrowed $0.5 million from Global. The note was unsecured and bore interest at 7.75% per annum. The funds were used primarily to fund working capital needs. We paid this note in full in November 2007.
(4) We entered into a note with MAB in the amount of $13.5 million as a result of the Consulting Agreement with MAB; however, no cash was actually received. During the first quarter ended December 31, 2007, the note was reduced by further amendments to the Consulting Agreement (the First, Second and Third Amendments) and as a result, we paid $0.3 million in cash towards repayment of this note. At December 31, 2007, the balance of this note was $1.0 million. The note is unsecured and bears interest at LIBOR. Although at December 31, 2007, we were in default on this note, MAB has waived and released us from defaults, failures to perform and any other failures to meet our obligations through October 1, 2008.
(5) We entered into two separate loans with the Bruner Family Trust, UTD March 28, 2005 for a total of $0.3 million. Each note bears interest at 8% and is due in full at the time when the January and May Credit Facilities have been paid in full (described below). A portion of one of these notes was assigned to a director of the company who then invested in our convertible debenture offering in November 2007. At December 31, 2007, the balance of these notes is $0.1 million.
(6) We entered into a $15.0 million credit facility in January 2007, with Global (the “January Credit Facility”). The January Credit Facility is secured by certain oil and gas properties and other assets of ours. It bears interest at prime plus 6.75% and is due to be paid in full in July 2009. We paid an advance fee of 2% on all amounts borrowed under the facility. We may prepay the balance without penalty. We are currently in default on interest payments and not in compliance with the covenants. Global has waived all defaults that have occurred or that might occur in the future until October 2008, at which time all defaults must be cured. We have drawn the total $15.0 million available to us under this facility. The funds were used to fund working capital needs.

(7) We entered into a $60.0 million credit facility with Global in May, 2007 (the “May Credit Facility”). The May Credit Facility is secured by the same certain oil and gas properties and other assets as the January Credit Facility. The May Credit Facility bears interest at prime plus 6.75% and is due to be paid in full in November, 2009. We pay an advance fee of 2% on all amounts borrowed under the facility. We may prepay the balance without penalty. We are currently in default on interest payments and not in compliance with the covenants. Global has waived all defaults that have occurred or that might occur in the future until October, 2008. At December 31, 2007 we had $41.7 million remaining available to us from the credit facility. The funds borrowed were used to fund working capital needs of the Company.
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
Development Stage Company. We had not commenced principal operations or earned significant revenue as of December 31, 2007, and we are considered a development stage entity for financial reporting purposes. During the period from inception to December 31, 2007, we incurred a cumulative net loss of $82.0 million. We have raised approximately $101.3 million through borrowing and the sale of convertible notes and common stock from inception through December 31, 2007. In order to fund our planned exploration and development of oil and gas properties, we will require significant additional funding.

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
Prior to October 1, 2005, we accounted for stock-based compensation using the intrinsic value recognition and measurement principles detailed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees and related interpretations.
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

Impairment. SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets, requires long-lived assets to be held and used to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use the full cost method of accounting for our oil and gas properties. Properties accounted for using the full cost method of accounting are excluded from the impairment testing requirements under SFAS 144. Properties accounted for under the full cost method of accounting are subject to SEC Regulation S-X Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conversion Act of 1975 (Rule 4-10). Rule 4-10 requires that each regional cost center’s (by country) capitalized costs, less accumulated amortization and related deferred income taxes not exceed a cost center “ceiling”. The ceiling is defined as the sum of:
•The present value of estimated future net revenues computed by applying current prices of oil and gas reserves to estimated future production of proved oil and gas reserves as of the balance sheet date less estimated future expenditures to be incurred in developing and producing those proved reserves to be computed using a discount factor of 10%; plus
• The cost of properties not being amortized; plus
• The lower of cost or estimated fair value of unproven properties included in the costs being amortized; less
• Income tax effects related to differences between the book and tax basis of the properties.
If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense. There was no impairment charge during the three-months ended December 31, 2007. During the three-months ended December 31, 2006, we recorded an impairment charge in the amount of $5.2 million.
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
In June 2006, the FASB issued Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for us on October 1, 2007. The cumulative effect of adopting FIN 48 did not have a significant impact on the Company’s financial position or results of operations and accordingly no adjustment was made.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 [the “Exchange Act”]). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure as evidenced by the material weakness described below.
As reported in Item 9A of the Company’s 2007 Form 10-K filed on January 15, 2008 management reported the existence of a continuing material weakness related to our control environment which did not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement. Specifically, management did not have an adequate process for monitoring accounting and financial reporting and had not conducted a comprehensive review of account balances and transactions that had occurred throughout the year. Our disclosure controls and accounting processes lack adequate staff and procedures in order to be effective. The Company did not have adequate staffing to provide for an effective segregation of duties to adequately resolve accounting issues and provide information to the auditors on a timely basis. These material weaknesses continue to exist as of December 31, 2007.

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
While we are taking immediate steps and dedicating substantial resources to correct these material weaknesses, they will not be considered remediated until the new and improved internal controls operate for a period of time, are tested and are found to be operating effectively. During the first quarter ended December 31, 2007, we hired a Chief Financial Officer and are utilizing several full-time accounting contractors serving in senior and staff level accounting positions. We are actively recruiting high-level, competent accounting personnel.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to the following legal proceedings:
1. 21 vendors have filed multiple liens applicable to our properties.
2. Two primary foreclosure actions are pending at various stages of the pleadings, in connection with the liens (plus cross claims and counter claims within each of these actions).
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
In the event the Company does not remove the liens referenced in (1) above, by paying the lienors or otherwise settling with them, the encumbrances could have a material adverse effect on the Company’s ability to secure other vendors to perform services and/or provide goods related to the Company’s operations. In the event one or more vendors pursue the foreclosure actions referenced in (1) above, the Company could be in jeopardy of losing assets. In the event the Company loses the lawsuits to the vendors referenced in 3 and/or 4 above, and does not pay the amounts owed, the vendor could obtain a judgment lien and seek to execute on the lien against the Company’s assets. In the event the Company and the vendor referenced in (5) above do not reach agreement on the amendment to the settlement agreement, the vendor could enforce its existing judgment lien against the Company’s assets in Colorado.
ITEM 1A. RISK FACTORS
There were no material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended September 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 6, 2007, the Company issued 5.0 million shares of common stock to American Oil & Gas, Inc. and Savannah Exploration, Inc. in consideration for the termination of the Company’s obligation to pay an overriding royalty and a per barrel production payment on properties sold to Pearl Exploration and Production Ltd. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.
These issuances and sales are in addition to the following transactions involving unregistered securities reported in current reports on Form 8-K:
—	Issuance of 25,000,000 shares of common stock to MAB Resources LLC in an 8-K filed October 23, 2007

—	Issuance of 16,000,000 shares of common stock and warrants to purchase 32,000,000 shares of common stock in an 8-K filed November 16, 2007

—
Sales of convertible debentures and warrants in an 8-K filed November 15, 2007 and amended on November 16, 2007 and the sales of convertible debentures and warrants in a current report on Form 8-K filed on November 16, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See Exhibit Index.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROHUNTER ENERGY CORPORATION

By:	/s/ Charles B. Crowell

Charles B. Crowell Chief Executive Officer

Date: February 19, 2008

By:	/s/ Lori Rappucci

Lori Rappucci Vice President and Chief Financial Officer

Date: February 19, 2008

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

10.23
Third Amendment to Acquisition and Consulting Agreement between MAB Resources LLC and PetroHunter Energy Corporation dated (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, filed January 15, 2008)

Regulation
S-K Number	Exhibit

10.24
Promissory Note dated February 12, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated February 12, 2008, filed February 19, 2008)

31.1	Rule 13a-14(a) Certification of Charles B. Crowell

31.2	Rule 13a-14(a) Certification of Lori Rappucci

32.1	Certification of Charles B. Crowell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2	Certification of Lori Rappucci Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002