Form 10-Q
period 2008-06-30
PetroHunter Energy Corp
filed 2008-08-13
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]      Accelerated filer [ ]      Non-accelerated filer [ ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

As of July 31, 2008, the registrant had 340,743,469 shares of common stock outstanding.

Unless otherwise noted in this report, any description of “us” or “we” refers to PetroHunter Energy Corporation and our subsidiaries. All amounts expressed herein are in U.S. dollars unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements."  These statements, identified by words such as "plan," "anticipate," "believe," “estimate,”  “should,”  “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. All forward-looking statements herein as well as all subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by cautionary statements set forth in the “Risk Factors” section of our Prospectus on Form S-1 filed with the Securities and Exchange Commission (“SEC”) on June 30, 2008 and in Item 1A “Risk Factors” appearing in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise. We advise you to carefully review the reports and documents we file from time to time with the SEC.

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

Capital Expenditures. Costs associated with exploratory and development drilling (including exploratory dry holes); leasehold acquisitions; seismic data acquisitions; geological, geophysical and land-related overhead expenditures; delay rentals; producing property acquisitions; other miscellaneous capital expenditures; compression equipment and pipeline costs.

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

Development Well. A well drilled within the proved area of an oil or natural gas reservoir to the depth that is known to be productive.

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

Productive Well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes. Productive wells consist of producing wells and wells capable of production, but specifically exclude wells drilled and cased during the fiscal year that have yet to be tested for completion.

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

Spud. To start the well drilling process by removing rock, dirt and other sedimentary material.

Stratigraphic. Relating to vertical position in a rock column. More generally, relating to relative geological age, since typically, in any given sequence of sedimentary rock, older rock is lower than newer.

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
Condensed Consolidated Balance Sheets at June 30, 2008 and September 30, 2007 (unaudited).
Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2008 and 2007, and the cumulative period from inception to June 30, 2008 (unaudited).
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the nine months ended June 30, 2008 and the cumulative period from inception to June 30, 2008 (unaudited).
Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2008 and 2007 and the cumulative period from inception to June 30, 2008 (unaudited).
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4T.	Controls and Procedures
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits
Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; $ in thousands, except share and per share amounts)

	June 30, 2008	September 30, 2007
ASSETS
Current Assets
Cash and cash equivalents	$695	$120
Restricted cash	531	—
Receivables
Oil and gas receivables, net	280	487
Other receivables	62	59
Due from related parties	—	500
GST receivable	485	—
Note receivable — related party	—	2,494
Prepaid expenses and other assets	406	187
Total Current Assets	2,459	3,847

Property and Equipment, at cost
Oil and gas properties under full cost method, net	146,184	162,843
Furniture and equipment, net	422	569
Total Property and Equipment	146,606	163,412
Other Assets
Joint interest billings	—	13,637
Restricted cash	524	599
Deposits and other assets	130	—
Deferred financing costs	1,657	529
Intangible asset	4,142	—
Total Assets	$155,518	$182,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable — short-term	$1,055	$4,667
Convertible notes payable	400	400
Accounts payable and accrued expenses	9,873	26,631
Note payable — related party — current portion	2,622	3,755
Note payable — current portion of long-term liabilities	120	120
Accrued interest payable	6,302	2,399
Accrued interest payable — related party	18	516
Due to shareholder and related parties	440	1,474
Contract payable — oil and gas properties	—	1,750
Contingent purchase obligation	4,142	—
Total Current Liabilities	24,972	41,712

Non-current obligations
Notes payable — net of discount	37,207	27,944
Subordinated notes payable — related parties	106	9,050
Convertible notes payable — net of discount	684	—
Asset retirement obligation	73	136
Net Non-current Obligations	38,070	37,130

Total Liabilities	63,042	78,842

Common Stock Subscribed	—	2,858
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; 338,065,950 and 278,948,841 shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively	338	279
Additional paid-in-capital	199,968	172,672
Accumulated other comprehensive gain (loss)	33	(5)
Deficit accumulated during the development stage	(107,863)	(72,622)
Total Stockholders’ Equity	92,476	100,324

Total Liabilities and Stockholders’ Equity	$155,518	$182,024

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; $ in thousands except per share amounts)

	Three months ended June 30, 2008	Three months ended June 30, 2007 (restated)	Nine months ended June 30, 2008	Nine months ended June 30, 2007 (restated)	Cumulative From Inception (June 20, 2005) to June 30, 2008
Revenues
Oil and gas revenues	$567	$847	$1,349	$2,285	$4,206
Other revenues	13	—	222	—	222
Total revenues	580	847	1,571	2,285	4,428

Costs and expenses
Lease operating expenses	164	211	404	597	1,201
General and administrative	2,554	5,395	8,245	13,396	41,193
Property development — related party	—	—	—	1,815	7,205
Impairment of oil and gas properties	—	600	—	9,551	24,053
Consulting fees – related party	—	75	—	150	—
Depreciation, depletion, amortization and accretion	334	805	774	2,018	2,093
Total operating expenses	3,052	7,086	9,423	27,527	75,745

Loss from operations	(2,472)	(6,239)	(7,852)	(25,242)	(71,317)
Other income (expense):
Loss from conveyance of property	(15,220)	—	(15,220)	—	(15,220)
Gain on foreign exchange	—	—	11	—	33
Interest income	6	6	33	20	72
Interest expense	(1,801)	(846)	(9,226)	(2,677)	(18,444)
Trading security losses	—	—	(2,987)	—	(2,987)
Total other expense	(17,015)	(840)	(27,389)	(2,657)	(36,546)
Net loss	$(19,487)	$(7,079)	$(35,241)	$(27,899)	$(107,863)
Net loss per common share — basic and diluted	$(0.06)	$(0.03)	$(0.11)	$(0.12)
Weighted average number of common shares outstanding — basic and diluted	324,147	256,906	317,811	221,802

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(unaudited, $ in thousands except share and per share amounts)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Accumulated Other Compre- hensive	Total Stockholders’	Total Compre- hensive
	Shares	Amount	Capital	Stage	Loss	Equity	Loss
Balances, June 20, 2005 (inception)	—	$—	$—	$—	$—	$—	$—
Shares issued to founder at $0.001 per share	100,000,000	100	—	—	—	100	—
Stock-based compensation costs for options granted to non employees	—	—	823	—	—	823	—
Net loss	—	—	—	(2,119)	—	(2,119)	(2,119)
Balances, September 30, 2005	100,000,000	100	823	(2,119)	—	(1,196)	(2,119)
Shares issued for property interests at $0.50 per share	3,000,000	3	1,497	—	—	1,500	—
Shares issued for finder’s fee on property at $0.50 per share	3,400,000	3	1,697	—	—	1,700	—
Shares issued upon conversion of debt, at $0.50 per share	44,063,334	44	21,988	—	—	22,032	—
Shares issued for commission on convertible debt at $0.50 per share	2,845,400	3	1,420	—	—	1,423	—
Sale of shares and warrants at $1.00 per unit	35,442,500	35	35,407	—	—	35,442	—
Shares issued for commission on sale of units	1,477,500	1	1,476	—	—	1,477	—
Costs of stock offering:
Cash	—	—	(1,638)	—	—	(1,638)	—
Shares issued for commission at $1.00 per share	—	—	(1,478)	—	—	(1,478)	—
Exercise of warrants	1,000,000	1	999	—	—	1,000	—
Recapitalization of shares issued upon merger	28,700,000	30	(436)	—	—	(406)	—
Stock-based compensation	—	—	9,189	—	—	9,189	—
Net loss	—	—	—	(20,692)	—	(20,692)	(20,692)
Balances, September 30, 2006	219,928,734	220	70,944	(22,811)	—	48,353	(20,692)
Shares issued for property interests at $1.62 per share	50,000,000	50	80,950	—	—	81,000	—
Shares issued for property interests at $1.49 per share	256,000	—	382	—	—	382	—

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Accumulated Other Compre- hensive	Total Stockholders’	Total Compre- hensive
	Shares	Amount	Capital	Stage	Loss	Equity	Loss
Shares issued for commission costs on property at $1.65 per share	121,250	—	200	—	—	200	—
Shares issued for finance costs on property at $0.70 per share	642,857	1	449	—	—	450	—
Shares issued for property and finance interests at various costs per share	8,000,000	8	6,905	—	—	6,913	—
Foreign currency translation adjustment	—	—	—	—	(5)	(5)	(5)
Discount on notes payable	—	—	4,670	—	—	4,670	—
Stock-based compensation	—	—	8,172	—	—	8,172	—
Net loss	—	—	—	(49,811)	—	(49,811)	(49,811)
Balances, September 30, 2007	278,948,841	279	172,672	(72,622)	(5)	100,324	(49,816)
Shares issued for property interests at $0.31 per share	25,000,000	25	7,725	—	—	7,750	—
Shares issued for finance costs at $0.23 per share	16,000,000	16	3,664	—	—	3,680	—
Shares issued in conjunction with asset sale at $0.25 per share	5,000,000	5	1,245	—	—	1,250	—
Shares returned for property and retired at prices ranging from $0.23 per share to $1.72 per share	(6,400,000)	(6)	(5,524)	—	—	(5,530)	—
Shares issued for finance costs at $0.28 per share	200,000	—	56	—	—	56	—
Shares issued for vendor settlements at $0.20 per share	16,879,219	17	3,723	—	—	3,740	—
Shares issued for finance costs at $0.20 per share	2,037,890	2	—	—	—	2	—
Shares issued for option to purchase CCES	400,000	—	80	—	—	80	—
Warrant value associated with amendment & waiver on convertible debt	—	—	209	—	—	209	—
Discounts associated with beneficial conversion feature and detachable warrants on convertible debenture issuance	—	—	6,956	—	—	6,956	—
Warrant value associated with convertible debenture issuance	—	—	21	—	—	21	—
Warrant value associated with related party amendment	—	—	705	—	—	705	—
Forgiveness of amounts due to shareholder and related party debt	—	—	4,067	—	—	4,067	—
Origination fees on Global debt	—	—	1,895	—	—	1,895	—
Discount on notes payable	—	—	336	—	—	336	—
Foreign currency translation adjustment	—	—	—	—	38	38	38
Stock-based compensation	—	—	2,138	—	—	2,138	—
Net loss	—	—	—	(35,241)	—	(35,241)	(35,241)
Balances, June 30, 2008	338,065,950	$338	$199,968	$(107,863)	$33	$92,476	$(85,019)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, $ in thousands)
	Nine months ended June 30, 2008	Nine months ended June 30, 2007 (restated)	Cumulative From Inception (June 20, 2005) to June 30, 2008
Cash flows used in operating activities
Net loss	$(35,241)	$(27,899)	$(107,868)
Adjustments used to reconcile net loss to net cash used in operating activities: Stock for expenditures advanced	—	—	100
Stock-based compensation	2,138	7,305	20,322
Detachable warrants recorded as interest expense	813	—	813
Depreciation, depletion, amortization and accretion	774	2,268	2,092
Impairment of oil and gas properties	—	4,400	24,053
Stock for financing costs	—	1,338	1,623
Amortization of discount and deferred financing costs on notes payable	2,576	458	3,612
Loss on trading securities	2,987	—	2,987
Loss on conveyance of property	15,220	—	15,220
Gain on foreign exchange	(11)	—	(34)
Changes in assets and liabilities Receivables	6	(894)	(540)
Due from related party	(61)	848	(3,055)
Prepaids and other	(102)	(54)	(147)
Deferred financing costs	(484)	—	(484)
Accounts payable, accrued expenses, and other liabilities	(5,063)	(2,508)	(209)
Due to shareholder and related parties	(525)	1,291	949
Net cash used in operating activities	(16,973)	(13,447)	(60,089)
Cash flows provided by (used in) investing activities
Proceeds from CD redemption	50	—	50
Additions to oil and gas properties	(21,205)	(13,212)	(70,596)
Proceeds from sale of oil and gas properties	28,066	—	28,066
Sale of trading securities	2,541	—	2,541
Due from joint interest owner	—	(16,274)	—
Deposit on oil and gas property acquisition	—	(2,244)	—
Additions to property and equipment	(22)	(260)	(22)
Restricted cash	—	475	(1,077)
Net cash provided by (used in) investing activities	9,430	(31,515)	(44,220)
Cash flows from financing activities
Proceeds from the sale of common stock	—	300	35,742
Proceeds from common stock subscribed	—	2,768	2,858
Proceeds from the issuance of notes payable	8,250	31,700	39,800
Payments on long-term debt	(101)	—	(101)
Borrowing on short-term notes payable	1,655	—	2,155
Payments on short-term notes	(6,436)	—	(6,436)
Payments on contracts payable	(250)	—	(250)
Payments on related party borrowing	(1,805)	(600)	(1,805)
Proceeds from related party borrowing	420	—	695
Proceeds from the exercise of warrants	—	—	10,000
Cash received upon recapitalization and merger	—	—	21
Proceeds from issuance of convertible notes	6,334	—	27,166
Offering and financing costs	—	180	(1,638)
Net cash provided by financing activities	8,067	34,348	99,207
Effect of exchange rate changes on cash	(35)	—	(38)
Net increase (decrease) in cash and cash equivalents	575	(10,614)	695
Cash and cash equivalents, beginning of period	120	10,632	—
Cash and cash equivalents, end of period	$695	$18	$695
Supplemental schedule of cash flow information
Cash paid for interest	$1,088	$1	$1,483
Cash paid for income taxes	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in thousands except per share amounts)

Note 1 — Organization and Basis of Presentation

We are a development stage global oil and gas exploration and production company committed to acquiring and developing primarily unconventional natural gas and oil prospects that we believe have a very high probability of economic success. Since our inception in 2005, our principal business activities have been raising capital through the sale of common stock and convertible notes and acquiring oil and gas properties in the western United States and Australia.  Currently, we own property in Colorado, where we have drilled five wells on our Buckskin Mesa property, and Australia, where we have drilled one well on our property in the Northern Territory, and in Montana, where we hold a land position in the Bear Creek area.  The wells on these properties have not yet commenced oil and gas production. We own working interests in eight additional wells in Colorado which are operated by EnCana Oil & Gas USA (“EnCana”) and are currently producing gas.  In November 2007, we sold 66,000 net acres of land and two wells in Montana and 177,445 acres of land in Utah (see “Heavy Oil” in Note 4) and on May 30, 2008, we sold 625 net acres, 16 wells which had been drilled but not completed or connected to a pipeline and rights to participate in an additional 8 wells in the Southern Piceance Basin in Colorado (see Note 12).

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying statements of operations, we have incurred a cumulative loss in the amount of $107.9 million for the period from inception (June 20, 2005) to June 30, 2008, have a working capital deficit of approximately $22.5 million as of June 30, 2008, and were not in compliance with the covenants of several loan agreements. As of June 30, 2008, we have earned oil and gas revenue from our initial operating wells, but will require significant additional funding to sustain operations and satisfy contractual obligations for planned oil and gas exploration, development and operations in the future. These factors, among others, may indicate that we may be unable to continue in existence. Our financial statements do not include adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to establish ourselves as a going concern is dependent upon our ability to obtain additional financing to fund planned operations and to ultimately achieve profitable operations. Management believes that we can be successful in obtaining equity and/or debt financing and/or sell interests in some of our properties, which will enable us to continue in existence and establish ourselves as a going concern. We have raised approximately $106.4 million through June 30, 2008 through issuances of common stock and convertible and other debt.

For the three and nine month periods ending June 30, 2008 and 2007, the condensed consolidated financial statements include the accounts of PetroHunter and our wholly-owned subsidiaries. For the period from June 20, 2005 through September 30, 2005, the consolidated financial statements include only the accounts of GSL. All significant intercompany transactions have been eliminated upon consolidation.

The accompanying financial statements should be read in conjunction with our Registration Statement on Form S-1 filed June 30, 2008 and our Annual Report on Form 10-K for the year ended September 30, 2007. The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position at June 30, 2008 and the consolidated results of our operations and cash flows for the three and nine month periods ending June 30, 2008 and 2007. The results of operations for the three and nine-month periods ending June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2008 or for any other interim period in the September 2008 fiscal year.  Further, the accompanying balance sheet as of September 30, 2007 was derived from audited financial statements.

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

Marketable Securities, Trading. In November 2007, we sold our Heavy Oil assets (see Note 4, Oil and Gas Properties). As partial consideration, we accepted a total of 1,539,975 shares of common stock of the purchaser, Pearl Exploration and Production Ltd. These shares were sold subsequent to a holding period, and were classified as held for sale in the short term at December 31, 2007. During the intervening period from closing through the date of sale in March 2008, we accounted for them by marking them to market with unrealized losses recognized in our operating results in the period incurred.  We recognized a loss on the disposition of our trading securities in the amount of $3.0 million recorded as Trading Security Losses in our consolidated statement of operations during the nine months ended June 30, 2008.

Joint Interest Billings. Joint interest billings represents our working interest partners’ share of costs that we paid, on their behalf, to drill certain wells. During the first quarter of 2008, we entered into a transaction whereby we increased our interest in 14 wells to 100% (see Note 4, Oil and Gas Properties) and we therefore reclassified $12.6 million of costs related to those wells from Joint interest billings to Oil and Gas Properties. In May 2008, we sold the remaining wells for which we had joint billing arrangements as part of the Laramie transaction, as described further in Note 12.

Oil and Gas Properties. We utilize the full cost method of accounting for our oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center on a by-country basis. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain or loss significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depletion and amortization of oil and gas properties is computed on the units-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

Asset Retirement Obligation. Asset retirement obligations associated with tangible long-lived assets are accounted for in accordance with SFAS 143, Accounting for Asset Retirement Obligations (“SFAS 143”). The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depletion, amortization and accretion expense in the accompanying consolidated statements of operations.

Guarantees.  As part of a Gas Gathering Agreement we have with CCES Piceance Partners1, LLC (“CCES”), we have guaranteed that, should there be a mutual failure to execute a formal agreement for long-term gas gathering services in the future, we will repay CCES for certain costs they have incurred in relation to the development of a gas gathering system and repurchase certain gas gathering assets we sold to CCES.  We have accounted for this guarantee using Financial Accounting Standards Board (“FASB”) Interpretation No. 45 as amended, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) , which requires us to recognize a liability for the obligations undertaken upon issuing the guarantee in order to have a more representationally faithful depiction of the guarantor’s assets and liabilities.  Accordingly, we have recognized a $4.1 million contingent purchase obligation on our balance sheet.  See further explanation at Note 13.

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

If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense. During the three and nine month periods ended June 30, 2007, we recorded impairment charges of $0.6 million and $9.6 million. We did not impair any of our properties in the three and nine months ended June 30, 2008.

Fair Value. The carrying amount reported in the consolidated balance sheets for cash, receivables, prepaids, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. Based upon the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of payable notes approximates their carrying value.

Environmental Contingencies. Oil and gas producing activities are subject to extensive environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated.

Revenue Recognition. We recognize revenues from the sales of natural gas and crude oil related to our interests in producing wells when delivery to the customer has occurred and title has transferred. We currently have no gas balancing arrangements in place.

Loss per Common Share. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Convertible equity instruments such as stock options and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti-dilutive. The dilutive weighted-average number of common shares outstanding excluding potential common shares from; stock options, warrants and convertible debt of 221,582 and 61,553 respectively for the periods ended June 30, 2008 and 2007.

Recently Issued Accounting Pronouncements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 will be effective for us on October 1, 2008. We have not yet assessed the impact of SFAS 159 on our consolidated results of operations, cash flows or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 157 will be effective for us on October 1, 2008. We have not yet assessed the impact of SFAS 157 on our consolidated results of operations, cash flows or financial position.

Supplemental Cash Flow Information. Supplement cash flow information for the nine months ended June 30, 2008 and 2007, respectively, and cumulative from inception (June 2005) is as follows:

	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007 (restated)	Cumulative From Inception (June 20, 2005) to June 30, 2008
	($ in thousands)
Supplemental disclosures of non-cash investing and financing activities
Shares issued for expenditures advanced	$—	$—	$100
Contracts for oil and gas properties	$(7,030)	$2,900	$6,494
Shares issued for debt conversion	$3,376	$—	$22,032
Shares issued for commissions on offerings	$50	$200	$250
Shares issued for property	$1,250	$81,275	$82,525
Shares issued for property and finder’s fee on property	$2,037	$—	$9,644
Non-cash uses of notes payable, accounts payable and accrued liabilities	$—	$—	$26,313
Convertible debt issued for property	$—	$—	$1,200
Common stock issuable	$—	$4,510	$—
Shares issued for common stock offerings	$—	$—	$2,900
Debt issued for common stock previously subscribed	$2,858	$—	$2,858
Assignment of rights in properties in exchange for equity and forgiveness of related party notes payable	$15,959	$—	$15,959
Satisfaction of receivable by reduction of related party note payable	$3,202	$—	$3,202
Debt discount related to convertible debt	$6,956	$—	$6,956
Increase in oil and gas properties related to relief of joint interest billings	$12,608	$—	$12,608
Warrants issued recorded as debt discount	$729	$3,952	$5,220
Warrants issued recorded as deferred finance costs	$1,898	$—	$1,898
Common stock issued for purchase option	$80	$—	$80

Note 3 — Agreements with MAB Resources LLC

We were a party to various agreements (the “MAB Agreements”) with MAB Resources LLC (“MAB”), a company that is controlled by our largest beneficial shareholder, Marc A. Bruner.  All the MAB Agreements described below were terminated as of June 30, 2008.  The following is a summary of those prior MAB Agreements.

The Development Agreement. From July 1, 2005 through December 31, 2006, we and MAB operated pursuant to a Development Agreement and a series of individual property agreements (collectively, the “EDAs”).  The Development Agreement defined MAB’s and our long term relationship regarding the ownership and operation of all jointly-owned properties and stipulated that we and MAB would sign a joint operating agreement governing all operations.  The Development Agreement specified, among other things, that:

•
MAB assign to us a 50% undivided interest in any and all oil and gas leases, production facilities and related assets (collectively, the “Properties”) that MAB was to acquire from third parties in the future,

•
we would be operator of the jointly owned properties, with MAB Operating Company LLC as sub-operator, and each party would pay its proportionate share of costs and receive its proportionate share of revenues, subject to certain adjustments, including our burden to carry MAB for specified costs, pay advances, and

•	to make an overriding royalty payment of 3% (gross, or 1.5% net) to MAB out of production and sales.

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

Effective June 30, 2008, MAB sold all its interest in the above-mentioned overriding royalty (in our Buckskin Mesa and Australian properties) to a third party.

Note 4 — Oil and Gas Properties

Oil and gas properties consisted of the following:	June 30, 2008	September 30, 2007
Oil and gas properties, at cost, full cost method	($ in thousands)
Unproved
United States	$73,738	$107,239
Australia	25,350	23,569
Proved – United States	48,794	57,168
Total	147,882	187,976
Less accumulated depreciation, depletion, amortization and impairment	(1,698)	(25,133)
Total	$146,184	$162,843

Included in oil and gas properties above is capitalized interest of $0.0 million and $0.8 million for three months ended June 30, 2008 and 2007, respectively.  In the nine months ended June 30, 2008 and 2007, oil and gas properties included capitalized interest of $0.2 million and $1.1 million, respectively.

Included below is a summary of significant activity related to oil and gas properties during the three and nine month periods ended June 30, 2008.

PICEANCE BASIN

Buckskin Mesa Project. As of June 30, 2008, we had drilled five wells, with two wells having been completed and shut-in, awaiting installation of the gathering system, and the remaining 3 wells awaiting completion. We are required to drill 16 wells during the calendar year ending December 31, 2008, three during the first quarter and four during each of the second and third calendar quarters of 2008 and five during the fourth calendar quarter of 2008, under the terms of an agreement between us and a third party assignor, Daniels Petroleum Company (“DPC”). If we do not satisfy these quarterly drilling requirements, our agreement with DPC requires that we pay DPC $0.5 million for each undrilled well on the last day of the applicable quarter.  At the end of the first calendar quarter of 2008, we extended and subsequently exercised our right to pay $0.5 million in penalties for three wells that were required to be drilled that quarter by agreeing to pay the $1.5 million fee, plus a $1.0 million additional penalty. These amounts were paid on April 28, 2008, thereby reducing the total number of wells we are committed to drill for the remainder of calendar year 2008 to 13. Prior to June 30, 2008 (the due date for commencing the next four wells), we determined that we could not obtain the materials necessary to commence such operations by June 30, and we provided written notice of such force majeure condition to DPC.  We were otherwise prepared to comply with all obligations regarding the referenced commitment.  DPC objected to the notice. On June 30, 2008, we filed an action in Denver District Court requesting the court to issue a declaratory judgment concerning this dispute. See Note 11 for further discussion of this case. As of June 30, 2008, we had not recorded a loss with respect to this case as we believe we are in full compliance with our contractual obligations.

Piceance II Project. On May 30, 2008, we completed the sale of 625 net acres of land, 16 wells which had been drilled but not completed or connected to a pipeline and rights to participate in an additional 8 wells to Laramie Energy II, LLC, as described more fully in Note 12.  Additionally, as of June 30, 2008, as part of this transaction, we held $0.8 million in escrow relating to a dispute between us and the lessor of 435 acres of land in the Southern Piceance in which the lessor of this land claims that the lease will be terminated in conjunction with the Laramie transaction, as described more fully in Notes 11 and 12.  On August 1, 2008, we transferred the $0.8 million in escrow back to Laramie and retained the 435 acres of land relating to the escrowed amount.  We still retain all of our interest in eight producing wells in Garfield County, which are operated by EnCana Oil & Gas (USA) Inc.

Sugarloaf Project. We failed to make payments in accordance with the agreement related to this prospect and as a result, on December 4, 2007, the agreement was terminated and we instructed the escrow agent to return all assignments which were being held in escrow to the seller (See Note 6).

AUSTRALIA

Beetaloo Project. We own four exploration licenses comprising 7.0 million net acres in the Beetaloo Basin (owned by our wholly-owned subsidiary, Sweetpea Petroleum Pty Ltd., [“Sweetpea”]).  In July 2007, we drilled and cased one well to a depth of 4,724 feet, with the intention to deepen the well at a later date.

We have a 100% working interest in this project with a royalty interest of 10% to the government of the Northern Territory and an overriding royalty interest of 1% to 2%, 8% and 5% to the Northern Land Council, the original assignor of the licenses, and to MAB, respectively, leaving a net revenue interest of 75% to 76% to us.  We have received an extension on our drilling commitments related to this property and are currently committed to drill 8 wells in 2009 at a total estimated cost of $36 million. We are not currently committed to drilling any wells on this property in 2008.

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

HEAVY OIL

Sale of Heavy Oil Projects. On November 6, 2007 and effective October 1, 2007, we sold all of our interest in our Heavy Oil Projects, including the West Rozel, Fiddler Creek and Promised Land Projects in Utah and Montana, to Pearl Exploration and Production Ltd. (“Pearl”). The purchase price was a maximum of $30.0 million, payable as follows: (a) $7.5 million in cash at closing; (b) the issuance of up to 2.5 million shares of Pearl equivalent to $10 million (based on a price of $4.00 Canadian dollars per share, as stipulated in the purchase and sale contract), and (c) a performance payment (the “Pearl Performance Payment”) of $12.5 million in cash at such time as either: (i) production from the assets reaches 5,000 barrels per day or (ii) proven reserves from the assets is greater than 50.0 million barrels of oil as certified by a third party reserve engineer. In the event that these targets have not been achieved by September 30, 2010, the Pearl Performance Payment obligation will expire.  As of June 30, 2008, no amounts have been accrued in relation to the Pearl Performance Payment as the triggering events have not yet occurred.  In addition, the number of shares included in (b) above may be reduced by 960,025 shares (valued in the contract at $3.8 million based on a price of $4.00 per share, as above) if a satisfactory agreement is not made between Pearl and the lessor (“ECA”) of certain of the properties within 6 months of the date of closing (that being May 6, 2008).  No such satisfactory agreement was reached between Pearl and ECA and therefore, the total amount conveyed in (b) above was 1,539,975 shares.

We originally accounted for the sale of the Heavy Oil Project assets to Pearl to include the sale of the ECA properties, as we believed at that time it was probable Pearl and ECA would reach agreement and the ECA assets would be conveyed to Pearl within the six month period contemplated in our agreement with Pearl.  During the second quarter, we were informed that agreement between Pearl and ECA would not be reached, and that the ECA assets would not transfer to Pearl.  As a result, we reviewed the original accounting for the transaction and determined that we had inappropriately included the 960,025 shares of Pearl stock relating to the ECA assets in our marketable securities as of December 31, 2007, and further, we had recorded unrealized losses on those shares during the first quarter in error.  During the second quarter, we recorded correcting entries in our financial statements which resulted in (a) the reversal of $0.9 million of unrealized losses on the shares of Pearl stock we did not ultimately receive, and (b) the reversal into our full cost pool of $3.5 million of marketable securities we originally recorded in anticipation of closing the sale of the ECA assets.  During March 2008, we sold all of the 1,539,975 shares of Pearl stock we did receive, which resulted in net proceeds of $2.5 million.  The difference between the value of these shares at closing of $5.5 million and the net proceeds received upon sale, was recorded as Trading Security Losses in our consolidated results of operations for the nine months ended June 30, 2008.

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

A reconciliation of our asset retirement obligation liability is as follows:

	June 30, 2008	September 30, 2007
	($ in thousands)
Beginning asset retirement obligation	$136	$522
Liabilities incurred	1	30
Liabilities settled	(35)	—
Revisions to estimates	(27)	(429)
Accretion expense	(2)	13
Ending asset retirement obligation	$73	$136

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

During the nine months ended June 30, 2008, in accordance with the termination of this agreement, we (i) reclassified the balance of Contract payable — Oil and gas properties in the amount of $1.5 million to Oil and gas properties; (ii) recorded the return of 80% of the additional equity consideration as a reduction of Oil and gas properties and equity and (iii) reversed the remaining accrued liabilities to Oil and gas properties.

Note 7 — Notes Payable

Notes payable are summarized below:

	June 30, 2008	September 30, 2007
	($ in thousands)
Notes payable – short-term:
Shareholder note	$850	$—
Vendor	—	4,050
Global Project Finance AG	—	500
Flatiron Capital Corp.	205	117
Notes payable – short-term	$1,055	$4,667
Convertible notes payable	$400	$400
Notes payable – related party – current portion:
Bruner Family Trust	$2,622	$—
MAB- current portion	—	3,755
Notes payable – related party – current portion	$2,622	$3,755
Subordinated notes payable — related party:
Bruner Family Trust	$106	$275
MAB	—	8,775

Subordinated notes payable — related party	$106	$9,050
Long-term notes payable — net of discount:
Global Project Finance AG	$39,800	$31,550
Vendor	149	250
Less current portion	(120)	(120)
Discount on notes payable	(2,622)	(3,736)
Long-term notes payable — net of discount	$37,207	$27,944
Convertible debt	$6,956	$—
Discount on convertible debt	(6,272)	—
Convertible debt — net of discount	$684	$—

RECENT DEBT ACTIVITY

Laramie Transaction.  On May 30, 2008, we sold substantially all of our working interest in our Southern Piceance properties in Colorado (see Notes 4, 11 and 12).  In conjunction with this sale, we entered into numerous settlement and release agreements with many of our trade creditors, some of whom had previously entered into promissory notes with us.  Specifically, with respect to settlements on notes previously outstanding:

(i) On June 19, 2007, we entered into a promissory note with a vendor for an outstanding unpaid balance due to the vendor, in the amount of $6.5 million. The note was to be paid in full by July 31, 2007 and bore interest at 14% per annum if paid current. Upon our default on the note, the interest rate increased to 21% per annum.  In conjunction with the Laramie transaction, we paid $6.3 million in cash and issued 10 million shares of our common stock to this vendor in full satisfaction of all amounts owed by us to this vendor including the note as well as other amounts owed.

(ii) In October 2007, we entered into another promissory note with a vendor for outstanding account payable balances. The note bore interest at 8.25% per annum, which increased to 10.25% upon default and was due to mature February 29, 2008.  In conjunction with the Laramie transaction, we paid $0.2 million to this vendor in full satisfaction of all amounts owed by us to this vendor.

Both of the notes described above were classified as Vendor notes in the table above as of September 30, 2007.

Vendor.  On January 29, 2008 an unsecured promissory note with a vendor was entered into for past due invoices aggregating $0.1 million. The note bore interest at an annual rate of 8%. On April 8, 2008, we satisfied this note with full payment of principal and interest.

Global Project Finance AG. On September 25, 2007, we borrowed $0.5 million from Global Project Finance, AG (“Global”) under an unsecured note bearing interest at a rate of 7.75% per annum. We repaid this note in full on November 9, 2007 before it became due.

Flatiron Capital Corp. On June 6, 2007, we entered into a promissory note with Flatiron Capital for the financing of certain insurance policies in the amount of $0.2 million. The note bore interest at a rate of 7.25% per annum. Payments were due in 10 equal installments of $17,000, commencing on July 1, 2007 and maturing on April 1, 2008. The note was unsecured and the note was paid in full in April 2008.

On June 6, 2008, we entered into another a promissory note with Flatiron Capital for the financing of certain insurance policies in the amount of $0.2 million. The note bears interest at a rate of 4.15% per annum.  We made a down payment of $0.1 million at the inception of the loan.  Monthly payments are due in 11 equal installments commencing in July 2008. The note is unsecured and we are current in our payments

Subordinated Notes Payable-Related Party: MAB Note. Effective January 1, 2007, in conjunction with the Consulting Agreement, we issued a $13.5 million promissory note (the “MAB Note”) as partial consideration for MAB’s assignment of its undivided 50% working interest in certain oil and gas properties (see Note 3). The MAB Note bore interest at a rate equal to London InterBank Offered Rate, (“LIBOR”). Monthly payments of principal of $225,000 plus accrued interest were scheduled to begin on January 31, 2007 and were scheduled to end in December 2011. On November 15, 2007, we entered into the Second Amendment under the terms of which the MAB Note was replaced with a new promissory note in the amount of $2.0 million. The note bore interest at an annual rate equal to LIBOR and was due to mature on January 1, 2010.  At June 30, 2008, we had repaid the note in full and applied a $0.1 million overpayment towards the balance of notes outstanding with the Bruner Family Trust, discussed below.

Wes-Tex. On December 18, 2007, we obtained a loan and signed a promissory note (the “Wes-Tex Note”) in the amount of $0.8 million from a third party oil and gas company. The loan was collateralized by 947,153 of the Pearl shares, and accrued interest at the rate of 15%. The note and accrued interest was paid in full in March 2008.

Wealth Preservation. On January 25, 2008, we borrowed $0.1 million under a promissory note. The note bore interest at 15% per annum, provided the note was not in default, in which case the interest rate increased to 24% per annum, and was due on February 29, 2008. This principal balance and accrued interest of $4,000 was paid in full in April 2008.

OTHER OUTSTANDING DEBT

Short - Term Notes Payable

Shareholder Note. During the second fiscal quarter of 2008, we entered into an agreement to borrow $0.9 million from a shareholder with interest to accrue at a rate of 15% per annum.  All principal and accrued interest amounts are due in full on August 31, 2008.

Convertible Notes Payable

Prior to the merger with GSL on May 12, 2006, Digital entered into five separate loan agreements, aggregating $0.4 million, due one year from issuance, commencing October 11, 2006. The loans bore interest at 12% per annum, were unsecured, and were convertible, at the option of the lender, at any time during the term of the loan or upon maturity, at a price per share equal to the closing price of our common shares on the Over the Counter Bulletin Board market on the day preceding notice from the lender of its intent to convert the loan. Subsequent to June 30, 2008 we received notice from the lender of its intent to convert the loans into common stock, as described in Note 15.

Notes Payable – Related Party

Bruner Family Trust. As of September 30, 2007, we had entered into two promissory notes with the Bruner Family Trust in the amount of $0.3 million which each accrue interest at 8% per annum and are due in full on the later of October 29, 2007 or the time when the Global Project Finance AG Credit Facility and all other senior indebtedness has been paid in full.  In November 2007, Charles Crowell, our Chairman and CEO, was assigned the right to receive from us approximately $0.2 million of the $0.3 million owed by us under this promissory note to the Bruner Family Trust. Mr. Crowell received this right from the Bruner Family Trust in exchange for a promissory note in the same amount which had been issued to Mr. Crowell by Galaxy for services rendered to Galaxy prior to Mr. Crowell becoming an officer of PetroHunter.  At June 30, 2008, total principal and accrued interest related to these notes was $0.1 million and was classified as long term on our consolidated balance sheets.

During the 2008 fiscal year, we entered into four more promissory notes with the Bruner Family Trust with principal amounts aggregating $2.7 million.  Each of these notes accrues interest at the LIBOR plus 3% per annum and are due 12 months from each note’s respective issue date.  The largest of these notes, aggregating $2.3 million in principal and interest as of June 30, 2008, is due November 13, 2008, with the remaining three notes, aggregating $0.3 million in principal and accrued interest as of June 30, 2008, due in February and March 2009.  As of June 30, 2008, all principal and accrued interest related to these notes were classified as current on our consolidated balance sheets.

Long-Term Notes Payable

Vendor Long-term Notes Payable. On August 10, 2007, we entered into an unsecured promissory note with a vendor for past due invoices aggregating $0.3 million. The note bears interest at an annual rate of 8%. Payments are due in 24 equal installments of $11,000, commencing on October 1, 2007 and maturing on September 1, 2009. As of June 30, 2008, the balance of this note was $0.2 million.

Credit Facility — Global. On January 9, 2007, we entered into a Credit and Security Agreement (the “January 2007 Credit Facility”) with Global for mezzanine financing in the amount of $15.0 million. The January 2007 Credit Facility is collateralized by a first perfected lien on certain oil and gas properties and other of our assets and interest accrues at an annual rate of 6.75% over the prime rate. Global and its controlling shareholder were shareholders of ours prior to entering into the January 2007 Credit Facility. As of June 30, 2008, we have drawn the total $15.0 million available under the January 2007 Credit Facility.

The terms of the January 2007 Credit Facility provide for the issuance of 1.0 million warrants to purchase 1.0 million shares of our common stock upon execution of the January 2007 Credit Facility, and an additional 0.2 warrants, for each $1.0 million draw of funds from the credit facility up to the total amount available under the facility, $15.0 million. The warrants are exercisable until January 9, 2012. The exercise price of the warrants is equal to 120% of the weighted-average price of our stock for the 30 days immediately prior to each warrant issuance date. Prices range from $1.30 to $2.10 per warrant. The fair value of the warrants was estimated as of each respective issue date under the Black-Scholes pricing model with the following assumptions: (i) the common stock price at market price on the date of issue; (ii) zero dividends; (iii) expected volatility of 69.2% to 71.4%; (iv) a risk-free interest rate ranging from 4.5% to 4.7%; and (v) an expected life of 5 years. The fair value of the warrants was recorded as a discount to the credit facility and is being amortized over the life of the note. The unamortized portion of the discount is offset against the long-term notes payable on the consolidated balance sheet. We pay an advance fee (the “Advance Fee”) of 1% of all amounts drawn against the facility. In 2007, the advance fee related to the original January 2007 Credit Facility was recorded as deferred financing fees, totaled $0.2 million and is being amortized to interest expense over the life of the January 2007 Credit Facility.

On May 21, 2007, we entered into a second Credit and Security Agreement with Global (the “May 2007 Credit Facility”). Under the May 2007 Credit Facility, Global agreed to use its best efforts to advance up to $60.0 million to us over the following 18 months. Interest on advances under the May 2007 Credit Facility accrues at an annual rate of 6.75% over the prime rate and is payable in arrears quarterly beginning June 30, 2007. We pay an advance fee of 2% on all amounts drawn under the May 2007 Credit Facility. We are to begin making principal payments on the loan beginning at the end of the first quarter following the end of the 18 month funding period: December 31, 2008. Payments shall be made in such amounts as may be agreed upon by us and Global on the then outstanding principal balance in order to repay the principal balance by the maturity date, November 21, 2009. The loan is collateralized by a first perfected security interest on the same properties and assets that are collateral for the January 2007 Credit Facility. We may prepay the balance in whole or in part without penalty or notice and we may terminate the facility with 30 days written notice. In the event that we sell any interest in the oil and gas properties that comprise the collateral, a mandatory prepayment is due in the amount equal to such sales proceeds, not to exceed the balance due under the May 2007 Credit Facility. As of June 30, 2008, $24.8 million has been advanced to us under this facility. The advance fee in the amount of $0.6 million was recorded as deferred financing costs, and is being amortized over the life of the May 2007 Credit Facility.

Global received warrants to purchase 2.0 million of our shares upon execution of the May 2007 Credit Facility and 0.4 million warrants for each $1.0 million advanced under the credit facility. The warrants are exercisable until May 21, 2012 at prices equal to 120% of the volume-weighted-average price of our common stock for the 30 days immediately preceding each warrant issuance date. Prices range from $0.22 to $1.01 per warrant. The fair value of the warrants were estimated as of each respective issue date under the Black-Scholes pricing model, with the following assumptions: (i) common stock based on the market price on the issue date; (ii) zero dividends; (iii) expected volatility of 69.8% to 76.0%; (iv) risk free interest rate of 2.2% to 4.9%; and (v) expected life of 2.0 to 2.5 years. The fair value of the warrants issuable as of June 30, 2008 was recorded as a discount to the note and is being amortized over the life of the note.

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

As of June 30, 2008, we would have been in default of payments to Global in the amount of $6.1 million, which consists of unpaid interest and fees under the Global Credit Facilities, and we would have been out of compliance with various financial and debt covenants under these Facilities.  However, prior to any such default and non-compliance event or condition occurring, Global waived and released PetroHunter from any and all defaults, failures to perform, and any other failures to meet its obligations through July 1, 2009.

Convertible Notes. On November 13, 2007, we completed the sale of Series A 8.5% Convertible Debentures (the “Debentures”) in the aggregate principal amount of $7.0 million to several accredited investors. The Debentures are due November 2012 and are collateralized by shares in our Australian subsidiary. Debenture holders also received five-year warrants that allow them to purchase a total of 46.4 million shares of common stock at prices ranging from $0.24 to $0.28 per share. In connection with the placement of the Debentures, we paid a placement fee of $0.3 million and issued placement agent warrants entitling the holders to purchase an aggregate of 0.2 million shares at $0.35 per share for a period of five years. Interest payments related to the Debentures accrues at an annual rate of 8.5% and is payable in cash or in shares (at our option) quarterly, beginning January 1, 2008. All overdue unpaid interest incurs a late fee of 18% per annum, calculated based on the entire unpaid interest balance. We defaulted on interest payments due January 1, 2008 and April 1, 2008 and as a result, we obtained a waiver and amendment from Debenture holders under which the defaults were waived in consideration for the issuance of warrants and an agreement to pay the interest and related late fees in September 2008.  This waiver and amendment is described more fully below. As of the date of filing, we were in default on our July 1, 2008 scheduled interest payment.

Under the original Debenture agreement, we agreed to file a registration statement with the Securities and Exchange Commission in order to register the resale of the shares issuable upon conversion of the Debentures and the shares issuable upon exercise of the warrants.  According to that Registration Rights Agreement, the registration statement was to be filed by March 4, 2008 and declared effective by July 2, 2008. The following penalties apply if filing deadlines and/or documentation requirements are not met in compliance with the stated rules: (i) we shall pay to each holder of Registrable Securities 1% of the purchase price paid in cash as partial liquidated damages; (ii) the maximum aggregate liquidated damages payable is 18% of the aggregate subscription amount paid by the holder; (iii) if we fail to pay liquidated damages in full within seven days of the date payable, we will pay interest of 18% per annum, accruing daily from the original due date; (iv) partial liquidated damages apply on a daily prorated basis for any portion of a month prior to the cure of an event; and (v) all fees and expenses associated with compliance to the agreement shall be incurred by us.

A waiver and amendment agreement relating to the above Registration Rights Agreement was signed by all investors in April and May 2008. The agreement is an extension of filing date and effectiveness date to June 30, 2008 and December 31, 2008, respectively. Each purchaser waived (i) our obligation to file a registration statement covering the Registrable Securities by March 4, 2008; (ii) our obligation to have such registration statement declared effective by July 2, 2008, and (iii) any penalties associated with the failure to satisfy such obligations as described above. In addition, each purchaser waived as events of default, our failure to pay the January 1, 2008 and April 1, 2008 interest payments. As consideration for this waiver, we agreed to pay the interest installments due January 1, 2008 and April 1, 2008 by September 30, 2008, together with late fees of 18% per annum.  In addition, warrants to purchase our common stock will be issued in an amount equal to 4% of the warrants each purchaser received with the original agreement. The terms of these warrants mirror the terms given in the original agreement.  Pursuant to this waiver and amendment, we filed a registration statement on June 30, 2008, which is expected to become effective in August 2008.  Further, we recorded $0.2 million in costs related to the warrants issued under the waiver and amendment, which is reflected as a discount to debt and is being amortized over the life of the warrants.

The Debentures have a maturity date of five years and are convertible at any time by the holders into shares of our common stock at a price of $0.15 per share, which was determined to be beneficial to the holders on the date of issuance. In accordance with EITF 00-27, we recorded an additional discount to the debt in the amount of $3.5 million which will be accreted to interest expense over the term of the notes.

During the preparation of our financial statements for the third quarter ended June 30, 2008, we noted that as of July 1, 2008, we were still in default of various provisions as set forth in the November 2007 Debenture agreement. In April, May, and August 2008 the investors granted waivers for certain provisions for which we were in default. Although the waiver granted to us does not cure all of the defaults as of July 1, 2008 we do not believe that the investors will enforce the terms of the Debentures,  as the enforcement of the terms is of no economic benefit to either the investors or to us. Accordingly, no adjustments or reclassifications have been recorded by us in our condensed consolidated financial statements as of June 30, 2008 to reflect the defaults, as we feel that the investors will continue to work with us.

Provided that there is an effective registration statement covering the shares underlying the Debentures, or the shares are otherwise eligible for resale without restriction under Rule 144, and the volume-weighted-average price of our common stock over 20 consecutive trading days is at least 200% of the per share conversion price, with a minimum average trading volume of 0.3 million shares per day: (i) The Debentures are convertible, at our option and (ii) are redeemable at our option at 120% of face value at any time after one year from date of issuance.

The debenture agreement contains anti-dilution protections for the investors to allow a downward adjustment to the conversion price of the Debentures in the event that we sell or issue shares at a price less than the conversion price of the Debentures.

During the preparation of our financial statements for the third quarter ended June 30, 2008, we discovered a significant error that affected our accounting for the Debentures, as more fully described in Note 14.  During our first quarter, when the convertible Debentures were funded, we had erroneously concluded that the relative fair value of the detachable warrants of $2.9 million needed to be immediately expensed to interest expense in full. We subsequently determined that the immediate expensing of the full value of the warrants should have been capitalized as a discount against the face value of the Debentures, and amortized over their five year lives using the effective interest method.

We recorded a correcting entry during the third quarter to correct the accounting for the value associated with the warrants, including those adjustments to appropriately state the cumulative amortization of the discount. The effect of the correction was to reduce interest expense, and reduce the reported book value of the Debentures by $2.8 million during the third quarter, representing the correction of a $2.9 million overstatement of interest expense during the first quarter, and an understatement of interest expense of $0.1 million during the second quarter. The aggregate effect of all errors we have discovered in the preparation of our quarterly filings on Form 10-Q for fiscal 2008 are shown in detail in Note 14.

Note 8 — Stockholders’ Equity

Common Stock. During the nine months ended June 30, 2008, we issued 65.5 million shares of our common stock and had 6.4 million shares of our common stock returned as follows:

•	25.0 million shares issued at $0.31 per share for consideration given to an amendment to a related party contract relinquishing overriding royalty interests (see Note 3)
•	16.0 million shares issued at $0.23 per share for an amendment to a related party contract reducing an outstanding note payable (see Note 3)
•	5.0 million shares issued at $0.25 per share in conjunction with sale of heavy oil assets (see Note 4)
•	0.2 million shares issued at $0.28 per share for transaction finance costs
•	16.9 million shares issued at $0.20 per share for settlements with various vendors and lienholders (see Note 12)
•	2.0 million shares issued at $0.20 per share for transaction finance costs (see Note 12)
•	0.4 million shares issued at $0.20 per share for the option to purchase shares of CCES (see Note 13)
•	1.9 million shares returned at $1.70 per share for property interests
•	0.5 million shares returned at $1.72 per share for property interests
•	0.4 million shares returned at $1.29 per share for property interests
•	0.4 million shares returned at $0.51 per share for property interests
•	3.2 million shares returned at $0.23 per share for property interests

Common Stock Subscribed. On November 6, 2006, we commenced the sale of a maximum $125.0 million pursuant to a private placement of units at $1.50 per unit (the “Private Placement”). Each unit consisted of one share of our common stock and one-half common stock purchase warrant. A whole common stock purchase warrant entitled the purchaser to acquire one share of our common stock at an exercise price of $1.88 per share through December 31, 2007. In February 2007, the Board of Directors determined that the composition of the units being offered would be restructured, and those investors who had subscribed in the offering were offered the opportunity to rescind their subscriptions or to participate on the same terms as ultimately defined for the restructured offering. During the nine months ended June 30, 2008, we reclassified $2.4 million of subscriptions which included $0.1 million of accrued interest to Notes Payable- Related Party.

In November 2007, the Board of Directors again agreed to restructure the offering of the Private Placement and to offer those investors the opportunity to rescind their subscriptions or to participate on the same terms as the Debenture offering, with interest to be paid at 8.5% from the date the original funds were received to the date of the subscription of Debentures (see Note 7). Investors who had subscribed in the offering were again offered the opportunity to rescind their subscriptions or to participate in the restructured offering. Three of the original investors opted to participate in the above restructured offering. As a result the balance of outstanding subscriptions plus accrued interest totaling $0.5 million was reclassified from Common Stock Subscribed to Convertible notes payable — net of discount on the consolidated balance sheet.

Warrants

The following stock purchase warrants were outstanding at:

	June 30, 2008	September 30, 2007
(warrants in thousands)

Number of warrants	134,827	51,063
Exercise price	$0.22 - $2.10	$0.31 - $2.10
Expiration date	2009 - 2012	2011 - 2012

In November 2007, we completed the sale of Series A 8.5% convertible Debentures. Debenture holders received five year warrants that allow them to purchase a total of 46.4 million shares of common stock at prices ranging from $0.24 to $0.28 per share. In April 2008, the Debenture holders also received warrants to purchase a total of 1.9 million shares at prices ranging from $0.24 to $0.28 per share in consideration for their agreement to a waiver and amendment (see Note 7). As of June 30, 2008, none of these warrants had been exercised and the total value of these warrants, based on valuation under the Black-Scholes method was $7.4 million. In connection with the placement of the Debentures, we paid a placement fee of $0.3 million and issued placement agent warrants entitling the holders to purchase an aggregate of 0.2 million shares at $0.35 per share for a period of five years. These warrants had a total valuation under the Black-Scholes method of $0.0 million.

In November 2007, the Second Amendment was entered into and warrants to acquire 32.0 million shares of our common stock at $0.50 per share were issued (see Note 3). These warrants expire on November 14, 2009 and have a total value, based on valuation under the Black-Scholes method of $1.4 million.

During the nine months ended June 30, 2008 we issued 3.3 million warrants valued at $0.5 million using the Black-Scholes method in connection with amounts borrowed against our credit facility.

During the preparation of our financial statements for the third quarter ended June 30, 2008, we discovered an error in our calculations of the determination of the relative fair value of our detachable warrants associated with our Global Credit Facilities, and an error in recording deferred financing costs for warrants that were not issued directly in relation to making advances on the Facility, and instead were issued in connection with securing the Facilities. In applying the Black-Scholes method to calculate their estimated fair value, we erroneously used warrant term assumptions that were less than the contractual life of the warrants, which understated the initial value of the warrants, in addition to failing to record deferred financing costs as a deferred charge. The effect of the correction of this error was to increase the recorded discount against the Global Credit Facility by $0.0 million, and record $1.8 million in deferred financing costs to account for the difference in the relative fair value of the warrants. The correction of this error resulted in our recording an additional $0.4 million in interest expense in the third quarter, with a corresponding understatement of recorded interest expense during our first and second quarters. The aggregate effect of all errors we have discovered in the preparation of our quarterly filings on Form 10-Q for fiscal 2008 are shown in detail in Note 14.

Note 9 — Stock Options

Stock Option Plan. On August 10, 2005, we adopted the 2005 Stock Option Plan (the “Plan”), as amended. Stock options under the Plan may be granted to key employees, non-employee directors and other key individuals who are committed to our interests. Options may be granted at an exercise price not less than the fair market value of our common stock at the date of grant. Most options have a five year life but may have a life up to 10 years as designated by the compensation committee of the Board of Directors (the “Compensation Committee”). Typically, options vest 20% on grant date and 20% each year on the anniversary of the grant date and each vesting schedule is also approved by the Compensation Committee. Most initial grants to Directors vest 50% on grant date and 50% on the one-year anniversary of the initial grant date. Subsequent grants (subsequent to the initial grant) to Directors typically vest 100% at the grant date. In special circumstances, the Board may elect to modify vesting schedules upon the termination of selected employees and contractors. We have reserved 40.0 million shares of common stock for the plan. At June 30, 2008 and September 30, 2007, 9.25 and 15.0 million shares, respectively, remained available for grant pursuant to the stock option plan. During the three and nine months ended June 30, 2008, we granted .3 and 8.3 million options under our 2005 stock option plan to directors, employees and consultants performing employee-like services for us. During the three and nine months ended June 30, 2007, we granted 1.2 and 2.2 million options, respectively, under our 2005 stock option plan to directors, employees and consultants.

A summary of the activity under the Plan for the nine months ended June 30, 2008 is presented below:

	Number of Shares	Weighted- Average Exercise Price
	(shares in thousands)

Options outstanding — September 30, 2007	24,965	$1.31
Granted	8,235	0.21
Forfeited	(2,465)	1.76
Options outstanding — June 30, 2008	30,735	0.99

Effective October 1, 2006, we adopted the provisions of SFAS 123(R). In accordance with SFAS 123(R) the fair value of each share-based award under all plans is estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table for the three and nine months ended June 30, 2008.

2008
Expected option term — years	3.75 - 4.0
Risk-free interest rate	1.62% - 4.20%
Expected dividend yield	0
Weighted-average volatility	71% - 79%

Deferred Stock-Based Compensation. We authorized and issued 10.1 million of non-qualified stock options not under the Plan, to employees and non-employee consultants on May 21, 2007. The options were granted at an exercise price of $0.50 per share and vest 60% at grant date and 20% per year at the one and two-year anniversaries of the grant date. These options expire on May 21, 2012.

A summary of the activity for the nine months ended June 30, 2008 for these options is presented below:

	Number of Shares	Weighted- Average Exercise Price
	(shares in thousands)

Options outstanding — September 30, 2007	9,895	$0.50
Granted	—	—
Forfeited	(2,300)	0.50
Options outstanding — June 30, 2008	7,595	0.50
Options exercisable — June 30, 2008	5,666	0.50

Compensation Expense

Non-cash stock-based compensation expense of $0.5 million and $2.1 million was recognized during the three and nine months ended June 30, 2008. Stock-based compensation expense of $3.4 million and $7.3 million was recognized during the three and nine months ended June 30, 2007. Stock-based compensation expense is included in general and administrative expenses in the consolidated statements of operations.

Note 10 — Related Party Transactions

MAB. During the three and nine months ended June 30, 2007, we incurred project development costs to MAB under the Development Agreement between us and MAB (see Note 3) in the amount of $0.0 million and $1.8 million, respectively. We did not incur project development costs to MAB during the three and nine months ended June 30, 2008. Project development costs to MAB are classified in our consolidated statements of operations as Project development costs — related party. During the three and nine months ended June 30, 2007, we recorded expenditures paid by MAB on our behalf in the amount of $0.4 million and $0.6 million, respectively. At June 30, 2008 and September 30, 2007, we owed MAB $0.0 million and $1.0 million, respectively, related to project development costs and other expenditures that MAB made on our behalf.

As of June 30, 2008, we had paid off the $13.5 million promissory note issued pursuant to the agreements with MAB (see Note 7). As of September 30, 2007, we owed MAB principal and accrued interest of $13.0 million under the terms of the promissory note.

At June 30, 2008, we had six separate promissory notes with the Bruner Family Trust (see Note 7) for an aggregate principal amount of $2.7 million. During the three and nine months ended June 30, 2008, we incurred total interest expense of $0.0 million and $0.1 million, respectively. In June 2008 we offset $0.2 million in receivables from entities controlled by our single largest beneficial shareholder against the balance of these loans pursuant to an agreement between the entities.

Wealth Preservation. On January 25, 2008, we borrowed $0.1 million under a promissory note with an entity controlled by a member of the board of directors. The note bears interest at 15% and was due on February 29, 2008. At March 31, 2008 we were in default of this note and the interest increased to 24%.  This principal balance and accrued interest of $4,000 was paid in full in April 2008.

Galaxy. Note receivable- related party on the consolidated balance sheet at September 30, 2007 represents $2.5 million related to a $2.0 million earnest money deposit made by us under the terms of the Galaxy PSA and additional operating costs of $0.5 million that we paid toward the operating costs of the assets we were to acquire plus accrued interest on amounts due to us which were all converted into the Galaxy Note on August 31, 2007. During the nine months ended June 30, 2008, the entire $2.5 million has been paid to us by offset against amounts that we owed to MAB. At September 30, 2007, Galaxy owed us $0.3 million and $17,000 related to additional expenses paid by us related to the Galaxy PSA and accrued interest on the Galaxy Note, respectively. During the nine months ended June 30, 2008, these amounts have also been paid by offset to amounts we owed to MAB under the MAB Note. Marc A. Bruner, our largest single beneficial shareholder, is a 14.0% beneficial shareholder of Galaxy and is the father of the President and Chief Executive Officer of Galaxy.

Note 11 — Commitments and Contingencies

Contingencies. We may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of our business. We are currently a party to the following legal actions:

•	One vendor has filed a lien applicable to our properties in Rio Blanco County, Colorado, for $0.2 million.
•
A lawsuit was filed in August 2007 by a law firm in Australia in the Supreme Court of Victoria for the balance of legal fees owed (0.2 million Australian dollars). As of June 30, 2008, we had made payments such that we have no liability left pursuant to the claims in this lawsuit and the lawsuit was pending dismissal.

•
A lawsuit was filed in December 2007 by a vendor in the Supreme Court of Queensland for the balance which the vendor claims is owed (3.8 million Australian dollars). We disputed the claim on the basis that the vendor breached the contract.  As of June 30, 2008, we were in the final stages of negotiating a written settlement agreement which provides that we will pay 3.5 million Australian dollars as part of the settlement.  This amount was accrued and reflected in Accounts payable and accrued expense as of June 30, 2008.

•
On June 30, 2008, we filed an action requesting the court to issue a declaratory judgment regarding the interpretation of certain provisions of a contract between us and DPC. The primary issue in this matter relates to our claim of force majeure relating to certain work commitments under the contract; specifically, that we were unable to meet the drilling commitments required by the contract (described in Note 4) due to the current shortage of casing available to domestic drilling operations such as ours. On July 29, 2008, DPC filed a response to our complaint and the case is proceeding in the normal course of litigation. We are vigorously defending our position in this action.

During the third fiscal quarter of 2008 we resolved numerous legal matters in conjunction with the Laramie transaction, as more fully described in Note 12.  Pursuant to that transaction, we agreed to settle and release, and did settle and release, all liens and legal matters related to the property that was sold in the Piceance Basin using proceeds from the transaction.  As a result, we resolved all of the liens on the applicable property that had been filed by multiple vendors, as reported in previous filings, as well as all lawsuits related to those liens, and a lawsuit filed by the lessor of certain of these properties for breach of our lease contract.  As of June 30, 2008, approximately $0.8 million related to this transaction was being held in escrow pending the resolution of a dispute between us and the lessor of certain of the properties that were included in the transaction, wherein said lessor claims that the lease will be terminated due to the transaction.  On August 1, 2008, we transferred the money in escrow back to the purchaser and retained the 435 acres of land relating to the escrowed amount.

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

Note 12 — Laramie Transaction

On May 30, 2008, we closed the sale of substantially all of our working interest in our Southern Piceance properties in Colorado to Laramie Energy II, LLC (“Laramie”), an unrelated third party, for total net consideration of $17.9 million. We recognized a loss related to the transaction of $15.2 million. Prior to this sale, we had engaged in a lengthy sales process and turned down numerous offers from other parties for the property.  We felt that Laramie’s offer was within the range of valuation we considered to be reasonable for this property.  In evaluating the impact on our full cost pool, we applied the guidance of Regulation S-X Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conversion Act of 1975 (“Rule 4-10”). Pursuant to Rule 4-10, the sale of these properties resulted in a significant alteration in the reserves on our properties and therefore, we had to evaluate the properties for a loss on the transaction. Accordingly, the net book value of our properties was allocated on the same ratio of reserves between the sold properties and those that we retained, resulting in a loss on the conveyance of these properties of $15.2 million during the three and nine month periods ended June 30, 2008.  Upon closing, we conveyed 625 net acres of land, 16 wells which had been drilled but not completed or connected to a pipeline to Laramie.  In addition, $0.8 million was held in escrow pending the resolution of a dispute between us and the lessor of certain of the properties that were included in the transaction, wherein said lessor claims that the lease would be terminated upon transfer to Laramie.  On August 1, 2008, we transferred the $0.8 million in escrow back to Laramie and retained the 435 acres of land relating to the escrow amount, which had no effect on the total net consideration noted above.

Pursuant to the Laramie agreement, we also entered into numerous settlement and release agreements with many of our trade creditors which had placed liens on our Southern Piceance properties or which had commenced litigation related to the properties.  Accordingly, in June 2008, we paid cash for a portion and issued shares of our stock for a portion of the amounts owed to each of these creditors and filed a registration statement with the Securities and Exchange Commission on June 30, 2008 in order to begin the process of registering these shares for resale on the public market.  In total, these settlement and release agreements with our creditors resulted in the payment of $15.0 million in cash from the proceeds from the Laramie transaction and the issuance of 18,917,109 shares of our common stock.

A total of $0.5 million of our net proceeds will be held in escrow for 91 days (until August 31, 2008) to secure our performance under the agreement, which we expect to fully recover.

Note 13 — CCES Transactions

On April 11, 2008, we closed the sale of certain natural gas gathering assets for $0.7 million in cash consideration, and simultaneously entered into a Gas Gathering Agreement with CCES Piceance Partners I, LLC (“CCES”) relating to the initial phase of our gas gathering system project.  These agreements formalize and expand upon a Letter of Understanding (“LOU”) between the parties which contemplates a dedicated relationship with CCES in the development of a gas gathering system and the provision of Gas Gathering Services within our Buckskin Mesa Project area (the “CCES Agreements”).

In addition to customary terms and conditions, the CCES Agreements include a guarantee (the “Guarantee”) from us to CCES regarding their increasing financial commitments as they are incurred in relation to the development of the gas gathering system, including our contingent repurchase of the gas gathering assets we sold to CCES.  The triggering event for the Guarantee is contingent upon our mutual failure to execute a formal agreement for long-term gas gathering services in the future (the “Second Phase Midstream Services Agreement”).  The resolution of this contingency is dependent upon, among other things, gas production levels from the initial phase gas gathering system for our Buckskin Mesa Project over the next 12 to 18 months, and other factors as determined by both parties.  Should we fail to execute a mutually agreeable long-term contract, CCES has the right to invoice us for their incurred costs and demand repayment within 20 days of our receipt of the Demand Invoice.  To secure our Guarantee, we have executed a Promissory Note for an amount up to $11.5 million, secured by second deeds of trust on our Colorado properties.  The amount of the Guarantee is variable, based upon the underlying incurred costs by CCES as defined in the CCES Agreements, and aggregated $4.1 million as of June 30, 2008.

We have accounted for our Guarantee under the requirements of FASB Interpretation (“FIN”) 45.  As of June 30, 2008, we have recorded a current liability and intangible asset in our financial statements, to reflect our Contingent Purchase Obligation relating to the Guarantee.  In the event the triggering event does not occur and our obligation lapses, these obligations will be offset against each other.  In the event the Guarantee is triggered, we expect to acquire and obtain title to the gas gathering assets, which will then be included in our full cost pool as property.  Our Contingent Purchase Obligation will be adjusted during future periods to its fair value, so long as the contingent Guarantee remains unresolved.

In May 2008, we entered into an Option Agreement which gives us the right to purchase up to 25% of the member shares of CCES, a subsidiary of Clear Creek Energy Services, LLC (Clear Creek Energy) that holds all the gas gathering resources in

Buckskin Mesa.  In exchange for this purchase option, we issued 400,000 shares of our common stock to Clear Creek Energy.  These shares are restricted by Rule 144.  These shares were valued at $0.1 million.

Note 14 – Correction of Errors

During the preparation of our financial statements and disclosures in relation to our second quarter Form 10-Q, we discovered various errors in our financial statements and the effect of the correction of those errors were reflected in our second quarter financial results, as described more fully in Note 12 of our March 31, 2008 Form 10-Q.  Similarly, during the preparation of our financial statements and disclosures in relation to the filing of this quarterly report, we discovered additional errors in our financial statements, with the correction of these errors being reflected in our quarterly results for our third quarter ended June 30, 2008.

The discovery of these errors has resulted from our ongoing efforts to strengthen our internal controls and to reconcile our accounts, and is reflective of our significant progress to this end.  Additionally, certain errors have arisen as the result of the incorrect interpretation and application of technical accounting guidance to our business circumstances.  We have concluded that although the individual and aggregate effects of these errors do not have a significant effect on our June 30, 2008 unaudited balance sheet, or on the results of our operations for the nine months ended June 30, 2008, a significant error in our accounting for detachable warrants in relation to our convertible debt issued in our fiscal first quarter ended December 31, 2007 has resulted in an error in our previously reported financial statements.  We corrected the effect of this error in our fiscal third quarter ended June 30, 2008, along with other errors resulting from the misapplication of accounting principles and certain other errors in recording transactions in their proper periods.

We have concluded that the aggregate effect of these errors are not material to our June 30, 2008 balance sheet and statements of operations for the nine months ended June 30, 2008.

	First Quarter Ended December 31, 2007
	As Reported		Adjustment	As Adjusted
	(in thousands)
Current Assets		$7,500	$(2,597)	$4,903
Total Assets		177,367	5,443	182,810
Current Liabilities		30,514	3,846	(34,360)
Total Liabilities		67,052	(418)	(67,470)
Total Stockholders’ Equity		110,315	(5,025)	(115,340)
Revenues		287	—	287
Loss From Operations		(1,966)	(807)	(2,773)
Net Loss	$	(9,416)	$2,792	$(6,624)

Basic and Diluted Net Loss PerCommon Share		$(0.03)	$0.01	$(0.02)

	Second Quarter Ended March 31,2008
	As Reported	Adjustment	As Adjusted
	(in thousands)
Current Assets	$2,020	$—	$2,020
Total Assets	181,537	1,369	182,906
Current Liabilities	41,793	(88)	(41,881)
Total Liabilities	76,394	2,516	(73,878)
Total Stockholders’ Equity	105,143	(3,885)	(109,028)
Revenues	705	—	705
Loss From Operations	(3,413)	807	(2,606)
Net Loss	$(6,337)	$(377)	$(6,714)

Basic and Diluted Net Loss PerCommon Share	$(0.02)	$(0.00)	$(0.02)

	Third Quarter Ended June 30, 2008
	As Reported	Adjustment	As Adjusted
	(in thousands)
Current Assets	$2,459	$—	$2,459
Total Assets	155,518	—	155,518
Current Liabilities	24,972	—	24,972
Total Liabilities	63,042	—	63,042
Total Stockholders’ Equity	92,476	—	95,417
Revenues	580	—	580
Loss From Operations	(2,472)	—	(2,472)
Net Loss	$(19,487)	$2,415	$(21,902)

Basic and Diluted Net Loss PerCommon Share	$(0.06)	$(0.01)	$(0.07)

In summary, the characterization of these errors primarily falls into the following categories: (a) classification errors in relation to our balance sheet captions; (b) errors relating to the timing of recording various expenses in their proper quarterly period; (c) errors in relation to the timing of the recognition of certain liabilities; (d) an error in relation to properly recording the proceeds received from the sale of our Heavy Oil Projects; (e) an error in relation to the immediate expensing of the relative fair value of detachable warrants associated with our Convertible Debentures, and (f) an error in relation to our valuation of our warrants issued in conjunction with our Global Credit Facility.

In an effort to achieve full transparency to the readers of our financial statements as we complete our reviews of our accounts and remediate internal control weaknesses, the above tables present the aggregate effect of these errors in each of our three fiscal quarters of 2008, which are collectively insignificant, but some of which are individually significant.  Readers of our financial statements for our first and second quarter Form 10-Q filings should only review those filings in conjunction with the information presented above.

Note 15 — Subsequent Events

Note Conversion. On July 10, 2008, we received notice from one of our lenders of its intent to convert the five loans we had with this lender into common stock.  Accordingly, the $0.4 million of principal and the $0.1 million of accrued interest as of July 10, 2008 was converted to 2,677,519 shares of our common stock at the closing price of our common stock on July 9, 2008 of $0.20 per share.

Waiver Agreement.  On July 1, 2008, we were still in default of various provisions as set forth in the November 2007 Debenture agreement.  In April, May and August 2008, the investors granted waivers for certain provisions for which we were in default.  Although the waiver granted to us does not cure all of the defaults as of July 1, 2008, we do not believe that the investors will enforce the terms of the Debentures, as the enforcement of the terms is of no economic benefit to either the investors or to us.  Accordingly, no adjustments or reclassifications have been recorded by us in our condensed consolidated financial statements as of June 30, 2008.

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

Executive Summary

We are a development stage global oil and gas exploration and production company committed to acquiring and developing primarily unconventional natural gas and oil prospects that we believe have a very high probability of economic success. Since our inception in 2005, our principal business activities have been raising capital through the sale of common stock and convertible notes and acquiring oil and gas properties in the western United States and Australia.  Currently, we own property in Colorado, where we have drilled five wells on our Buckskin Mesa property, Australia, where we have drilled one well on our property in the Northern Territory, and in Montana, where we hold a land position in the Bear Creek area. The wells on these properties have not yet commenced oil production. We also have working interests in eight additional wells in Colorado which are operated by EnCana Oil & Gas USA (“EnCana”).  In November 2007, we sold 66,000 net acres of land and two wells in Montana and 177,445 net acres of land in Utah (See Note 4 in Item 1) and on May 30, 2008, we sold 625 net acres of land, 16 wells and interests in an additional 8 wells in the Southern Piceance Basin in Colorado to a third party (see Note 12 of the Notes to the Consolidated Financial Statements in Item 1).

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

Results of Operations

The following summarizes our results of operations for the three and nine month periods ended June 30, 2008 and 2007:

	Three months ended June 30, 2008	Three months ended June 30, 2007 (restated)	Nine months ended June 30, 2008	Nine months ended June 30, 2007 (restated)
	($ in thousands)
Revenues	$580	$847	$1,571	$2,285
Costs and Expenses
Lease operating expenses	164	211	404	597
General and administrative	2,554	5,395	8,245	13,396
Property development — related party	—	—	—	1,815
Impairment of oil and gas properties	—	600	—	9,551
Consulting fees – related party	—	75	—	150
Depreciation, depletion, amortization and accretion	334	805	774	2,018
Total Operating Expenses	3,052	7,086	9,423	27,527

Operating (loss) income	(2,472)	(6,239)	(7,852)	(25,242)
Other Income (Expense)
Loss on conveyance of property	(15,220)	—	(15,220)	—
Gain on foreign exchange	—	—	11	—
Interest income	6	6	33	20
Interest expense	(1,801)	(846)	(9,226)	(2,677)
Trading Security Losses	—	—	(2,987)	—
Total other income (expense)	(17,015)	(840)	(27,389)	(2,657)
Net Loss	$(19,487)	$(7,079)	$(35,241)	$(27,899)
Net loss per common share — basic and diluted	$(0.06)	$(0.03)	$(0.11)	$(0.12)
Weighted average number of common shares outstanding — basic and diluted	324,147	256,906	317,811	221,802

Revenues.  During the quarter ended June 30, 2008, total revenues declined 31.6% from the corresponding quarter in the previous year. This decline was due to a decrease in oil and gas revenues of $0.3 million as a result of natural production declines in the wells we own an interest in that are operated by EnCana.  This decline was offset by a small amount of other revenues representing certain services we have provided to Pearl Exploration and Production Ltd. during the quarter.

For the nine months ended June 30, 2008, revenues declined 31.2% to $1.6 million, led by a decline of $0.9 million in oil and gas revenues as a result of the same factors discussed above as well as having ownership interests in fewer producing wells during the first half of 2008 versus the first half of 2007.

Lease Operating Expenses. Lease operating expenses declined 22.3% during the three months ended June 30, 2008 compared to the same period in 2007. During the nine months ended June 30, 2008, lease operating expenses declined 32.4%, or $0.2 million, compared to the same period in 2007.  This decline is due to a decrease in activity year over year with respect to drilling and completions, where in the 2007 periods, we were actively working on drilling and completions on certain of our properties and in the 2008 periods, we were not.

General and Administrative. During the three months ended June 30, 2008, general and administrative expenses were $2.6 million, or 52.7% lower than the same three months in 2007.  The following table highlights the changes:

	Three months ended June 30,
	2008	2007	Change
	($ in thousands)
Personnel and contract services	$1,033	$1,173	$(140)
Legal costs	265	—	265
Stock-based compensation	537	3,688	(3,151)
Travel	92	267	(175)
Other	627	267	360
Total	$2,554	$5,395	$(2,841)

During the nine months ended June 30, 2008, general and administrative expenses were $5.1 million, or 38.5% lower than the same nine months in 2007.  The following table highlights the changes:

	Nine months ended June 30,
	2008	2007	Change
	($ in thousands)
Personnel and contract services	$3,396	$2,928	$468
Legal costs	814	560	254
Stock-based compensation	2,139	7,305	(5,166)
Travel	166	1,046	(880)
Other	1,730	1,557	173
Total	$8,245	$13,396	$(5,151)

For both the three and nine month periods ended June 30, 2008, the declines in general and administrative expenses over the comparable 2007 periods were led by declines in stock-based compensation expense.  During the 2008 periods we issued significantly fewer stock options to employees and consultants.

Property Development Costs — Related Party. Property development costs of $1.8 million incurred during the nine months ended June 30, 2007 relate to development costs we paid to MAB under the Development Agreement (described more fully in Note 3 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q).  We no longer pay project development costs to MAB as a result of the restructuring of our agreements with MAB effective January 1, 2007.

Impairment of Oil and Gas Properties. Costs capitalized for properties accounted for under the full cost method of accounting are subjected to a ceiling test limitation to the amount of costs included in the cost pool by geographic cost center, as described in Note 1 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.  Should capitalized costs exceed this ceiling, an impairment is recognized. During the three and nine months ended June 30, 2007, we recognized impairments of $0.6 million and $9.6 million, respectively, representing the excess of capitalized costs over the ceiling, as calculated in accordance with these full cost rules. We did not recognize an impairment during the three and nine months ended June 30, 2008.

Depreciation, Depletion, Amortization and Accretion. During the quarter and nine months ended June 30, 2008, depreciation, depletion, amortization and accretion declined $0.5 million and $1.2 million, respectively.  These decreases were due to adjustments in the previous year to proved reserves.  During the fourth fiscal quarter of 2007, our proved reserves were estimated by an independent reservoir engineer.  We estimated that, had those reserves been obtained during previous quarters, depreciation, depletion and amortization would have increased by $0.5 million and $1.5 million during the quarter and nine months ended June

30, 2008.  The effect of this adjustment did not impact our net loss for the year as such adjustments were ultimately reflected in impairment of oil and gas properties in the consolidated statement of operations for the full fiscal year in 2007.

Loss on conveyance of property. On May 30, 2008, we closed the sale of substantially all of our working interest in our Southern Piceance properties in Colorado to Laramie Energy II, LLC (“Laramie”), an unrelated third party, for total net consideration of $17.9 million. Prior to this sale, we had engaged in a lengthy sales process and turned down numerous offers from other parties for the property. We felt that Laramie’s offer was within the range of valuation we considered to be reasonable for this property.  In evaluating the impact on our full cost pool, we applied the guidance of Regulation S-X Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conversion Act of 1975 (“Rule 4-10”). Pursuant to Rule 4-10, the sale of these properties resulted in a significant alteration in the reserves on our properties and therefore, we had to evaluate the properties for a loss on the transaction. Accordingly, the net book value of our properties was allocated on the same ratio of reserves between the sold properties and those that we retained, resulting in a loss on the conveyance of these properties of $15.2 million during the three and nine month periods ended June 30, 2008.

Interest Expense. Interest expense increased $1.0 million and $6.5 million during the three and nine month periods ended June 30, 2008, respectively, compared with the comparable periods in the prior year. This increase is attributable to three primary factors:

(i)	Higher interest expense related to the issuance of 8.5% convertible debentures in November, 2007.
(ii)
Additional interest expense related to second credit and security agreement with Global Finance. In May, 2007 we entered into a second credit and security agreement with Global Finance (as described in Note 7).  Associated with this second facility, we have recorded deferred financing costs.  These deferred financing costs are being amortized over the life of the facility and the expense has been included as a component of interest expense.  Stock purchase warrants were also issued in connection with this second credit and security agreement. The value associated with these warrants has been recorded as a discount to the debt and is being amortized over the life of the associated debt instrument. The related amortization has been recorded as a component of interest expense. Additional borrowings under this second credit and security agreement as of June 30, 2007 that we drawn approximately $25,000,000 under the facility as of June 30, 2008 we had drawn approximately $38,000,000.

(iii)
Higher interest rates on certain loans, primarily those with vendors, due to our default on certain of our borrowing arrangements.  Most of the arrangements where we were paying higher interest rates due to our default were paid in full in conjunction with the Laramie transaction as described in Note 12 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Trading Security Losses.  In connection with the sale of certain of our properties to Pearl Exploration and Production Ltd (“Pearl”), we received a portion of the total purchase price in Pearl common stock.  The value of these shares declined significantly from the date of the transaction until we sold the shares in March 2008.  As a result, we recognized losses associated with these securities of $3.0 million during the nine month period ended June 30, 2008.  We did not have trading securities during the comparable period of the previous year.

Net Loss.  Net loss for the quarter ended June 30, 2008 was $19.5 million compared to a loss of $7.1 million during the same period in the previous fiscal year.  This $12.4 million change was primarily the result of losses incurred due to the sale of certain properties to Laramie and increased interest expense, partially offset by a decline in general and administrative expenses.

Net loss for the nine months ended June 30, 2008 was $35.2 million compared to a loss of $27.9 million during the comparable period in the last fiscal year.  This $7.3 million change was driven by losses incurred due to the sale of certain properties to Laramie, increased interest expense and the presence of $3.0 million in trading security losses, all of which had the effect of increasing Net loss.  Partially offsetting these changes were declines in property development costs and general and administrative expenses, both of which had the effect of decreasing Net loss.

Net loss per common share.  Net loss per common share was ($0.06) per share in the quarter ended June 30, 2008 compared to ($0.03) per share in the same quarter last year.  This was driven by a higher Net loss and a higher share base primarily due to the issuance of common stock associated with certain of our debt agreements, amendments of certain agreements with MAB and the issuance of Series A 8.5% Convertible Debentures.

For the nine months ended June 30, 2008, net loss per common share was ($0.11) per share compared to a net loss of (0.12) per share in the same period of the previous year.  This change was driven by a larger Net loss and a higher share base, as described above.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2007, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of $107.9 million for the period from inception (June 20, 2005) to June 30, 2008.  Likewise, as of June 30,

2008, we had a working capital deficit of approximately $22.5 million, are in default on certain obligations, are not in compliance with the covenants of several loan agreements, and require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations.  We also have significant capital expenditure commitments. Our ability to establish ourselves as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operation

Colorado. We expect that the development of our Colorado properties will include the following activities: (i) the tie-in of two wells drilled, cased and completed to date, and the completion and tie-in of three wells drilled and cased to date in the Buckskin Mesa Prospect (four wells drilled and cased during fiscal year 2007; one well drilled and cased during the first quarter ended December 31, 2007; and two of the five drilled wells completed during the second quarter); (ii) the drilling of a minimum of 13 commitment wells in our greater than 20,000 net acre Buckskin Mesa Prospect leasehold block surrounding the discovery wells for the Powell Park Field near Meeker, Colorado in the northern Piceance Basin; and (iii) the recompletion and tie-in of the six shut-in gas wells in the Powell Park Field acquired by us from a third party operator.

We anticipate that the development of the Colorado assets will require $41.0 million to $60.0 million in connection with the Buckskin Mesa Project, to include expenditures for seismic data acquisition, lease and asset acquisition, drilling, completion, lease operation, and installation of production facilities.

We are currently attempting to rationalize the Colorado asset base to raise capital and reduce our working interest and the associated development costs attributable to such retained interest.

Australia. We plan to explore and develop portions of our 7.0 million net acre position in the Beetaloo Basin project area located in the Northern Territory, Australia. Because we have obtained extensions on our drilling requirements related to these properties, we do not currently have drilling commitments in Australia in 2008. During calendar year 2009, we plan to drill eight wells in the exploration permit blocks. We anticipate that costs related to seismic acquisition, development of operational infrastructure, and the drilling and completion of wells over the next sixteen months will approximate $45 million. As a means of reducing this exposure, selected portions of the project portfolio will be made available for farm-out to industry for cash and payment of expenses related to drilling and completion of one or more wells in each prospect.

Liquidity and Capital Resources

We have grown rapidly since our inception. At September 30, 2005 we had been operating for only a few months, had no employees, and had acquired an interest in two properties, West Rozel and Buckskin Mesa, aggregating approximately 12,400 net mineral acres. From 2006 to 2008, we added employees and acquired interests in additional properties. At June 2007, we had 16 full-time employees and at June 2008 we grew to 15 full-time employees and 13 consultants. At June 30, 2008, we have an aggregate of approximately 21,000 net acres in Colorado, 14,000 net acres in Montana, and 7.0 million net acres in Australia.

Our initial plan for 2007 was to raise capital to fund the exploration and development of our acquired properties and we were successful at raising $35.5 million through borrowings, common stock issuances and subscriptions. We drilled (or participated in the drilling of) 39 gross wells, and completed (or participated in the completion of) 21 gross wells. During the third and fourth quarters of 2007, we revised our plan to (i) sell non-core assets to allow us to focus our exploration and development efforts in two primary areas: the Piceance Basin in Colorado and Australia; and (ii) to improve the economics of our projects by restructuring the Development Agreement with MAB. Accordingly, during the nine months ended June 30, 2008 we sold our heavy oil assets and restructured the Development Agreement with MAB through amendments. On June 30, 2008, the Development Agreement, as amended, had been terminated in its entirety.

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

As of June 30, 2008, we had a working capital deficit of $22.5 million and unrestricted cash of $0.7 million. As of September 30, 2007, we had a working capital deficit of $37.9 million and cash of $0.1 million. The changes in working capital are primarily attributable to the factors described above. We expect that our future working capital will be affected by these same factors.

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

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the nine months ended June 30, 2008 and 2007 were as follows:

	Nine months ended June 30,
	2008	2007
	($ in thousands)
Net cash used in operating activities	$(16,973)	$(13,447)
Net cash provided by (used in) investing activities	$9,430	$(31,515)
Net cash provided by financing activities	$8,067	$34,348

Net Cash Used in Operating Activities. The increase in net cash used in operating activities of $3.5 million is primarily attributable to increases in our Net loss in the nine months ended June 30, 2008 and declines in our accounts payable balance due primarily to the payoff of numerous vendors using proceeds from the Laramie Transaction (see Item 1, Note 12) offset by the non cash loss on conveyance of property.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities for the nine months ended June 30, 2008 was primarily from cash received for the sale of oil and gas properties of $28.1 million and the sale of trading securities of $2.5 million offset by cash used for additions to oil and gas properties of $21.2 million, much of which related to vendor settlements in conjunction with the Laramie transaction.  Net cash used in investing activities for the nine months ended June 30, 2007 was primarily used for joint interest billings in the amount of $16.3 million, additions to oil and gas properties in the amount of $13.2 million and deposits on oil and gas property acquisitions of $2.2 million.

Net Cash Provided by Financing Activities. Net cash provided by financing activities of $8.1 million for the nine months ended June 30, 2008 declined from the $34.3 million in the same period of the previous year, due primarily to a decline of $23.5 million in proceeds from the issuance of notes payable and increased payments on short-term debt resulting from the Laramie Transaction (see Item 1, Note 12).  Included in payments on short-term notes for the nine months ended June 30, 2008 is $5.5 million in amounts we paid on a vendor note pursuant to the Laramie transaction.

Capital Requirements. We currently anticipate our capital budget for the year ending September 30, 2008 to be approximately $30 million. Uses of cash for 2008 will be primarily for our drilling program in the Piceance Basin; specifically, in our Buckskin Mesa project. The following table summarizes our drilling commitments for fiscal year 2008 ($ in thousands):

Activity	Prospect	Aggregate Total Cost	Our Working Interest	Our Share (a)
Drill and complete eight wells	Buckskin Mesa	$24,000	100%	$24,000	(b)
Total		$24,000		$24,000

(a)           We intend to sell portions of our working interest to third parties and farm-out additional portions for cash and the agreement of the assignee to pay a portion of our development costs.

(b) We have drilling commitments on our Buckskin Mesa properties as follows:

(i) three wells during the first calendar quarter of 2008 (our fiscal second quarter), which were satisfied through the payment of $1.5 million to DPC in lieu of drilling.  These costs are not included in the table above.

(ii) four wells during the second calendar quarter (our fiscal third quarter), which are currently in dispute as we have claimed force majeure due to the current shortage of casing available to domestic drilling operations such as ours.  These commitments are still valid, however, on a delayed schedule, and therefore the costs are included in the table above.

(iii) four wells during the third calendar quarter (our fiscal fourth quarter).  These costs are included in the table above.

       We also have drilling commitments for the fourth calendar quarter of 2008; however, because these relate to the 2009 fiscal year, these costs have not been included in the table above.

We received extensions on our drilling commitments in Australia and therefore we no longer have any drilling commitments in 2008 with respect to these properties.

 Financing. During the nine months ended June 30, 2008 and the fiscal year 2007, we entered into different short and long-term financing arrangements as follows:

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

A waiver and amendment agreement relating to the above Registration Rights Agreement was signed by all investors in April and May 2008. The agreement is an extension of filing date and effectiveness date to June 30, 2008 and December 31, 2008, respectively. Each purchaser waived (i) our obligation to file a registration statement covering the Registrable Securities by March 4, 2008: (ii) our obligation to have such registration statement declared effective by July 2, 2008, and (iii) any penalties associated with the failure to satisfy such obligations as described above. In addition, each purchaser waived as events of default, our failure to pay the January 1, 2008 and April 1, 2008 interest payments. As consideration for this waiver, we agreed to pay the interest installments due January 1, 2008 and April 1, 2008 by September 30, 2008, together with late fees of 18% per annum.  In addition warrants to purchase our common stock will be issued in an amount equal to 4% of the shares each purchaser received with the original agreement. The terms of these warrants mirror the terms given in the original agreement.

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

(4) We entered into a note with MAB in the amount of $13.5 million as a result of the Consulting Agreement with MAB; however, no cash was actually received. During the nine months ended June 30, 2008, the note was reduced by further amendments to the Consulting Agreement (the First, Second and Third Amendments) and as a result, we paid $0.3 million in cash towards repayment of this note. At June 30, 2008, the balance of this note had been repaid in full. The note is unsecured and bears interest at the London InterBank Offered Rate, (“LIBOR”).

(5) We entered into six separate loans with the Bruner Family Trust, UTD March 28, 2005 for a total principal amount of $3.0 million. The two long-term notes, aggregating $0.1 million in principal at June 30, 2008, bear interest at 8% and are due in full at the time when the January and May Credit Facilities have been paid in full (described below). A portion of one of these notes was assigned to a director of the company who then invested in our convertible debenture offering in November 2007. The short-term notes, which aggregate $2.7 million in principal at June 30, 2008, bear interest at LIBOR + 3% and are due 12 months from each respective notes’ issue date.

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

(7) We entered into a $60.0 million credit facility with Global in May 2007 (the “May 2007 Credit Facility”). The May 2007 Credit Facility is secured by the same certain oil and gas properties and other assets as the January 2007 Credit Facility. The May 2007 Credit Facility bears interest at prime plus 6.75% and is due to be paid in full in November, 2009. We pay an advance fee of 2% on all amounts borrowed under the facility. We may prepay the balance without penalty. As of June 30, 2008, we would have been in default on interest payments and out of compliance with the covenants. However, prior to any such default or non-compliance event or condition occurring, Global waived all defaults that might occur in the future until October 2008. At June 30, 2008 we had $20.2 million remaining available to us from the credit facility. The funds borrowed were used to fund our working capital needs.

Prior to merger with GSL in May 2006, Digital entered into five separate loan agreements, aggregating $0.4 million, due one year from issuance, commencing October 11, 2006. The loans bear interest at 12% per annum, are unsecured, and are convertible, at the option of the lender at any time during the term of the loan or upon maturity, at a price per share equal to the closing price of our common stock on the OTC Bulletin Board on the day preceding notice from the lender of its intent to convert the loan. On July 10, 2008, we received notice from this lender of its intent to convert the five loans we had with this lender into common stock.  Accordingly, the $0.4 million of principal and the $0.1 million of accrued interest as of July 10, 2008 was converted to 2,677,519 shares of our common stock at the closing price of our common stock on July 9, 2008 of $0.20 per share.

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

Development Stage Company. We had not commenced principal operations or earned significant revenue as of June 30, 2008, and we are considered a development stage entity for financial reporting purposes. During the period from inception to June 30, 2008, we incurred a cumulative net loss of $107.9 million. We have raised approximately $106.4 million through borrowing and the sale of convertible notes and common stock from inception through June 30, 2008. In order to fund our planned exploration and development of oil and gas properties, we will require significant additional funding.

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

Our critical accounting estimates are consistent with those disclosed in our Prospectus on Form S-1 filed June 30, 2008 as well as our Annual Report on Form 10-K for the year ended September 30, 2007. Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended September 30, 2007, for a complete description of our Critical Accounting Estimates.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the quarter ended June 30, 2008, we performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 [the “Exchange Act”]). Based on that evaluation, our management, including our Chief Executive Officer and our Interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure as evidenced by the material weaknesses described below.

As reported in Item 9A of our 2007 Form 10-K filed on January 15, 2008, management reported the existence of a continuing material weakness related to our control environment which did not sufficiently promote effective internal control over financial reporting through our management structure to prevent a material misstatement from occurring. Specifically, management did not have an adequate process for monitoring accounting and financial reporting and had not conducted a comprehensive review of account balances and transactions that had occurred throughout the year. Our disclosure controls and accounting processes lack adequate staff and procedures in order to be effective. We have not had adequate staffing to provide for an effective segregation of duties, or to adequately identify and resolve accounting issues and provide information to our auditors on a timely basis.  We have subsequently determined that we also have material weaknesses in the application of various technical accounting guidance to our business circumstances. These material weaknesses continued to exist as of June 30, 2008, however, we continue to take steps to retain additional senior financial personnel to assist us in completing our remediation of these material weaknesses on an accelerated basis and we have made significant progress in reviewing our account balances and transactions.

We are fully committed to remediating the material weaknesses described above and believe that the steps we are taking, including the active involvement of our Audit Committee in the remediation planning and implementation, will properly address these issues.  However, while we are taking immediate steps and dedicating substantial resources to correct these material weaknesses, any new controls we implement must operate for a period of time and be tested before a determination can be made as to their effectiveness.  As we continue to proceed through our remediation process, we may discover additional past, ongoing or future material weaknesses or significant deficiencies in our financial reporting processes, or additional errors in our financial statements, some of which could be material. Our evaluation and remediation issues are ongoing and are not yet complete. We will endeavor to complete our internal reviews prior to filing our 2008 Form 10-K.

Our failure to remediate any material weaknesses or significant deficiencies, or a difficulty encountered in their implementation, could result in, among other things: an inability to provide timely and reliable financial information, an inability to meet our reporting obligations with governing bodies such as the Securities and Exchange Commission, loss of investor confidence in our reported financial information leading to a lower trading price for our common shares, additional costs to remediate and implement effective internal controls, or restatements of previously issued financial statements, any of which could have a material adverse effect on our business, results of operations or financial condition.

Pending the successful implementation and testing of new controls, we are performing mitigating procedures which we believe are sufficient until such new controls have been implemented.

Changes in Internal Controls Over Financial Reporting

There have been changes in our internal controls over financial reporting that occurred during the first nine months of the 2008 fiscal year that have materially affected or are reasonably likely to materially affect our internal controls over accounting and financial reporting in the future.  For example, we have conducted extensive reviews of our accounts and reconciled our vendor obligations. Given our remediation efforts discussed above, we expect further significant changes to our internal controls will occur during the last quarter of the 2008 fiscal year as we continue to strengthen our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of June 30, 2008, we were a party to the following legal proceedings, which are described more fully in Part I - Item 1 - Note 11 Commitments and Contingencies in this Form 10-Q:

1.  One vendor has filed a lien applicable to our properties in Rio Blanco County, Colorado for $0.2 million.

2. A lawsuit was filed in August 2007 by a law firm in Australia in the Supreme Court of Victoria for the balance of legal fees owed (0.2 million Australian dollars).  As of June 30, 2008, we had made payments such that we have no liability left pursuant to the claims in this lawsuit and the lawsuit was pending dismissal.

3. A lawsuit was filed in December 2007 by a vendor in the Supreme Court of Queensland for the balance which the vendor claims is owed (3.8 million Australian dollars). We disputed the claim on the basis that the vendor breached the contract.  As of June 30, 2008, we were in the final stages of negotiating a written settlement agreement which provides that we will pay 3.5 million Australian dollars as part of the settlement.

4.  On June 30, 2008, we filed an action requesting the court to issue a declaratory judgment regarding the interpretation of certain provisions of a contract between us and DPC.  The primary issue in this matter relates to our claim of force majeure relating to certain work commitments under the contract.  On July 29, 2008 DPC filed a response to our complaint and the case is proceeding in the normal course of litigation.

During the third fiscal quarter of 2008 we resolved numerous legal matters in conjunction with the Laramie transaction, as more fully described in Part I – Item 1 – Note 12.  Pursuant to that transaction, we agreed to settle and release, and did settle and release, all liens and legal matters related to the property that was sold in the Piceance Basin using proceeds from the transaction.  As a result, we resolved all of the liens on the property that had been filed by multiple vendors, as reported in previous filings, as well as all lawsuits related to those liens, and a lawsuit filed by the lessor of certain of these properties for breach of our lease contract.  As of June 30, 2008, approximately $0.8 million related to this transaction was being held in escrow pending the resolution of a dispute between us and the lessor of certain of the properties that were included in the transaction, wherein said lessor claims that the lease will be terminated upon transfer to the purchaser.  On August 1, 2008, we transferred the money in escrow back to the purchaser and retained the 435 acres of land relating to the escrowed amount.

We may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of our business.

ITEM 1A.   RISK FACTORS

During the quarter, there were no material changes from the risk factors disclosed in our prospectus on Form S-1 filed June 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting was held on April 7, 2008.  Stockholders were invited to vote, by proxy or in person, in the election of five directors to our Board of Directors.  The results of the vote were as follows:

	FOR	WITHHOLD
CHARLES B. CROWELL	190,900,168	1,210,200
CARMEN J. LOTITO	190,901,528	1,208,840
MARTIN B. ORING	190,901,528	1,208,840
MATTHEW R. SILVERMAN	190,900,868	1,209,500
DR. ANTHONY K. YEATS	190,892,728	1,217,640

ITEM 6. EXHIBITS

10.1
Purchase and Sale Agreement between PetroHunter Energy Corporation and PetroHunter Operating Company as Seller and Laramie Energy II, LLC as Buyer Dated Effective April 1, 2008 (incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on June 5, 2008)

10.2
Amendment to Purchase and Sale Agreement between PetroHunter Energy Corporation and PetroHunter Operating Company as Seller and Laramie Energy II, LLC as Buyer Dated May 23, 2008 (incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on June 5, 2008)

31.1	Rule 13a-14(a) Certification of Charles B. Crowell

31.2	Rule 13a-14(a) Certification of Charles Josenhans

32.1	Certification of Charles B. Crowell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Charles Josenhans Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROHUNTER ENERGY CORPORATION

Date: August 13, 2008	By:	/s/ Charles B. Crowell
Charles B. Crowell
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2008	By:	/s/ Charles Josenhans
Charles Josenhans
Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1
Purchase and Sale Agreement between PetroHunter Energy Corporation and PetroHunter Operating Company as Seller and Laramie Energy II, LLC as Buyer Dated Effective April 1, 2008 (incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on June 5, 2008)

10.2
Amendment to Purchase and Sale Agreement between PetroHunter Energy Corporation and PetroHunter Operating Company as Seller and Laramie Energy II, LLC as Buyer Dated May 23, 2008 (incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on June 5, 2008)

31.1	Rule 13a-14(a) Certification of Charles B. Crowell

31.2	Rule 13a-14(a) Certification of Charles Josenhans

32.1	Certification of Charles B. Crowell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Charles Josenhans Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002