Form 10-K
period 2008-09-30
PetroHunter Energy Corp
filed 2009-01-13
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51152

PETROHUNTER ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	98-0431245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Stout Street, Suite 2000	80202
Denver, Colorado	(Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $25.8 million as of March 31, 2008.

As of December 31, 2008, the registrant had 375,218,544 shares of common stock outstanding.

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

GLOSSARY

Certain Definitions

Terms used to describe quantities of oil and natural gas and marketing

•	Bbl — One stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

•	Bcf — One billion cubic feet of natural gas.

•	Bcfe — One billion cubic feet of natural gas equivalent.

•	BOE—One barrel of oil equivalent, converting natural gas to oil at the ratio of 6 Mcf of natural gas to 1 Bbl of oil.

•	BTU —British Thermal Unit.

•
Condensate —An oil-like liquid produced in association with natural gas production that condenses from natural gas as it is produced and delivered into a separator or similar equipment and collected in tanks at each well prior to the delivery of such natural gas to the natural gas gathering pipeline system.

•	MBbl —One thousand barrels.

•	Mcf —One thousand cubic feet of natural gas.

•	Mcfe—One thousand cubic feet of natural gas equivalent, converting oil or condensate to natural gas at the ratio of 1 Bbl of oil or condensate to 6 Mcf of natural gas.

•	MMBbl —One million barrels of oil or other liquid hydrocarbons.

•	MMcf —One million cubic feet of natural gas.

•	MBOE —One thousand BOE.

•	MMBOE —One million BOE.

•	MMBTU —One million British Thermal Units.

Terms used to describe the Company’s interests in wells and acreage

•	Gross oil and natural gas wells or acres —The Company’s gross wells or gross acres represent the total number of wells or acres in which the Company owns a working interest.

•
Net oil and natural gas wells or acres — Determined by multiplying “gross” oil and natural gas wells or acres by the working interest that the Company owns in such wells or acres represented by the underlying properties.

•	Prospect—A location where hydrocarbons such as oil and gas are believed to be present in quantities which are economically feasible to produce.

Terms used to assign a present value to the Company’s reserves

•
Standardized measure of discounted future net cash flows, after income taxes — The present value, discounted at 10%, of the after-tax future net cash flows attributable to estimated net proved reserves.  The Company calculates this amount by assuming that it will sell the oil and natural gas production attributable to the proved reserves estimated in its independent engineer’s reserve report for the oil and natural gas spot prices on the last day of the year, adjusted for quality and transportation. The Company also assumes that the cost to produce the reserves will remain constant at the costs prevailing on the date of the report. The assumed costs are subtracted from the assumed revenues resulting in a stream of future net cash flows. Estimated future income taxes, using rates in effect on the date of the report, are deducted from the net cash flow stream. The after-tax cash flows are discounted at 10% to result in the standardized measure of the Company’s proved reserves.

•
Standardized measure of discounted future net cash flows before income taxes — The discounted present value of proved reserves is identical to the standardized measure described above, except that estimated future income taxes are not deducted in calculating future net cash flows. The Company discloses the discounted present value without deducting estimated income taxes to provide what it believes is a better basis for comparison of its reserves to the producers who may have different income tax rates.

Terms used to classify the Company’s reserve quantities

The Securities and Exchange Commission (“SEC”) definition of proved oil and natural gas reserves, per Regulation S-X, is as follows:

•
Proved oil and natural gas reserves — Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made as defined in Rule 4-10(a)(2).

Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

(a)
Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (1) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (2) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

(b)
Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the proved classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

(c)
Estimates of proved reserves do not include the following: (1) oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”; (2) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (3) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (4) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

•	Proved developed reserves —Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods as defined in Rule 4-10(a)(3).

•
Proved undeveloped reserves —Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required as defined in Rule 4-10(a)(4).

Terms used to describe the legal ownership of the Company’s oil and natural gas properties

•
Working interest — A real property interest entitling the owner to receive a specified percentage of the proceeds of the sale of oil and natural gas production or a percentage of the production, but requiring the owner of the working interest to bear the cost to explore for, develop and produce such oil and natural gas. A working interest owner who owns a portion of the working interest may participate either as operator or by voting its percentage interest to approve or disapprove the appointment of an operator and drilling and other major activities in connection with the development and operation of a property.

Terms used to describe seismic operations

•
Seismic data — Oil and natural gas companies use seismic data as their principal source of information to locate oil and natural gas deposits, both to aid in exploration for new deposits and to manage or enhance production from known reservoirs. To gather seismic data, an energy source is used to send sound waves into the subsurface strata. These waves are reflected back to the surface by underground formations, where they are detected by geophones which digitize and record the reflected waves. Computers are then used to process the raw data to develop an image of underground formations.

•
2-D seismic data — Until recently, 2-D seismic survey data has been the standard acquisition technique used to image geologic formations over a broad area. 2-D seismic data is collected by a single line of energy sources which reflect seismic waves to a single line of geophones. When processed, 2-D seismic data produces an image of a single vertical plane of sub-surface data.

•
3-D seismic data — 3-D seismic data is collected using a grid of energy sources, which are generally spread over several miles. A 3-D survey produces a three dimensional image of the subsurface geology by collecting seismic data along parallel lines and creating a cube of information that can be divided into various planes, thus improving visualization. Consequently, 3-D seismic data is generally considered a more reliable indicator of potential oil and natural gas reservoirs in the area evaluated.

Terms used to describe certain property disclosures

•
Compressional events — Earth forces that are horizontal, compressional (tectonic) forces causing rocks to compress or shorten commonly into anticlines (hills) with associated breakage of rocks (faults) in which one slab of rock is forced over another buckling the earth into a series of hills (anticlines) and associated faults.  These buckling forces can occur repeatedly throughout geologic time and any such time is referred to as a compressional event.  They are the opposite of extensional or tensional forces where rocks are pulled apart.

•
Drill stem tests — A test of a reservoir conducted within a well that has been drilled but not cased; i.e. in an open hole.  The test involves isolating the desired rock unit in the subsurface by a series of packers which separate the rock being investigated from fluids or gases from horizons above or below it.  The Drill Stem Test (or DST) is designed to allow the fluids and gases to flow into a string of pipe connected to the surface where the rates and volumes of the material from the reservoir are measured to determine commerciality of the well.

•
Fractured shales and basin centered gas accumulations — Types of unconventional reservoirs being actively developed in the world in which hydrocarbons are stored within shales and low permeability sandstones in a continuous phase.  They generally produce little or no water.  They are different than conventional reservoirs where oil and gas are buoyed by water and hydrocarbons are pushed to the well due to the buoyancy of oil and gas relative to water (lighter and forced out of the formation).  Conventional accumulations typically are found on buried hills (anticlines) in the subsurface whereas fractured shales and basin centered gas accumulations are found in the central parts of central parts of basins (synclines).

•	Gas window — Refers to the depth at which the process of turning kerogen into gas can occur – generally found in the 100-200+ degree Celsius interval (3-6 km depth).

•
Imbricate thrust faults — When rocks are broken in the subsurface by compressional or tensional forces (tectonic) they are either pushed together or override adjacent rocks in a type of fault known as a reverse fault or thrust fault.  When several of these thrust or reverse faults are found in succession, they are said to be imbricated thrust faults.  Conversely, if the rocks are pulled apart by tectonic forces the faults where the rocks are broken are said to be normal (extensional) faults.

•
Lenticular sand bodies — Conventional reservoirs that contain hydrocarbons are generally contained in either sandstones or carbonates.  Sandstone reservoirs come in many different geometries; some very widespread or blanket sand bodies, some in long ribbons or strips of sand or channelized sand bodies, sometimes they occur as a lense of sand; thinning in all directions from their thickest part and these are called lenticular sand bodies and describes the geometry of the sandstone reservoir.

•
Mudlog — The record of a well that is being drilled that contains a description of the types of rocks being encountered in the subsurface and brought to the surface after being drilled by mud circulated in the borehole is called a mudlog.  Commonly, the presence of hydrocarbons is also indicated on the mudlog as recorded by a heated gas wire and recording device measuring the presence of hydrocarbons in the circulating mud at the surface.  The mudlog is generated to describe the rocks encountered, the presence or absence of hydrocarbons, and a variety of other measurements of the circulating mud parameters such as its weight, viscocity, drill bit size and type of bit.

•	Oil window— Depth at which the process of turning kerogen into oil can occur – generally from 6,000-7,000 ft. to 13,000-15,000 ft.

•
Petrophysical analyses — After a well has been drilled, most wells are logged with a series of devices that measure properties of the rock including its resistivity, its porosity as measured by it sonic properties or density properties.  The combination of all of the measurements is then evaluated by an expert in well log evaluations and this person is referred to as a petrophysicist.  A petrophysical analysis is the result of this investigation and is designed to evaluate the depth, thickness, presence and commerciality of hydrocarbons in the well.

•
Strike-slip movement — Strike-slip movement is the lateral movement of one slab of rock relative to an adjacent slab.  It is generated by earth (tectonic) forces where rocks break and are forced to move adjacent to each other in a generally horizontal direction.  Movement along the plane of the fault is said to be in the strike direction (as opposed to the dip direction--across the movement).  So a strike slip motion is motion along the fault parallel to the map direction of the fault when observed from the surface (or on a map).

•
Total Organic Content (“TOC”) — Oil and gas form from conversion of organic matter when buried, and converted into petroleum by the combined effects of heat and time. Buried organic matter is called kerogen, and a petroleum source is any rock that contains enough kerogen to generate oil or gas. Most good source rocks are shales with a TOC of at least 2% and can generate oil or natural gas depending on the type of kerogen and the pressure and temperature they are subjected to.

•
Unconventional fractured shale play — Unconventional reservoirs were described above as generally not having a water buoyancy component.  Oil and gas are mostly derived from a source bed generally an organically rich shale or coal.  Shales generally do not have as much storage capacity as more porous sand or carbonate reservoirs; however where they are broken up by earth (tectonic) forces they sometimes fracture and hydrocarbons are stored in these fractured spaces.  Hydrocarbons focused on a specific, hydrocarbon bearing, fractured shale are said to be in an unconventional fractured shale play.

•
Under-balanced — In the subsurface, rocks experience different pressures and temperatures related to the fluids and gases present in response to increasing depth of burial.  If a well only encounters water bearing rock, it is said to be hydrostatic or normally pressured and pressures will reflect the weight of water or 0.43 psi (pounds per square inch) of pressure per foot drilled.  If however, pressures are encountered in the rocks in excess of this pressure they are said to be overpressured; i.e. greater than 0.43 psi per foot; or underpressured if less than 0.43 psi per foot.  Drilling operations vary considerably if among normally pressured, under-balance (under-pressured) and over-pressured rocks.

•
Vitrinite reflectance — A measurement of the maturity of organic matter with respect to whether it has generated hydrocarbons or could be an effective source rock. The reflectivity of at least 30 individual grains of vitrinite from a rock sample is measured under a microscope. The measurement is given in units of reflectance, % Ro, with typical values ranging from 0% Ro to 3% Ro. Strictly speaking, the plant material that forms vitrinite did not occur prior to Ordovician time, although geochemists have established a scale of equivalent vitrinite reflectance for rocks older than Ordovician.

PETROHUNTER ENERGY CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 2008
INDEX

PART I

ITEM 1.	BUSINESS

General

PetroHunter Energy Corporation (collectively, with its subsidiaries, referred to herein as “PetroHunter”, “Company”, “we”, “us” or “our”), formerly Digital Ecosystems Corp. (“Digital”), through the operations of its wholly-owned subsidiaries, is a global oil and gas exploration and production company with primary assets consisting of working interests in oil and gas leases and related assets in various oil and natural gas prospects. We are a development stage global oil and gas exploration and production company whose business consists principally of acquiring and developing unconventional and conventional natural gas and oil prospects that we believe have a high probability of economic success. Since our inception in 2005, our business activities have been financed by raising capital through the sale of common stock and convertible notes.  Currently, we own property in Colorado, where we have drilled five wells on our Buckskin Mesa property; in Australia, where we have drilled one well on our property in the Northern Territory; and in Montana, where we hold a land position in the Bear Creek area.  The wells on these properties have not yet commenced oil and gas production. During the period ended September 30, 2008, we owned working interests in eight additional wells in Colorado which were operated by EnCana Oil & Gas USA (“EnCana”) and were producing gas as of September 30, 2008. In December 2008, we sold our interests in these wells.  In November 2007, we sold 66,000 net acres of land and two wells in Montana and 173,738 acres of land in Utah and on May 30, 2008, we sold 605 net acres, 16 wells which had been drilled and cased but not completed or connected to a pipeline and rights to participate in an additional 8 wells in the Southern Piceance Basin in Colorado. Our remaining properties are managed and operated in two geographic areas: Piceance Basin, Colorado and Australia.

Digital was incorporated on February 21, 2002, under the laws of the State of Nevada. On February 10, 2006, Digital entered into a Share Exchange Agreement (the “Agreement”) with GSL Energy Corporation (“GSL”) and certain shareholders of GSL pursuant to which Digital acquired more than 85% of the issued and outstanding shares of common stock of GSL, in exchange for shares of Digital’s common stock. On May 12, 2006, the parties to the Agreement completed the share exchange and Digital changed its business to the business of GSL. Subsequent to the closing of the Agreement, Digital acquired all the remaining outstanding stock of GSL, and effective August 14, 2006, Digital changed its name to PetroHunter Energy Corporation and reincorporated under the laws of the State of Maryland.

As a result of the Agreement, GSL became a wholly-owned subsidiary of PetroHunter. Since this transaction resulted in the former shareholders of GSL acquiring control of PetroHunter, for financial reporting purposes the business combination was accounted for as an additional capitalization of PetroHunter (a reverse acquisition with GSL as the accounting acquirer).

On November 8, 2005, GSL formed PaleoTechnology, Inc. (“Paleo”) as a wholly-owned subsidiary for the purpose of exploring and developing new products and processes using by-products of petroleum extraction environments. On September 11, 2006, GSL formed Petronian Oil Corporation, now known as PetroHunter Heavy Oil Ltd., as a wholly-owned subsidiary for the purpose of holding and developing its heavy oil assets. In October 2006, GSL Energy Corporation changed its name to PetroHunter Operating Company. In March 2006, GSL acquired a 50% interest in four exploration permits held by Sweetpea Corporation Pty Ltd. (“Sweetpea”), an Australian corporation; and effective January 1, 2007, we acquired 100% of the common shares of Sweetpea from MAB Resources, LLC (“MAB”), a Delaware limited liability company which is also in the business of oil and gas exploration and development, and is our largest shareholder. Sweetpea is the record owner of four exploration permits issued by the Northern Territory of Australia. On October 20, 2006, PetroHunter formed PetroHunter Energy NT Ltd., now known as PetroHunter Australia Ltd. (“PetroHunter Australia”) for the purpose of holding and developing its assets in Australia, but no assets were assigned into PetroHunter Australia. In May 2007, we approved the dissolution of PetroHunter Australia.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge to the public on the Company’s website at www.petrohunter.com. To access the

Company’s SEC filings, select “SEC FILINGS” under the INVESTOR RELATIONS tab on the Company’s website. You may also request a copy of these filings at no cost by making written or telephone requests for copies to our principal executive offices at PetroHunter Energy Corporation, Investor Relations, 1600 Stout Street, Suite 2000, Denver, CO 80202. The telephone number is (303) 572-8900, the facsimile number is (720) 889-8371. Our periodic and current reports filed with the SEC can be found on our website and on the SEC’s website at www.sec.gov.

Business Strategy

During the period ended September 30, 2008 we continued to focus our property development efforts in two core areas: Australia and the Piceance Basin, Colorado. Accordingly, during the year ended September 30, 2008 we completed a series of asset sale transactions, where we sold assets that we did not consider central to our business plan, in order to reduce a substantial accumulated working capital deficit and provide a path to achieve our future operating objectives in our core development projects. In addition, we sold certain working interests in our areas of focus in Australia and Colorado to Falcon Oil & Gas Ltd. (“Falcon”), a related party, with whom we plan to develop those properties. In August 2008, we entered into an agreement with Falcon to sell a 50% working interest in four exploration permits covering our 7 million-acre prospect in the Northern Territory, Australia (the “Beetaloo Basin”), and closed this transaction on September 30, 2008. We will continue to be the operator in the Beetaloo Basin. We also entered into a binding agreement with Falcon to sell a 25% working interest in five wells located within our 20,000-acre Buckskin Mesa Project located in the Piceance Basin, Colorado, and to undertake a completion and testing program with respect of these five wells, and closed this transaction in November 2008. The agreement provides Falcon an option (“Buckskin Option”) to purchase a 50% working interest in our entire Buckskin Mesa Project, and also gives Falcon the option to become the operator if additional consideration is paid upon the exercise of the Buckskin Option. The testing and completion activities are underway and are expected to be completed early in 2009, at which time Falcon will have a limited window of time in order to determine whether it will exercise the Buckskin Option. In the event Falcon elects not to exercise the Buckskin Option for any reason, we will be free to pursue other potential development partners in relation to our Buckskin Mesa Project.

Marc A. Bruner, our largest beneficial shareholder, is the Chairman, President, and Chief Executive Officer and a Director of Falcon.  Falcon advised PetroHunter and announced that Mr. Bruner did not participate in the vote by the Falcon Board of Directors when the Falcon board voted to approve the agreements with respect to the sale of the working interests in the Buckskin Mesa and Beetaloo Basin Projects.  We obtained a fairness opinion with respect to transactions contemplated by these agreements.

Piceance Basin, Colorado
Buckskin Mesa Project.  As of September 30, 2008, we have drilled five wells within our 20,000-acre Buckskin Mesa Project area. All five wells are currently shut-in, awaiting the construction of a gas gathering system. The first PetroHunter operated well, the Anderson 6-16, was drilled to a total depth of 10,785 feet through the Williams Fork, Cozzette, Corcoran, and Sego sands into the Cretaceous Mancos Shale. The initial well was followed in close succession with the drilling of the Anderson 13-10, the Lake 16-21, Anderson 4-21, and the Lake 6-22 wells. Completion operations have begun on the Lake 16-21 and Lake 6-22. The remaining wells will commence as soon as possible after the gathering system is in place, as discussed further in "Marketing and Pricing - Natural Gas Marketing" later in this section. Future development drilling is expected to follow thereafter.

Piceance Project. We also own an additional 1,233 gross acres and 482 net acres in the Piceance Basin. As of September 30, 2008, all of our producing wells are located in this area, along with other proved undeveloped locations. We reasonably expect continued gas production from the Williams Fork formation and from the deeper Cozzette, Corcoran, and Sego sands, all of Cretaceous age.

Australia
Northwest Shelf Project. In March 2007, Sweetpea Petroleum (“Sweetpea”) acquired Exploration Permit #WA-393-P in the Barrow Sub-Basin of the Carnavon Basin on the Northwest Shelf of Australia.  Subsequently, Sweetpea acquired the available seismic on and adjacent to the permit and mapped four stratigraphic horizons. Initial seismic mapping of the permit area demonstrates three structures: one structure entirely on the block and two partially on the block in water depths of approximately 600 feet. These structures are within about 80 kilometers of the major discovery in the Triassic Mungaroo Formation at the Chevron Clio-1 well on the Northwest Shelf in this basin, which occur in deeper water depths of about 3,000 feet. Additional geophysical analysis and mapping are ongoing on the block.

Beetaloo Basin Project. Sweetpea also has four exploration permits in the Northern Territory, comprising the Beetaloo Basin Project. In September 2007, Sweetpea drilled and cased one well the Shenandoah #1 to a total depth of 1,555 meters (4,740 feet) in the area covered by Exploration Permit (“EP”) 98 in the Beetaloo Basin. The test was a twin (50 meter distance) from the Balmain #1 well and was designed to test the Bessie Creek Formation at a depth of approximately 3,000 meters. The well was completed to the drilled depth of 1,555 meters and cased, in anticipation of later completing the well to the targeted total depth.  It is expected that this well will be deepened to evaluate the petroleum potential there.  Additionally, we plan to drill four wells prior to December 31, 2009 to fulfill our obligations under EP 98 and EP 117, with additional activity planned for EP 76 and EP 99.  Evaluation of drilling results in the Shenandoah #1 and seven other existing wells in the Beetaloo Basin indicate oil and gas prospectivity in the Kyalla Shale and a drilling and stimulation program to test these horizons is planned to commence in the Spring of 2009.

In addition to the Beetaloo Basin and Northwest Shelf Projects, we have also applied for two additional exploration permits in the Northern Territory in Australia covering an additional 1.5 million acres, which are adjacent to our Beetaloo Basin Project acreage.

Montana Assets
In November 2007, we sold all of our interest in our Heavy Oil Projects, including the West Rozel, Fiddler Creek, and Promised Land Projects in Utah and Montana.  We continue to hold an acreage position of 15,990 net acres where our objective is to produce methane from multiple thin coal lenses; however this project is currently on hold.

Financing Strategy
During the year ended September 30, 2008, we completed a series of financing and asset sale transactions that were intended to reduce a substantial accumulated working capital deficit and provide a path to achieve our future operating objectives in our core projects.  In addition, our transactions with Falcon to sell significant working interests in our core properties were consummated in order to reduce our aggregate capital requirements while increasing the probability of overall success with our core development projects.

While we have completed the sale of the majority of our non-core assets as of December 31, 2008, we currently hold a significant number of shares of Falcon stock, which initially comprised $20.0 million of the total consideration of the Beetaloo Basin transaction. Additionally, if Falcon exercises the Buckskin Option, we expect to realize significant additional consideration and Falcon will carry significant capital costs in our Buckskin Mesa Project. We also believe we have viable debt and/or equity financing alternatives that together, will allow us to achieve our operating plans and objectives.  However, the value of the Falcon stock we have received from the Beetaloo Basin transaction has been extremely volatile since we entered into the definitive agreements with Falcon in August 2008, and the overall value of the stock had declined to approximately one third of its transaction value as of December 31, 2008.  Further, we entered into a secured note agreement with Falcon in October 2008 where we borrowed $5.0 million against the value of the Falcon stock.   There can be no assurance we will be successful in ultimately realizing sufficient net cash proceeds from the sale of the Falcon stock, in order for this asset to become a meaningful source of financing for the development of our properties and financing our ongoing operating costs.  Similarly, there can be no assurance Falcon will exercise the Buckskin Option, and we may be unable to successfully secure additional debt and/or equity financing in amounts and under terms that will allow us to meet our operating plans and objectives.

Marketing and Pricing

We have historically derived our revenues principally from the sale of natural gas and associated condensate production from wells operated by us and others in the Piceance Basin in Colorado. Our revenues have been determined, to a large degree, by prevailing natural gas prices for production situated in the Rocky Mountain Region of the United States, specifically, Colorado.  Energy commodity prices in general, and the Company’s regional prices in particular, have been highly volatile in the past, and such high levels of volatility are expected to continue in the future. We cannot predict or control the market prices for the sale of our natural gas, condensate, or oil production.

Natural Gas Marketing
We have sold all of our natural gas production to a diverse group of third-party, non-affiliated entities in a portfolio of transactions of various durations and prices (daily, monthly and longer term), under a marketing agreement with EnCana, who is the operator of our 8 producing gas wells in production, which we held until we sold our working interests in these wells on December 30, 2008, effective December 1, 2008. As of September 30, 2008, our customers were predominantly located in the western United States — primarily California and the Pacific Northwest, as well as the Front Range area of Colorado and in Utah. As the Rockies Express Pipeline, LLC (“REX”) becomes operational (as discussed below), this customer base is expected to expand to include customers in the mid-western and eastern United States. The sale of our natural gas was “as produced”. As such, we did not maintain any significant inventories or imbalances of natural gas. We did not have any outstanding, uncollectible accounts for our natural gas sales at September 30, 2008.

We have entered into a Gas Gathering Agreement with CCES Piceance Partners I, LLC (“CCES”), a service provider that gathers, compresses and processes natural gas owned or controlled by us from our producing wells in the Piceance Basin in Colorado. Under this agreement, CCES will expand its facilities capacity in Colorado to accommodate growing volumes from wells in which we own an interest. As part of the Gas Gathering Agreement, we have guaranteed that, should there be a mutual failure to execute a formal agreement for long-term gas gathering services in the future, we will repay CCES for certain costs they have incurred in relation to the development of a gas gathering system and repurchase certain gas gathering assets we sold to CCES.  This agreement contains a multi-year commitment for midstream services. These facilities remove natural gas liquids from our gas (and gas of others) making it sufficient quality to be accepted into the natural gas transmission pipelines serving the area.  We have contractually secured capacity at this facility for the processing of our natural gas. We believe that the capacity of the midstream infrastructure related to our production will continue to be adequate to allow us to sell essentially all of our available production.

Because local natural gas production typically exceeds local demand for natural gas during non-winter months, the Rocky Mountain Region is usually a net-exporter of natural gas. As a result, natural gas production in Colorado has historically sold at a discount relative to other U.S. natural gas production sources or market areas. These regional pricing differentials or discounts are typically referred to as “basis” or “basis differentials”. We have seen significant basis differentials for our Colorado production versus the Henry Hub (“Henry Hub”) pricing reference point in south Louisiana in the past. This trend continued and actually became more pronounced in 2007 and 2008. As a result, we realized prices that were significantly lower than those received by companies with natural gas production in other regions of the U.S.

During portions of the quarter ending September 30, 2008, we realized natural gas prices that were lower than those seen in previous years in the Colorado region. The market price for natural gas in the Rockies generally, and in Colorado specifically, is influenced by a number of regional and national factors, all of which are unpredictable and are beyond our ability to control. These factors include, among others, weather, natural gas supplies, natural gas demand, and natural gas pipeline capacity to export gas from the Rockies. Continued robust growth in natural gas production from natural gas fields in Colorado during 2007 and 2008, coupled with a nearly 100% utilization of existing natural gas pipeline export capacity, caused natural gas prices in the Rocky Mountain Region to decrease dramatically during our fiscal fourth quarter ended September 30, 2008 and continuing into December 2008. In contrast, with the onset of colder weather, and in response to voluntary producer shut-ins of natural gas production by us and others, the widening basis differentials for Rockies production became much less pronounced during the last calendar quarter of 2007. For example, the differential between prevailing Colorado prices and the benchmark Henry Hub price ranged from more than $5 per MMBtu discount in October 2007 to a narrower discount of approximately $1.20 per MMBtu in December 2007, resulting in an increase in natural gas pricing during this period. In the years past, increases in pipeline capacity to transport production from Rocky Mountain production areas to markets in the west have served to improve (i.e. lower) basis differentials for Colorado natural gas production. (Examples include: Kern River Pipeline — in service May 2003; the Cheyenne Plains Pipeline — in service February 2005; and Rockies Express Pipeline (“REX”) expansion to Cheyenne, Wyoming placed into service on February 14, 2007). These expansions of pipeline export capacity have historically reduced but not entirely eliminated the basis differential for natural gas prices in Colorado when compared to prices at the Henry Hub pricing reference point.

REX begins at the Opal Processing Plant in Colorado and traverses Wyoming and several other states to an ultimate terminus in eastern Ohio. This pipeline is ultimately projected to cover more than 1,800 miles and is designed as a large-diameter (42”), high-pressure natural gas pipeline. REX is an interstate pipeline and is subject to the jurisdiction of the United States Federal Energy Regulatory Commission (“FERC”).

There have been and continue to be numerous other proposed pipeline projects that have been announced to transport growing Rockies and Colorado natural gas production to a variety of geographically diverse markets in different parts of North America. There are numerous such proposals that have been presented to us in recent months, which, if constructed, would provide us with additional outlets and market access for our natural gas production from Colorado. We continuously evaluate such proposals and may make additional commitments to one or more such pipeline projects in the future in an effort to cause additional pipeline infrastructure and capacity to be added to the pipeline network.

Oil Marketing
We market our Colorado condensate (which is an oil-like product that is produced coincident to our natural gas production) from gas wells located in the Piceance Basin to various purchasers. The pricing of our condensate production is based on NYMEX crude futures daily settlement prices, less a negotiated location and transportation discount and is denominated in U.S. dollars per barrel. Our condensate production is gathered from our Colorado well locations by tanker trucks and is then shipped to other locations for injection into crude oil pipelines or other facilities.  Through September 30, 2008, revenue from our condensate production in Colorado has been insignificant.

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

Employees

At September 30, 2008, we had 20 total employees, all full time. In addition, we utilized the services of 10 full time consultants.

Regulation

Oil and Gas Regulation
The availability of a ready market for oil and natural gas production depends upon numerous factors beyond our control. These factors may include, among other things, state and federal regulation of oil and natural gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive natural gas well may be “shut-in” because of a lack of an available natural gas pipeline in the areas in which we may conduct operations. State and federal regulations are generally intended to prevent waste of oil and natural gas, protect rights to produce oil and natural gas between owners in a common reservoir, control the amount of oil and natural gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines and natural gas plants operated by other companies that provide midstream services to us are also subject to the jurisdiction of various federal, state and local agencies.

Our sales of natural gas are affected by the availability, terms and costs of transportation both in the gathering systems that transport the natural gas from the wellhead to the interstate pipelines and in the interstate pipelines themselves. The rates, terms and conditions applicable to the interstate transportation of natural gas by pipelines are regulated by the FERC under the Natural Gas Act, as well as under Section 311 of the Natural Gas Policy Act. Since 1985, the FERC has implemented regulations intended to increase competition within the natural gas industry by making natural gas transportation more accessible to natural gas buyers and sellers on an open access, non-discriminatory basis. On February 25, 2000, the FERC issued a statement of policy and a final rule concerning alternatives to its traditional cost-of-service rate-making methodology to establish the rates interstate pipelines may charge for services. The final rule revises the FERC’s pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in natural gas markets. The FERC is also considering a number of regulatory initiatives that could affect the terms and costs of interstate transportation of natural gas by interstate pipelines on behalf of natural gas shippers, including policy inquiries about natural gas quality and interchangeability, selective discounting of transportation services by pipelines to shippers, and proposed rules governing pipeline creditworthiness and collateral standards. Because these regulatory initiatives have not been made final, the approach the FERC will take and the potential impact on natural gas suppliers remain unclear.

Sales of oil are also affected by the availability, terms and costs of transportation. The rates, terms, and conditions applicable to the interstate transportation of oil by pipelines are regulated by the FERC under the Interstate Commerce Act. The FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil pipelines to fulfill the requirements of Title XVIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil pipeline rates.

If we conduct operations on federal, tribal or state lands, such operations must comply with numerous regulatory restrictions, including various operational requirements and restrictions, nondiscrimination statutes and royalty and related valuation requirements. In addition, some operations must be conducted pursuant to certain on-site security regulations, bonding requirements and applicable permits issued by the Bureau of Land Management ("BLM") or Minerals Management Service, Bureau of Indian Affairs, tribal or other applicable federal, state and/or Indian Tribal agencies.

The Mineral Leasing Act of 1920 (“Mineral Act”) prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies “similar or like privileges” to citizens of the United States. Such restrictions on citizens of a non-reciprocal country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the corporation’s lease can be canceled in a proceeding instituted by the United States Attorney General. Although the regulations of the BLM (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect. We own interests in numerous federal onshore oil and gas leases. It is possible that holders of our equity interests may be citizens of foreign countries, which could be determined to be citizens of a non-reciprocal country under the Mineral Act.

See “Risk Factors” for a discussion of the risks involved in our international operations.

Environmental Regulations
General. Our exploration, drilling and production activities from wells and natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing oil, natural gas and other products are subject to stringent federal, state and local laws and regulations governing environmental quality, including those relating to oil spills and pollution control. Although such laws and regulations can increase the cost of planning, designing, installing and operating such facilities, it is anticipated that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment, will not have a material effect upon our business operations, capital expenditures, operating results or competitive position.

Solid and Hazardous Waste. Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as “hazardous wastes”. This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on our operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on our operating costs.

Although oil and gas wastes generally are exempt from regulation as hazardous wastes (“Hazardous Wastes”), under the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, it is possible some wastes the Company generates presently or in the future may be subject to regulation under RCRA and state analogs. The Environmental Protection Agency (“EPA”) and various state agencies have limited the disposal options for certain wastes, including hazardous wastes and is considering adopting stricter disposal standards for non-hazardous wastes. Furthermore, certain wastes generated by our oil and natural gas operations that are currently exempt from treatment as Hazardous Wastes may in the future be designated as Hazardous Wastes under the RCRA or other applicable statutes, and therefore be subject to more rigorous and costly operating and disposal requirements.

Superfund. The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a “hazardous substance” into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state governments to pursue such claims. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the potentially responsible parties (“PRP”) the costs of such action. Although CERCLA generally exempts “petroleum” from the definition of Hazardous Substance, in the course of its operations, we have generated and will generate wastes that fall within CERCLA’s definition of Hazardous Substances. We may also be an owner or operator of facilities on which Hazardous Substances have been released. We may be responsible under CERCLA for all or part of the costs to clean up facilities at which such substances have been released and for natural resource damages, as a past or present owner or operator or as an arranger. To our knowledge, we have not been named a PRP under CERCLA nor have any prior owners or operators of its properties been named as PRP’s related to their ownership or operation of such property.

National Environmental Policy Act. As noted, the federal National Environmental Policy Act (“NEPA”) provides that, for major federal actions significantly affecting the quality of the human environment, the federal agency taking such action must prepare an Environmental Impact Statement (“EIS”). In the EIS, the agency is required to evaluate alternatives to the proposed action and the environmental impacts of the proposed action and of such alternatives. Our actions, such as drilling on federal lands, to the extent the drilling requires federal approval, may trigger the requirements of the NEPA, and may trigger the requirement that an EIS be prepared. The requirements of the NEPA may result in increased costs, significant delays and the imposition of restrictions or obligations, including but not limited to the restricting or prohibiting of drilling on our properties.

Oil Pollution Act. The Oil Pollution Act of 1990 (“OPA”), which amends and augments oil spill provisions of the Clean Water Act (“CWA”), imposes certain duties and liabilities on certain “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters or adjoining shorelines. A liable “responsible party” includes the owner or operator of a facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge or, in the case of offshore facilities, the lessee or permittee of the area in which a discharging facility is located. The OPA assigns liability, which generally is joint and several, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages. Although defenses and limitations exist to the liability imposed by OPA, they are limited. In the event of an oil discharge or substantial threat of discharge, we could be liable for costs and damages.

Air Emissions. Our operations are subject to local, state and federal regulations for the control of emissions from sources of air pollution. Federal and state laws generally require new and modified sources of air pollutants to obtain permits prior to commencing construction, which may require, among other things, stringent, technical controls. Other federal and state laws designed to control hazardous (toxic) air pollutants, might require installation of additional controls. Administrative enforcement agencies can bring actions for failure to strictly comply with air pollution regulations or permits and generally enforce compliance through administrative, civil or criminal enforcement actions, resulting in fines, injunctive relief and imprisonment.

Clean Water Act. The CWA restricts the discharge of wastes, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined. Under the Clean Water Act, permits must be obtained for the routine discharge pollutants into waters of the United States. The CWA provides for administrative, civil and criminal penalties for unauthorized discharges, both routine and accidental, of pollutants and of oil and hazardous substances. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require permits to discharge storm water runoff, including discharges associated with construction activities.

Endangered Species Act. The Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imputed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. We conduct operations on federal oil and natural gas leases that have species, such as raptors that are listed as threatened or endangered and also sage grouse or other sensitive species, that potentially could be listed as threatened or endangered under the ESA. The U.S. Fish and Wildlife Service must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit land access for oil and natural gas development. If we were to have a portion of our leases designated as critical or suitable habitat, it may adversely impact the value of the affected leases.

OSHA and other Regulations. We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require a company to organize and/or disclose information about hazardous materials used or produced in its operations.

We believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us. We believe that the operators of the properties in which we have an interest are in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties. Although we maintain insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that the insurance will be adequate to cover all such costs, that the insurance will continue to be available in the future or that the insurance will be available at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on capital expenditures, earnings or competitive position. We do believe, however, that our operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

Environmental Matters
While we are not currently subject to environmental-related litigation, the nature of our business is such that we are subject to constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities in both the U.S. and Australia.  We would face significant liabilities to the government and/or other third parties for discharges of oil, natural gas, produced water or other pollutants into the air, oil, or water, and the cost to investigate, litigate and remediate such a discharge could materially adversely affect our business, results of operations and financial condition.  We encourage readers of this filing to review our risk factors disclosed in our Item 1A of this Form 10-K for the year ended September 30, 2008 for further discussion of our environmental risks.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have a limited operating history and have generated only very limited revenues. We have incurred significant losses and will continue to incur losses for the foreseeable future.  If we fail to secure significant sources of funding in the short term, we may not be able to continue in existence.

We are a development stage oil and gas company and have limited operating history and production revenue. Our principal activities have been oil and gas drilling and development activities, raising capital through the sale of our securities and identifying and evaluating potential oil and gas properties.

The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2008, includes an explanatory paragraph relating to significant doubt or uncertainty of our ability to continue as a going concern.  From our inception to September 30, 2008, we have generated a cumulative net loss of $149.5 million. For the 2009 fiscal year, we do not expect our operations to generate sufficient cash flows to provide working capital to pay overhead expenses, the funding of our lease acquisitions, and the exploration and development of our properties. Without adequate financing, we may not be able to successfully develop prospects that we have or that we acquire and we may not achieve profitability from operations in the near future or at all.

As a result of severe cash flow constraints, we have experienced substantial difficulties in meeting our short term cash needs, particularly in relation to our past due vendor commitments. Substantially all of our assets are pledged, and extreme volatility in energy pricing and a deteriorating global economy are creating great difficulties in the capital markets and have greatly hindered our ability to raise debt and/or equity capital. Further, as the result of a series of asset sale transactions, we no longer have significant proven reserves, which increases our difficulties in obtaining traditional financing. During the year ended September 30, 2008 we have also obtained debt financing from related parties which we expect will not continue on any meaningful level in the near future. Although we have made substantial progress in reducing our reported $37.9 million dollar working capital deficit as of September 30, 2007, substantially all of our current assets are concentrated in marketable equity securities we received in conjunction with the sale of a 50% working interest in certain of our Australian assets. Those securities have experienced a dramatic decline in value and remain highly volatile.  Further, some of these securities remain restricted from our use.  Finally, we continue to have significant lease commitments and drilling obligations to meet, along with an absence of any meaningful revenue and continue to experience a significant operating cash burn rate. These and other risks we are facing may cause us to experience material adverse business consequences, including our inability to continue in existence.

We will have difficulty meeting our short-term cash commitments.

As of September 30, 2008, we had significant contractual obligations to meet certain drilling commitments during our fiscal year ending September 30, 2009, aggregating $25.8 million.  We plan to raise additional funds to meet these obligations by selling debt and/or equity securities, by selling our marketable equity securities, or by entering into farm-out agreements or other similar types of arrangements. Financing obtained through the sale of our equity will result in significant dilution to our shareholders.  We have granted security interests in our assets to lenders, industry partners and holders of our debentures which limits our ability to sell debt securities since they will be subordinated to our other security interest holders. As of January 2009, substantially all of our assets are pledged. The existence of security interests in our assets restricts our ability to sell those assets. We may be forced to sell assets below market value, and therefore we may not realize the market value or even the carrying value of those assets upon their disposition.

On December 30, 2008, we sold our only revenue producing natural gas properties to a third party in order to address our immediate cash needs. As a result, our ongoing cash burn rate has increased, and our overhead structure remains high, in light of our lack of production revenue.

Our cash flow shortages have created numerous problems for us, and are expected to create further challenges.

From time to time, our ongoing cash shortages have created problems such as liens and foreclosure actions, delays in meeting our debt obligations requiring that we obtain waivers at further cost to us, and have forced us to undertake several asset sale transactions that have resulted in significant losses upon their conveyance.  We expect these conditions to continue in the short term; however, we have fewer asset sale options available to us, which adds significant risks to our ability to finance our planned operations.

Our historical results of operations, along with current economic conditions in our industry and in the overall global economy, all serve to increase the difficulty we expect to encounter as we continue to pursue adequate financing for our planned operations through the sale of debt and/or equity securities.  In addition, the terms of such sales of securities are not expected to be favorable, and could result in substantial dilution to our shareholders and/or extremely high financing costs.

We continue to carry significant past due vendor obligations, and our inability to pay our vendors on a timely basis may have an adverse effect on our ability to secure their future services.

Although we have made substantial progress in paying down our past due vendor obligations in the U.S. and in Australia during the year ended September 30, 2008, significant past due amounts remain outstanding and the satisfaction of these obligations increases our immediate cash needs.  Until all of our past due vendor obligations are fully satisfied and we become current, there remains significant risk that these vendors could take formal collection actions against us, pursue liens or other legal actions, or potentially force us into involuntary bankruptcy.  Additionally, our inability to satisfy our vendor obligations on a timely basis may result in irreparable harm to our relationship with them and their willingness to continue to do business with us in the future, under terms that would be acceptable to us.  We may be required to make advance payments for services, and some critical and/or uniquely qualified vendors may refuse to continue to do business for us, which would worsen our liquidity challenges and potentially prevent us from meeting our drilling and other operating obligations, and could result in material adverse consequences to us.

We have completed several significant asset dispositions during the year, which leaves us with two primary projects that are both undeveloped and subject to substantial risks.

During the year ended September 30, 2008, we experienced significant dispositions of assets, both in sale transactions and as a result of our inability to maintain certain financial commitments.  These dispositions of non-core assets have resulted in our development risks being concentrated in two primary projects in Australia and Colorado, which are both undeveloped and have minimal proved reserves associated with them.  Should one or both of these projects prove to be economically infeasible, either due to market conditions or the absence of sufficient oil and/or natural gas discoveries, this could result in material adverse consequences to our operations and financial condition.

Our farm-out transactions with Falcon Oil & Gas, Ltd. (“Falcon”) have created significant additional commitments for us and have reduced our operating flexibility.

On September 30, 2008, we closed the sale of a 50% working interest in four exploration permits in the Beetaloo Basin in Australia, covering our 7.0 million acre prospect in the Northern Territory in Australia to Falcon Oil & Gas Ltd., a related party.  Although we remain the operator of this project, we are obligated to work with Falcon to reach joint decisions on all significant operating matters, many of which require substantial judgment. In addition, the transaction did not involve a carried interest and consequently, we are obligated to pay our proportionate share of the project’s capital requirements immediately upon commencing our operating plan in 2009. There can be no assurance we will be successful in consistently reaching joint decisions with Falcon on all significant operating matters, including matters involving our respective economic obligations, or that the outcomes of these decisions will always be consistent with decisions we would have made solely on our own accord.

In addition, on November 10, 2008 we closed the sale of a 25% working interest in five wells in our 20,000 acre Buckskin Mesa Project area in Colorado to Falcon.  The agreement also gives Falcon the option to acquire a 50%

working interest in the entire project. In addition, Falcon has the option to become the operator upon payment of additional consideration at the time the option is exercised.

The securities of Falcon received in the sale of a 50% working interest in four exploration permits in Australia are highly volatile and subject to significant changes in value due to significant changes in market value, and their value has substantial implications on our future liquidity.

Of the $25.0 million of total consideration in the Beetaloo Basin transaction, only $5.0 million was cash and $20.0 million was in the form of the common stock of Falcon which was initially delivered to us in the form of a special warrant, pending registration of the underlying shares. Falcon is a related party and is a publicly traded company on the Toronto Venture Exchange. Although the transaction provided 20% downside price protection, the value of the shares has fallen much further since the transaction was consummated due to global economic conditions and rapidly falling energy prices.  Further, since the shares are traded on the Toronto Venture Exchange, they are priced in Canadian Dollars, and the strengthening of the U.S. Dollar in relation to the Canadian Dollar during the fourth quarter of 2008 has exacerbated the erosion of the market value of these securities.

The common stock of Falcon was ultimately delivered to us on January 5, 2009 and currently represents the substantial majority of current assets and our current liquidity, resulting in a concentration of risk.  The shares are subject to significant market volatility, and as a result of our entering into a secured loan agreement with Falcon on October 1, 2008, they are now subject to significant restrictions.  Accordingly, our inability to realize sufficient value from these securities and/or our inability to convert the securities into cash to fund our operations and development plans when needed, could present material adverse consequences to us.

Our secured note agreement with Falcon places multiple restrictions and requirements on us, some of which could result in adverse consequences to us.

The terms of the $5.0 million secured note agreement with Falcon, among other things, requires that we escrow a significant portion of the Falcon common stock received in the Beetaloo Basin transaction, maintain certain covenants, and pay interest currently until the note matures on April 30, 2009. As of December 31, 2008, the value of the Falcon shares pledged as collateral against the note is substantially less than the outstanding value on the note. The note is also secured by our five wells on the Buckskin Mesa property. In addition, one of Falcon’s remedies in the event of our default is for us to relinquish operatorship on our Beetaloo Basin Project.  Should we fail to perform on the note, or otherwise incur an event of Default, the pledged Falcon shares may be insufficient to fully satisfy the balance owed under the note, which could result in material adverse consequences to us.

We have entered into multiple amendments with the former lessee in relation to our Buckskin Mesa Project, which have resulted in a significant expansion in our drilling commitment obligations.

During the year ended September 30, 2008, we entered into several amendments with our assignor related to our property underlying our Buckskin Mesa Project. Although the most recent amendment we executed in September 2008 relieved us of several near term drilling commitments, our total drilling commitments increased substantially. These additional drilling commitments, along with other terms of the amendments, have increased our overall cash requirements. Should we be unable to meet these commitments on a timely basis, we could experience material adverse consequences, including the loss of a substantial portion of the leasehold for our Buckskin Mesa Project.

We are contingently liable to a third party for significant costs they have expended in relation to the development of a gas gathering system in Colorado.

We have entered into a Gas Gathering Agreement with CCES for a Phase I gas gathering system for our Buckskin Mesa Project. We also intend to reach agreement with CCES on a Phase II system, which will address our longer term gas gathering needs, sometime in 2009. Should we be unable to reach a mutual agreement with CCES on the Phase II system, we will be obligated to reimburse CCES for approximately $4.8 million of costs they have expended on the gathering system as of September 30, 2008. This contingent liability is increasing as work continues on the gathering system, and in the event we become liable to reimburse CCES for these costs, it could result in material adverse consequences to us.

The lack of production and established reserves for our properties impairs our ability to raise capital.

As of September 30, 2008, we have established very limited production of natural gas from a limited number of wells, and have had a limited number of properties for which reserves have been established, making it more difficult to raise the amount of capital needed to fully exploit the production potential of our properties.  In addition, we have sold substantial assets during the year and subsequent to our fiscal year end, including our only revenue producing properties, which has substantially diminished our reserve base and increased our ongoing operating cash needs.  These factors make it more likely we will have to raise capital on terms less favorable than we would desire, which may result in increased dilution to existing stockholders and high financing costs.

Two related parties control a significant percentage of our outstanding common stock, which may enable them to control many significant corporate actions and may prevent a change in control that would otherwise be beneficial to our stockholders.

Entities controlled by Marc A. Bruner and Christian Russenberger beneficially owned approximately 33.2% and 13.4%, respectively, of our common stock as of December 31, 2008.  The control and/or significant influence held by such entities may have a substantial impact on matters requiring the vote of common shareholders, including the election of our directors and most of our corporate actions. Such control could delay, defer or prevent others from initiating a potential merger, takeover or other change in control that might benefit us and our shareholders. Such control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

Marc A. Bruner is the controlling owner of MAB Resources, LLC.  Mr. Bruner serves as chairman of the board, chief executive officer and president of Falcon, a company whose stock is traded on the TSX Venture Exchange, and our partner in our primary exploration and development projects.

Christian Russenberger is the president of Global Project Finance AG, our most significant creditor.

Our convertible debentures could significantly dilute the interests of shareholders.

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

In addition, we issued five-year warrants to the holders of the convertible debentures.  The warrant holders are entitled to purchase an aggregate of 46.4 million shares of our common stock at exercise prices ranging from $0.24 to $0.28 per share, inclusive of warrants issued in consideration of certain waivers and amendments during our fiscal year ended September 30, 2008.  Both the number of warrants and the exercise price are subject to potential adjustments which could result in further dilution to our stockholders.

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

Our failure to satisfy our registration, listing and other obligations with respect to the common stock underlying the warrants issued to our convertible debenture holders could result in adverse consequences, including acceleration of the convertible debentures.

We are required to file a registration statement, and to have it become effective, to cover the resale of the common stock underlying the warrants, until the earlier of the date the underlying common stock may be resold pursuant to

Rule 144 under the Securities Act of 1933 without any type of restriction or the date on which the sale of all of the underlying common stock is completed, subject to certain exceptions.  We will be subject to various penalties for failing to meet our registration obligations, which include cash penalties and the forced redemption of the convertible debentures.

We are obligated to make significant periodic payments of interest under our credit facilities.

As of September 30, 2008, we have drawn down $39.8 million on our credit facility with Global Project Finance AG.  Interest on the credit facility borrowings accrues at 6.75% over the prime rate and is payable quarterly.  If the prime rate remains at 4.00% and we take no additional draws, our required interest payment will be $4.3 million during the 2009 fiscal year. As of September 30, 2008, we were in default of payments in the amount of $0.8 million, consisting of fees owed to the lender.  All unpaid and accrued interest was converted into our common shares at September 30, 2008, totaling $6.5 million.  The lender has waived and released us from any and all defaults, failures to perform, and any other failures to meet our obligations through October 1, 2009.  If we default on our payment obligations in the future, the lender will have all rights available under the instrument, including acceleration, termination and enforcement of its security interest in our Buckskin Mesa Project in the Piceance Basin, Colorado.

The issuance of shares upon exercise of outstanding warrants and options may cause immediate and significant dilution to our existing stockholders.

As of September 30, 2008, we have issued warrants and options to purchase a total of 177.5 million shares of common stock.  The issuance of shares upon exercise of warrants and options may result in significant dilution to the interests of our existing stockholders.

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

Estimates of natural gas and oil reserves are based upon various assumptions, including assumptions relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, ownership and title, taxes and the availability of funds. The process of estimating natural gas and oil reserves is complex. It requires interpretations of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.  In addition, the global energy markets have experienced an extraordinary period of pricing volatility during the last six months of the 2008 calendar year.  There can be no assurance that this pricing volatility will not continue into the future, or possibly worsen as the global economy experiences the current global recession.

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

Substantially all of our oil and gas properties are located in the Rocky Mountains and in the Northern Territory in Australia, making us vulnerable to specific risks associated with operating in these geographic areas.

As the result of significant dispositions of assets during the year ended September 30, 2008, and the sale of our only producing gas wells in December, 2008, substantially all of our remaining oil and gas resources and operations are located in Buckskin Mesa, Colorado and the Northern Territory, Australia. As a result, we may be disproportionately exposed to the effect of delays or interruptions of production from these areas caused by significant governmental regulation, transportation capacity constraints, the availability and capacity of compression and gas processing facilities, curtailment of production or interruption of transportation of natural gas produced from the wells in these areas, as well as the remoteness and lack of infrastructure in the case of the Australian properties.

Seasonal weather conditions and lease stipulations adversely affect our ability to conduct drilling activities in some of the areas where we operate.

Oil and natural gas operations in the Rocky Mountains and in Australia are adversely affected by seasonal weather conditions and lease stipulations designed to regulate land use, including operating guidelines for designated wildlife habitats and areas with scenic resource value. In certain areas in Australia and on federal lands in the U.S., drilling and other oil and natural gas activities can only be conducted during limited times of the year. This limits our ability to operate in those areas and can intensify competition during those times for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs, or cause us to fail to meet our drilling commitments on a timely basis.

Acquisitions are a part of our business strategy and are subject to the risks and uncertainties of evaluating recoverable reserves and potential liabilities. Properties that we buy may not produce as projected and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them.

One of our growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas reserves. The successful acquisition of producing and non-producing properties requires an assessment of a number of factors. These factors include recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities, title issues and other factors. Our reviews of acquired properties are inherently incomplete, because it generally is not feasible to perform an in depth review of every individual property involved in each acquisition. Ordinarily, we focus our review efforts on the higher value properties and sample the remainder. However, even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies or their potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. We sometimes knowingly assume certain environmental and other risks and liabilities in connection with acquired properties. It is possible that our future acquisition activity will result in disappointing results. We could be subject to significant liabilities related to acquisitions.

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

A portion of our business activities has been conducted through joint operating agreements under which we own partial interests in oil and natural gas properties. If we do not operate the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties. The failure of an operator of our wells to adequately perform operations or an operator’s breach of the applicable agreements could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others, therefore, depends upon a number of factors outside of our control, including the operator’s deployment of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology. Because we do not have a majority interest in certain wells we do not operate, we may not be in a position to remove the operator in the event of poor performance.

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

We may incur additional debt in order to fund our exploration and development activities, which would continue to reduce our financial flexibility and could have a material adverse effect on our business, financial condition or results of operations.

If we incur indebtedness, our ability to meet our debt obligations and reduce our level of indebtedness will depend on future performance. General economic conditions, oil and gas prices and financial, business and other factors affect our operations and future performance; many of these factors are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our debt or that future working capital, borrowings or equity financing will be available to pay for or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and performance at the time we need capital. We cannot assure you that we will have sufficient funds to make our debt payments. Lack of sufficient funds and/or the inability to negotiate new borrowing terms may cause us to sell significant assets which could have a material adverse effect on our business and financial results.

We have found material weaknesses in our internal controls that require remediation and concluded that our internal controls over financial reporting at September 30, 2008, were not effective.

As we discuss in Part II, Item 9A(T), “Controls and Procedures”, of this Form 10-K, we have determined that we continue to have deficiencies, including material weaknesses, in our internal control over financial reporting as of September 30, 2008. In addition, we have discovered material errors in our Form 10-Q filings during 2008 and 2007, requiring us to restate those filings.

Although we are fully committed to remediating our material weaknesses, and we believe we have made progress in making sustainable improvements in our internal controls, we have not completed our remediation efforts in relation to the design and testing of our internal controls, and further remediation may be required.

While we are taking immediate steps and dedicating substantial resources to correct these material weaknesses, they will not be considered fully remediated until the new and improved internal controls operate for a period of time, are tested and are found to be operating effectively.

Our remediation efforts may not be sufficient to maintain effective internal controls in the future. We may not be able to implement and maintain adequate controls over our financial processes and reporting, which may require us to restate our financial statements again in the future. In addition, we may discover additional material weaknesses or significant deficiencies in our financial reporting system in the future. Any failure to implement new controls, or difficulty encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could result in a lower trading price of our common shares.

Pending the successful implementation and testing of new controls, we will continue to perform mitigating procedures. If we fail to remediate our material weaknesses, we could be unable to provide timely and reliable financial information, which could have a material adverse effect on our business, results of operations or financial condition.

We have significant future capital requirements. If these obligations are not met, our growth and operations could be limited or suspended indefinitely.

Our future growth depends on our ability to cause the development of the working interests we have acquired, and such development will require the expenditure of significant capital either by us or by third parties through additional farm-out agreements. In addition, we may acquire interests in additional oil and gas leases where we will be required to pay for a specific amount of the initial costs and expenses related to the development of those leases. We intend to finance our foreseeable capital expenditures through additional farm-out agreements, private placements of debt or equity, and additional funding for which we have no commitments at this time. Future cash flow and the availability of financing will be subject to a number of variables such as; the success of exploration and development on our leases, success in locating and producing reserves, and the prices of natural gas and oil.

Additional financing sources will be required in the future to fund developmental and exploratory drilling. Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing stockholders. Additional debt financing could lead to a substantial portion of operating cash flow being dedicated to the payment of principal and interest, the Company being more vulnerable to competitive pressures and economic downturns and restrictions on our operations.

Financing may not be available in the future, or we might not be able to obtain necessary financing on acceptable terms, if at all. If sufficient capital resources are not available, we might be forced to curtail drilling and other activities or be forced to sell assets on an unfavorable basis, which would have an adverse effect on our business, financial condition and results of operations.

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

We are subject to various risks associated with our international operations.

A significant portion of our remaining assets are in Australia, which subjects us to various risks associated with doing business in a foreign country. These risks include, among other things:

•	governmental and regulatory requirements unique to the country;

•	exposure to foreign currency losses;

•	foreign taxation requirements, which can differ significantly from U.S. regulations;

•	local economic and/or political instability; and

•	potential difficulties in our ability to expatriate cash and/or assets to the U.S.

The incurrence of these kinds of circumstances are principally beyond our control, and could result in material adverse consequences to us.

Risks Relating to the Oil and Gas Industry

A substantial or extended decline in natural gas and oil prices may adversely affect our ability to meet our capital expenditure obligations and financial commitments.

Our revenues, operating results and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, natural gas and oil. Declines in the prices of, or demand for, natural gas and oil may adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower natural gas and oil prices may also reduce the amount of natural gas and oil that we can produce economically. During the last six months of the 2008 calendar year, natural gas and oil prices and markets have experienced extraordinary volatility, and they are likely to continue to be volatile in the future. A decrease in natural gas or oil prices will not only reduce revenues and profits, but will also reduce the quantities of reserves that are commercially recoverable and may result in charges to earnings for impairment in the value of assets. If natural gas or oil prices decline significantly for extended periods of time in the future, we might not be able to generate enough cash flow from operations to meet our obligations and make planned capital expenditures. Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in the supply of, and demand for, natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. Among the factors that could cause this fluctuation are:

•	changes in supply and demand for natural gas and oil;

•	general global economic conditions, and regional economic conditions in the U.S. and Australia;

•	levels of production and other activities of the Organization of Petroleum Exporting Countries, or OPEC, and other natural gas and oil producing nations;

•	market expectations about future prices;

•	the level of global natural gas and oil exploration, production activity and inventories;

•	political conditions, including embargoes, in or affecting other oil producing activity; and

•	the price and availability of alternative fuels.

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

Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Because total estimated proved reserves include our proved undeveloped reserves at September 30, 2008, production will decline even if those proved undeveloped reserves are developed and the wells produce as expected. The rate of decline will change if production from our existing wells declines in a different manner than we have estimated. The rate of decline may change under other circumstances as well. As a result, our future oil and natural gas reserves, and our production are highly dependent upon our success in efficiently developing and exploiting our current reserves. In addition, our potential oil and gas revenues and production depend on us finding or acquiring additional recoverable reserves economically. Our cash flow and results of operations are also dependent upon these factors. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

Assets may be impaired due to full cost accounting rules.

Under full cost accounting rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the “Ceiling Test” generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires an impairment charge for accounting purposes if the ceiling is exceeded. While an impairment does not impact cash flow from operating activities, it still results in a charge to earnings. Once incurred, an impairment of oil and gas properties is not reversible at a later date. As with any charge to earnings, the market price for our stock may decline as a result.

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

The equity trading markets periodically experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price fluctuations. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated quarterly variations in our operating results;

•	actual or anticipated changes in our liquidity, financial position, or capital resources;

•	changes in expectations as to our future financial performance or changes in financial estimates, if any, of public market analysts;

•	announcements relating to our business or the business of our competitors;

•	conditions generally affecting the oil and natural gas industry;

•	changes in investor perceptions of the level of risk and volatility associated with investments in the oil and natural gas industry;

•	the success of our operating strategy;

•	the operating and stock price performance of other comparable companies; and

•	the market price of our common stock.

The market price of our common stock has declined substantially during recent months, and as a result of these factors, it is possible that the market price of our common stock will remain volatile or decline even further in the future. In addition, many brokerage firms may not effect transactions and may not deal with low priced securities as it may not be economical for them to do so. This could have an adverse effect on developing and sustaining a market for our securities. In addition, an investor may be unable to use our securities as collateral.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Required by Form 10-K for Smaller Reporting Companies.

ITEM 2.	DESCRIPTION OF PROPERTY

Location and Characteristics

Our headquarters are located at 1600 Stout Street Suite 2000 Denver, Colorado, 80202. The lease for this office space of approximately 12,400 square feet has a term expiring February, 2013.  The annual rent is approximately $0.2 million with certain adjustments for inflation and expenses.

Currently, we own property in Colorado, where we have drilled five wells on our Buckskin Mesa property, and Australia, where we have drilled one well on our property in the Northern Territory, and in Montana, where we hold a land position in the Bear Creek area.  The wells on these properties have not yet commenced oil and gas production. As of September 30, 2008, we owned working interests in eight additional natural gas wells in Colorado which are operated by EnCana Oil & Gas USA (“EnCana”).  These interests were sold to a third party in December 2008.  In November 2007, we sold 66,000 net acres of land and two wells in Montana and 173,738 acres of land in Utah and on May 30, 2008, we sold 605 net acres, 16 wells which had been drilled but not completed or connected to a pipeline, and rights to participate in an additional 8 wells in the Southern Piceance Basin in Colorado.

Piceance Basin, Colorado Properties
Buckskin Mesa Project. We own approximately 20,000 net acres of leasehold in Rio Blanco County, Colorado, subject to certain payment and work commitments, including five wells that were drilled (but not completed) during 2006-2007 calendar years, and six shut-in gas wells drilled by our predecessor in interest. During this fiscal year, we expanded our operational infrastructure for the project area, and spud and drilled the fifth of the five obligation exploratory wells specified in the original acquisition agreement with Daniels Petroleum Company (“DPC”), as amended (the “DPC Agreement”). Each of the five wells encountered greater than five hundred feet of net pay within the Cretaceous Mesa Verde Group, and each was cased in preparation for testing and completion. In conjunction with Clear Creek Energy Services, we continued working on the design and development of an expandable gathering system and primary production facility to allow for the handling and movement of a minimum of 15 million cubic feet of gas per day.

As of September 30, 2008, we had drilled five wells, awaiting completion and installation of the gathering system.  At the end of the first calendar quarter of 2008, we extended and subsequently paid $0.5 million in penalties for three wells that were required to be drilled that quarter by agreeing to pay the $1.5 million fee, plus a $1.0 million additional payment as consideration for the extension. These amounts were paid on April 28, 2008, thereby reducing the total number of wells we were committed to drill for the remainder of calendar year 2008 to 13. Prior to June 30, 2008 (the due date for commencing the next four wells), we determined that we could not obtain the materials necessary to commence such operations by June 30, and we provided written notice of such force majeure condition to DPC.  We were otherwise prepared to comply with all obligations regarding the referenced commitment.  DPC objected to the notice. On June 30, 2008, we filed an action in Denver District Court requesting the court to issue a declaratory judgment concerning this dispute (the “Daniels Litigation”).  On September 10, 2008, we entered into an amendment to the original agreement with DPC (the “Amendment”), which included a settlement of the Daniels Litigation.  Under the Amendment, we paid $0.5 million for each of the four wells scheduled to be drilled by June 30, 2008, and we paid an additional $1.5 million on January 9, 2009, as required under the Amendment.  Further, we are required to drill four wells by July 31, 2009, five additional wells

by December 31, 2009, and eleven additional wells by December 31, 2010.   If we do not satisfy these drilling requirements, our agreement with DPC requires that we pay DPC $0.5 million for each undrilled well on the last day of the applicable period.

As part of the settlement of the Daniels Litigation, PetroHunter and Daniels agreed to extend the date for commencing the first well in Buckskin Mesa to July 31, 2009, and to increase the total minimum number of obligation wells to 20, through December 2010. PetroHunter and Falcon closed the first phase of their agreement (announced August 25, 2008) on November 10, 2008, under which PetroHunter has begun testing and completion operations on two of the five wells, which PetroHunter previously drilled but did not complete in Buckskin Mesa.

PetroHunter is moving forward on the Buckskin Mesa gas gathering system. Under PetroHunter’s agreement with CCES Piceance Partners I, LLC (“Clear Creek”), PetroHunter and Clear Creek have begun ordering all necessary materials for construction of the Buckskin Mesa gathering facilities.

Logs from the five wells which PetroHunter drilled in this area in 2007 indicate an average of 500 to 600 feet of pay. The primary objective in these wells is the Williams Fork formation, while the secondary objectives are the Sego, Cozzette, and Corcoran formations, members of the Iles formation, which are below the Williams Fork.

The Company recently initiated fracture stimulation operations on the Lake 16-21 and Lake 6-22 wells. Flow testing operations are continuing and have recovered hydrocarbons from both wells.  PetroHunter will continue its completion and testing program on the Lake 16-21 and Lake 6-22 wells in the remaining intervals over the first and second quarters of our next fiscal year.

Piceance II Project.  As of September 30, 2008, we owned interests within the Piceance II Project area in one undeveloped lease and an undivided 50% working interest in eight producing wells operated by EnCana Oil & Gas (USA), Inc. (“EnCana”), all in Garfield County, Colorado, and which were sold to a third party on December 30, 2008.

Effective October 1, 2007, we entered into a trade by which we exchanged our 40 net acre leasehold interest in certain lands located in Sections 16, 17, 20 and 21 of Township 7 South, Range 95 West (along with 0.35 net under 19 gross wells) for 40 net acres of leasehold covering the 40 acre parcel located in Section 22 of Township 7 South, Range 95 West adjacent to the Furr leased lands (along with two net under two gross wells). The trade also included our acquisition of a new lease dated December 10, 2007, covering the remaining 50% of the balance of the lands located in said Section 22 to which 10 of the 14 Furr area wells were attributable.

On May 30, 2008, we completed the sale of 605 net acres of land, 16 wells which had been drilled but not completed or connected to a pipeline and rights to participate in an additional 8 wells to Laramie Energy II, LLC.  Additionally, as of June 30, 2008, as part of this transaction, we held $0.8 million in escrow relating to a dispute between us and the lessor of 435 acres of land in the Southern Piceance in which the lessor of this land claims that the lease will be terminated in conjunction with the Laramie transaction.  On August 1, 2008, we transferred the $0.8 million in escrow back to Laramie and retained the 435 acres of land relating to the escrowed amount.

Plan of Operations.  In fiscal 2009, we will focus on completing the five wells drilled in 2006-2007, and connect them to the gathering system, followed by drilling nine additional obligation wells, which must be commenced by December 31, 2009. Completion of the gathering system and central facility for the Buckskin Mesa Project will also enable us to recomplete and hook-up one or more of the six additional shut-in gas wells acquired with the properties in 2006.

Extensive regulatory compliance work has been initiated to facilitate our asset development plan, and some title issues are being addressed in connection with the drilling program for the fiscal year 2009. In summary, execution of the plan for these assets will optimally yield the drilling of not less than nine new exploratory wells in the Buckskin Mesa Prospect, and the completion or recompletion of as many as six wells in the Buckskin Mesa Prospect during fiscal year 2009.

Australia Properties
Beetaloo Basin Project.  The Beetaloo Basin property in the Northern Territory of Australia currently consists of approximately 7.0 million net contiguous acres.  Sweetpea now owns an undivided 50% working interest in the existing four exploration permits that cover this acreage following the sale of the other undivided 50% working interest to Falcon Oil & Gas Australia, Ltd., effective September 30, 2008.

Located about 600 kilometers south of Darwin, the Beetaloo Basin is a large basin, comparable in size to the Williston Basin in the U.S. or the entire southern North Sea basin. Structurally it has been viewed as a relatively simple intracratonic, passive margin basin, with minor extension (strike-slip), filled with sediments ranging from Cambrian to Mesoproterozoic rocks. However, interpretation of 2-D seismic data acquired by us in 2006 requires modification of the structural and tectonic history of the basin. The broad, low relief structures previously recognized in the basin, probably related to strike-slip movement, represent only a portion of its history. Significant and possibly multiple compressional events are observed in the basin. Ongoing geophysical evaluation has identified a more recent compressional history along the western margin of the basin resulting in a series of westerly verging, imbricate thrust faults.  All identified structures are untested and prospective.

The basin has many thousands of meters of sediments, but the reservoirs of interest to us are within 4,000 meters of the surface, most less than 3,000 meters. The sedimentary rocks include thick (hundreds of meters), rich source rocks, namely the Velkerri Shale with Total Organic Carbon (“TOC”) contents as high as 12% and the Kyalla Shale with typical TOC contents of 2-3%. There are also a number of sandstone reservoirs interbedded with the rich source rocks. These formations, from stratigraphically youngest to oldest, include the Cambrian Bukalara Sandstone, and the Neoproterozoic Hayfield, Jamison, Moroak, and Bessie Creek sandstones. A number of even deeper sandstones are expected to be very tight and are viewed as not prospective in the single well where they were tested east of the Basin.

Three primary plays have been recognized within the basin. The first is a conventional structural, shallow sweet oil play of 35° API gravity. The Bukalara, Hayfield, Jamison, and Moroak sands (and perhaps the Bessie Creek sand along the western margin) have potential for oil and gas accumulations in trapped and sealed geometries. Most of the eleven previous wells drilled within the basin had oil and gas shows, and the Jamison No. 1 well tested oil on a Drill Stem Test. Detailed petrophysical analyses have been performed on all wells and have identified significant potential in some of these tests.

The second play is an unconventional fractured shale play within the Kyalla and Velkerri formations, not unlike the Barnett Shale play in Texas, although the Barnett Shale is of Paleozoic age and the Velkerri is older, being of the Proterozoic age. It is unknown whether the hydrocarbons will be gas or oil (or possibly both) for this exploration target; however, the Barnett Shale model and algorithms in our petrophysical analyses of these shales suggest they are viable targets.  The Barnett Shale is a Paleozoic (Mississippian) black shale in Texas that ranges from a few feet to over 1,000 feet but is generally considered most favorable where the Barnett is 300 feet or more and is thermally mature with vitrinite reflectance values greater than 1.1% (Ro≥1.1) 400 feet thick and has TOC of between 1-5 weight percentage averaging between 2.5% and 3.5%.   Barnett wells are typically stimulated to induce fracturing or enhance fracturing.  The Barnett where it is the thermal maturity window of a vitrinite reflectance of 1.1 or above is considered to be in the gas window and thus prospective.  The Velkerri Shale in the Beetaloo Basin is up to 2438 feet (800 meters) thick, but the prospective portion of the Velkerri where TOCs range from 4 to 12% commonly in the 4-7% range in a 140 meter interval (or about 425 feet).  The Velkerri Shale which is PreCambrian (approximately 1.4 billion years old) is in the gas window throughout much of the Beetaloo Basin with equivalent thermal maturity values of 1.1 or higher.  It should be noted that a geochemical equivalency was developed to allow comparison of the thermal maturity levels to standard vitrinite reflectance levels.  Thus, the Velkerri and Barnett are analogous in thickness, thermal maturity where prospective for gas, and TOC.  The Kyalla Shale is also PreCambrian (Proterozoic) in age and can reach thicknesses in the subsurface up to 800 meters in the Beetaloo Basin. Approximately 115 meters (350 feet) of prospective interval for both oil and gas although TOC is somewhat lower ranging from about 1.5-8% although mostly in the 2-4% range.  The upper part of the Kyalla is in the oil window (greater than .7% equivalent vitrinite reflectance) and the lower part of the Kyalla is in the gas window (greater than 1.1% equivalent vitrinite reflectance.  Both Kyalla and Velkerri shales are fractured as evidenced cores taken in wells in the basin and observed on well logs.  For example, a Formation Micro Imager Log in the Kyalla demonstrates considerable fracturing and this fracturing extends throughout most horizons encountered in a recent test, the Shenandoah #1 complete with hydrocarbon (both oil and gas) shows.  For these reasons we consider the Kyalla and Velkerri Shales to be analogous to the Barnett Shale.

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

Because of its proximity and geological similarity to the Balmain No. 1 well, we regard this well as a twin to the Balmain No. 1 well that was drilled by an unrelated third party in 1992. The original plan to drill the Shenandoah No. 1 well under-balanced with air was modified due to encountering a shallow-sand formation that produced excessive water. The well was drilled with air along with water and mud. Oil and gas hydrocarbon shows in the Hayfield Formation and Kyalla Shale were confirmed. The mudlog exhibits gas shows and fluorescence starting at about 1,900 feet, in the Hayfield Formation, and continuing through to present depth of 4,550 feet. Over 700 feet of hydrocarbon shows have been encountered. Geologically, the Shenandoah No. 1 well has matched its prognosis and the drilling results correlate with the Balmain No. 1 well. In 2008, the Company engaged NuTech Energy Alliance to further analyze the logs from the Well, and to run a shale model, using recent North American oil productive fractured shale analogs. The preliminary results of the NuTech analysis for shales at approximately 3,000-foot depth indicate an estimated initial production rate of several hundred barrels a day (assuming a horizontal well), and a 3-year recovery of 70,000 barrels per well.

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

The exploration drilling program for fiscal 2009 will test several play concepts within the basin. Hydrocarbon potential exists in shallow, conventional structures (in the form of oil), and in deeper unconventional reservoirs, including fractured shales and basin centered gas accumulations. The unconventional plays may be gas and/or oil. All of the exploration wells are planned to reach a total depth in the Bessie Creek Sandstone formation. The deepest penetration is expected to be 3,000 meters.

Northwest Shelf Project.  Effective February 19, 2007, the Commonwealth of Australia granted to Sweetpea an exploration permit in the shallow, offshore waters of Western Australia. The permit, WA-393-P, has a six-year term and encompasses almost 20,000 acres. Geophysical data across the permit from public sources has been acquired and has been analyzed. We have committed to an exploration program with geological and geophysical data acquisition in the first two years with a third year drilling commitment and additional wells to be drilled in the subsequent three year period depending upon the results of the initial well.

Plan of Operations.  In Australia, we plan to explore and develop portions of our undivided 50% working interest in the four exploration permits that comprise the 7.0 million net acres of the project area in the Northern Territory of Australia (Beetaloo Basin). We plan to resume drilling of the Shenandoah No. 1 well. We are currently committed to drill eight additional wells on our four permits and complete a potential delineation seismic program, projected to cost a minimum of $37.0 million ($18.5 million for our 50% working interest). In calendar year 2009, we may farm-out a portion of our working interest in the acreage to third parties.

Other Assets
Bear Creek, Montana.  On September 30, 2008, we owned slightly greater than 15,990 net acres of leasehold in a combination deeper conventional gas/coalbed methane project area located in southern Montana, east of the Fiddler Creek heavy oil assets. The primary deep objectives are incised Greybull valley-fill sequences along the Nye-Bowler lineament, and the Frontier sandstone, while the shallow Ft. Union provides an opportunity to produce methane from multiple thin coal lenses at intervals from 500 to 3,000 feet. No activity was conducted in this project area during the fiscal year, nor are any funds budgeted to evaluation of this asset in the coming year.

Oil and Gas Reserves

The following table sets forth the Company’s quantities of domestic proved reserves, for the years ended September 30, 2008, and 2007 as estimated by independent petroleum engineers Gustavson Associates, LLC. The table summarizes our domestic proved reserves, the estimated future net revenues from these reserves and the standardized measure of discounted future net cash flows attributable thereto at September 30, 2008 and 2007. In accordance with PetroHunter’s planning and budgeting cycle, proved undeveloped reserves included in this table include only economic locations that are forecast to be on production before October 1, 2013. As of September 30, 2008, proved undeveloped reserves represent 83.24% of our total proved reserves.  In December 2008, we sold our working interest in our proved developed reserves to a third party for $2.3 million.

The following table is a summary of our oil and gas reserves (in thousands, except per unit data):

	Years Ended September 30,
	2008	2007
Proved Undeveloped Reserves
Natural gas (MMcf)	16,504	13,699
Oil (MBbl)	5	19
Proved Developed Reserves
Natural gas (MMcf)	3,310	—
Oil (MBbl)	2	112
Total Proved Reserves (MMcfe)	19,858	14,486
Estimated future net cash flows, before income tax	$33,739	$44,956
Standardized measure of discounted future net cash flows, before income taxes	$8,357	$19,865
Future income tax	—	—
Standardized measure of discounted future net cash flows, after income taxes	$8,357	$19,865
Calculated weighted average price at September 30,
Gas ($/Mcf)	$3.36	$3.47
Oil ($/Bbl)	$79.47	$61.28

Production Volumes, Average Sales Prices and Average Production Costs

The following table sets forth certain information regarding our net production of oil and natural gas, and certain price and cost information for our fiscal years ended September 30, 2008, 2007 and 2006.
	For the fiscal year ended September 30,
	2008	2007	2006
Production Data:
Natural gas (Mcf)	286,474	456,740	5,822
Oil (Bbl)	348	137	—
Average Prices:
Natural gas (per Mcf)	$6.82	$6.16	$6.12
Oil (per Bbl)	$111.80	$52.40	$—
Production Costs:
Lease operating expenses (per Mcfe)	$2.79	$1.73	$0.63

(a)	2008 lease operating expense includes monthly compressor rental of $0.1 million
(b)	All information relates to the US operations as no drilling or production occurred in Australia during 2008.

Productive Wells

The following table summarizes information at September 30, 2008, relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, but specifically exclude wells drilled and cased during the fiscal year that have yet to be tested for completion.  Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests in the gross wells.
	Gross			Net
	Oil	Gas	Total	Oil	Gas	Total
Location
Colorado	—	10	10	—	6	6
Australia	—	—	—	—	—	—
Total	—	10	10	—	6	6

Oil and Gas Drilling Activities

During the fiscal year ended September 30, 2008, our drilling activities were limited to Colorado and Australia. We drilled, or participated in the drilling of a total of 2 gross wells and 2 net wells categorized as follows: the Lake 6-22 well in the Buckskin Mesa Project, and the Shenandoah #1 well in the Beetaloo Basin Project. During 2008, we drilled no dry exploratory wells and no development wells.

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

Oil and Gas Interests

As of September 30, 2008, we owned interests in the following developed and undeveloped acreage positions. Undeveloped acreage refers to acreage that has not been placed in producing units.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
Location
Colorado	400	240	24,833	20,174
Montana	—	—	18,147	15,991
Australia	—	—	7,000,000	3,500,000
Total	400	240	7,042,980	3,536,165

Impairment of Oil and Gas Properties
Costs capitalized for properties accounted for under the full cost method of accounting are subjected to a ceiling test limitation to the amount of costs included in the cost pool by geographic cost center. Costs of oil and gas properties may not exceed the ceiling which is an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. During 2007, we recorded an impairment expense in the amount of $24.1 million, representing the excess of capitalized costs over the ceiling, as calculated in accordance with these full cost rules. During 2008 we recorded an impairment of $30.8 million.  Current year impairment was due to decreases in natural gas prices from our third quarter ended June 30, 2008 of $10.51 per Mcf, to $4.96 per Mcf as of September 30, 2008.

Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion expense (“DD&A”) was $1.2 million in 2008 and $1.2 million in 2007.

ITEM 3.	LEGAL PROCEEDINGS

As of September 30, 2008, the Company is not a party to any legal or administrative actions or proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on the OTC bulletin board on April 20, 2005, under the symbol “DGEO,” and has been trading under the symbol “PHUN” since August 21, 2006. The following table sets forth the high and low bid prices per share of our common stock, as reported on the OTC bulletin board for the periods indicated.

Quarter Ended	High	Low

December 31, 2006	$2.30	$1.50
March 31, 2007	$1.85	$0.96
June 30, 2007	$1.29	$0.46
September 30, 2007	$0.55	$0.16
December 31, 2007	$0.31	$0.15
March 31, 2008	$0.25	$0.12
June 30, 2008	$0.30	$0.15
September 30, 2008	$0.24	$0.11

On December 29, 2008 the last sale price for our common stock was $0.09.

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

As of December 31, 2008, there were 220 record holders of our common stock.

Recent Sales of Unregistered Securities

None

ITEM 6.	SELECTED FINANCIAL DATA

Not Required by Form 10-K for Smaller Reporting Companies

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

Background

PetroHunter is considered a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) 7, Accounting and Reporting by Development Stage Enterprises, as we have not yet commenced our planned principal operations. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues to date.

From inception (June 2005) through our fiscal year ended September 30, 2007, we devoted our efforts to the acquisition of oil and gas properties and raising capital to fund such acquisitions.  During the years ended September 30, 2006 and 2007, we operated and managed our properties in three groups:  Heavy Oil, Piceance Basin and Australia.  We determined at the end of our 2007 fiscal year that we needed to focus our operating efforts on our Buckskin Mesa and Beetaloo Basin Projects, as we lacked sufficient capital to develop our other properties. In addition, we had a $37.9 million working capital deficit as of September 30, 2007, which required us to secure additional debt financing and sell non-strategic assets. Accordingly, during the year ended September 30, 2008, we sold assets we did not consider to be central to our business plan in order to reduce a substantial accumulated working capital deficit and provide a path to achieve our future operating objectives in our core development projects. In addition, we sold certain working interests in our areas of focus in Australia and Colorado to Falcon Oil & Gas Ltd. (“Falcon”), a related party, with whom we plan to develop those properties. In August 2008, we entered into an agreement with Falcon to sell a 50% working interest in four exploration permits covering our 7.0 million-acre prospect in the Northern Territory, Australia (the “Beetaloo Basin”), and closed this transaction on September 30, 2008. We also entered into a binding agreement with Falcon to sell a 25% working interest in five wells located within our 20,000-acre Buckskin Mesa Project located in the Piceance Basin, Colorado, and to undertake a completion and testing program with respect to these five wells, and closed this transaction in November 2008.

The following discussion addresses our operating results for the years ended September 30, 2008, 2007 and 2006.

Results of Operations - Year Ended September 30, 2008 versus Year Ended September 30, 2007

Oil and Gas Revenues
Oil and gas revenues were $2.0 million and $2.8 million for the fiscal years ended September 30, 2008 and 2007, respectively, which represents a decline of $0.8 million or 29.3%.  Oil and gas revenues decreased primarily due to our swap of acreage with EnCana (see Note 3) which reduced our net producing wells from 27 in 2007 to eight wells in 2008.  In 2008, we sold 287,000 Mcf of natural gas and 348 Bbls of oil, and in 2007, we sold approximately 457,000 Mcf of natural gas and 137 Bbls of oil.  Our natural gas volumes decreased by 37.2%, while our oil sales remained insignificant.  The average price received for our natural gas sales in 2008 was $6.82 per Mcf, versus $6.16 per Mcf in 2007, representing an increase of $0.66 or 10.7%.  We also generated $0.2 million in consulting revenue in 2008 under an agreement with a third party.

Costs and Expenses.
Lease Operating Expenses.  Lease operating expenses of $0.8 million in 2008 include expenses on the remaining producing wells (our eight EnCana operated wells) of $0.5 million, and $0.3 million relating to compression charges on our Buckskin Mesa wells which are not yet producing, and are awaiting completion. We have incurred certain operating costs in anticipation of completing our five wells in our Buckskin Mesa Project, which has been delayed due to our cash flow constraints.  This compares to $0.8 million of total lease operating expenses in 2007, which solely related to our producing wells.

General and Administrative.  During 2008, general and administrative expenses decreased by $7.3 million or 40.6% in comparison to 2007. The following table highlights the areas with the most significant changes ($ in thousands):

	Year Ended September 30,
	2008	2007	Change
Payroll	$2,572	$2,346	$226
Consulting fees	1,936	2,887	(951)
Stock based compensation expense	3,276	8,172	(4,896)
Legal	906	1,419	(513)
Travel	224	1,193	(969)
Investor relations	250	709	(459)
Insurance	575	325	250
Office operations	314	457	(143)
Other Miscellaneous	689	567	122
Total	$10,742	$18,075	$(7,333)

Taken together, our payroll-related costs and consulting costs in 2008 declined $0.7 million to $4.5 million, from $5.2 million in 2007. This 13.9% decline was due to lower property development activity during 2008 and our efforts to reduce overall expenses to conserve cash. The increase in payroll-related costs is the result of converting certain long-term consultants to employees in the latter part of 2008.

Our stock based compensation expense decreased 59.9% to $3.3 million in 2008, from $8.2 million in 2007, and this $4.9 million reduction represented the most significant component of our overall reduction in general and administrative expenses. The reduction in this non-cash expense was primarily due to lower initial grant values in 2008 resulting from our falling share price, and significant charges recorded in 2007 due to the acceleration of certain stock options granted to former employees.

Our legal fees in 2008 were $0.9 million, a decrease of $0.5 million, or 36.2% lower than in 2007, due primarily to a streamlining of certain relationships with outside counsel and a conscious effort to reduce the use of outside legal services in 2008.

Our travel costs of $0.2 million in 2008 were $1.0 million or 81.2% lower than the $1.2 million in costs we incurred in 2007 as a result of our conscious efforts to manage costs and conserve cash.

Our investor relations costs of $0.3 million in 2008 were $0.4 million or $64.7% lower than the $0.7 million in costs we incurred in 2007, due primarily to our focus on expense management.  All other general and administrative costs taken together increased by $0.2 million, primarily due to increased insurance costs.

Project Development Costs — Related Party.  Property development costs were $0.0 million in 2008 and $1.8 million in 2007, as a result of our restructuring of our agreements with MAB, which was effective January 1, 2007 (See Note 10 of Notes to Consolidated Financial Statements). Prior to January 1, 2007, we incurred monthly project development costs pursuant to our Development Agreement with MAB on a series of individual property agreements, which did not continue after December 31, 2006.

Impairment of Oil and Gas Properties.  During 2008, we recorded an impairment of $30.8 million compared to $24.1 million in 2007.  Costs capitalized for properties accounted for under the full cost method of accounting are subjected to a ceiling test limitation on the amount of costs included in the cost pool by geographic cost center. Costs of oil and gas properties may not exceed the ceiling which is an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized representing the excess of capitalized costs over the ceiling, as calculated in accordance with the full cost accounting rules. The impairment in 2008 primarily resulted from the sale of oil and gas properties with significant proved reserves, offset in part by an increase in natural gas prices in 2008. The impairment in 2007 was primarily caused by an increase to the cost pool in the amount of $94.5 million, most of which was related to the fair value of the shares given up to MAB to increase our interest in several properties and as a result of the Consulting Agreement and amendments thereto. In accordance with GAAP, the shares were valued based on their market price on the date of issuance, which was $1.62 per share.

Depreciation, Depletion, Amortization and Accretion.  Depreciation, depletion, amortization and accretion expense (“DD&A”) was $1.2 million in 2008 and 2007.  Depletion is based on the production volumes described above and declined slightly in 2008 to $0.9 million from $1.0 million in 2007. Depreciation expense was slightly higher in 2008 at $0.3 million compared to $0.2 million in 2007, as the evaluated asset pool increased for the balance of the year.

Losses on Conveyances of Property.   During 2008, we completed several significant asset sales, which resulted in our recognizing losses of $20.5 million in accordance with the full cost pool accounting rules.  During our first quarter ended December 31, 2007, we sold our Heavy Oil Projects and realized net proceeds of $13.0 million. The disposition of these assets was significant in relation to our U.S. full cost pool, and therefore, we were required to evaluate whether the transaction had significantly altered the relationship between our capitalized costs and proved reserves, which could cause us to recognize a loss under the full cost pool accounting rules. Accordingly, our evaluation resulted in our recognition of an $11.9 million loss on conveyance during the quarter ended December 31, 2007. Similarly, during our third quarter ended June 30, 2008, we sold the majority of our properties in the Southern Piceance Basin in Colorado, and realized net proceeds of $18.7 million.  This transaction also required us to conduct a loss evaluation, upon which we concluded that this transaction also resulted in the recognition of an $8.6 million loss on conveyance during the quarter ended June 30, 2008. During 2007, we did not have any oil and gas property dispositions (See Note 3 of Notes to Consolidated Financial Statements).

Interest Expense.  During 2008, interest expense was $11.2 million, in comparison to $6.7 million incurred in 2007. The $4.5 million net increase in interest expense, or 67.6%, primarily relates to the following: increased interest expense of $4.4 million associated with our credit facilities with Global Project Finance AG in 2008, versus $2.1 million incurred in 2007 resulting from a partial year the debt was outstanding in 2007, and additional borrowings in 2008; interest expense of $0.6 million on our convertible debentures in 2008 with none in 2007; and increased amortization of debt discounts and issuance costs of $4.0 million in 2008 versus $1.0 million in 2007; all partially offset by a $1.9 million decrease in interest on accounts and contracts payable aggregating $1.6 million in 2008 versus $3.5 million in 2007.

Net Loss.  Our net loss of $76.9 million in 2008 compared to the loss of $49.8 million in 2007 represents an increase of $27.1 million or 54.3%, as a result of the factors above.

Year Ended September 30, 2007 vs. Year Ended September 30, 2006

Oil and Gas Revenues.  Our initial revenues were generated during 2006 in the amount of $35,656. The 2006 revenues resulted from the initial testing and production of four natural gas wells in the Piceance Basin of Colorado that sold 5,822 Mcf of natural gas. Revenues increased to $2.8 million for the 2007 fiscal year. The increase is related to our earning revenue on our interest in certain producing wells, operated by a third party, in the Piceance Basin, Colorado. In 2007, these producing wells produced and sold approximately 457,000 Mcf of natural gas and 137 Bbls of oil. Average prices received for gas sold increased to $6.16 per Mcf in 2007 from $6.12 per Mcf in 2006 as a result of market conditions.

Costs and Expenses
Lease Operating Expenses.  For 2007, lease operating expenses increased to $0.8 million compared to $0.0 million in 2006. This is a result of the fact that we had only performed testing on the four wells that we earned revenue from in 2006 while those same wells were operating for the full year during 2007.

General and Administrative.  During 2007, general and administrative expenses increased by $4.4 million or 33% in comparison to 2006. The following table highlights the areas with the most significant increases ($ in thousands):

	Year Ended September 30,
	2007	2006	Change
Payroll	$2,346	$846	$1,500
Consulting fees	2,887	1,292	1,595
Stock based compensation expense	8,172	9,189	(1,017)
Legal	1,419	550	869
Travel	1,193	759	434
Investor relations	709	553	156
IT maintenance and support	205	13	192
Total	$16,931	$13,202	$3,729

The increase in general and administrative expenses in 2007 is a result of commencing operations and hiring full-time employees in June 2006.  We also experienced increased legal fees and travel expenses due to additional business and financing transactions, along with increased development activities in Australia and Colorado.  There were no individually significant changes or trends in all other general and administrative costs not included in the above table.

Project Developmental Costs — Related Party.  Property costs incurred to MAB were $1.8 million during 2007, as compared to $4.5 million in 2006, a decrease of $2.7 million or 60%. These costs decreased as a result of the restructuring of our agreements with MAB, which was effective January 1, 2007.

Impairment of Oil and Gas Properties.  Costs capitalized for properties accounted for under the full cost method of accounting are subjected to a ceiling test limitation to the amount of costs included in the cost pool by geographic cost center. Costs of oil and gas properties may not exceed the ceiling which is an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. During 2007, we recorded an impairment expense of $24.1 million, representing the excess of capitalized costs over the ceiling, as calculated in accordance with these full cost rules. The impairment in 2007 was primarily caused by an increase to the cost pool in the amount of $94.5 million, most of which was related to the fair value of the shares given up to MAB to increase our interest in several properties and as a result of the Consulting Agreement and amendments thereto.

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

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2008, includes an explanatory paragraph relating to significant doubt or uncertainty of our ability to continue as a going concern.  From our inception to September 30, 2008, we have generated a cumulative net loss of $149.5 million, we have a working capital deficit of $3.9 million as of September 30, 2008, we have obtained waivers of the covenants of several loan agreements to avoid defaults, and have significant capital expenditure commitments. For our 2009 fiscal year, we do not expect our operations to generate sufficient cash flows to provide working capital to pay overhead expenses, the funding of our lease acquisitions, and the exploration and development of our properties. Without adequate financing, we may not be able to successfully develop prospects that we have or that we acquire and we may not achieve profitability from operations in the near future or at all. We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations. Our ability to establish ourselves as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

Schedule of Contractual Commitments

The following table summarizes the Company’s obligations and commitments to make future payments under its notes payable, operating leases, employment contracts, consulting agreements and service contracts for the periods specified as of September 30, 2008 ($ in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Related party notes	43,478	3,572	39,800	106	-
Long-term borrowings	7,236	280	-	6,956	-
Office leases	990	340	582	68	-
Compressor rentals	2,748	871	1,877	-	-
Drilling and seismic commitments	72,600	25,800	43,100	2,400	1,300
Total	$127,052	$30,863	$85,359	$9,530	$1,300

Plan of Operation

Colorado
In fiscal year 2009 we will focus on completing the five wells drilled in 2006-2007, and connect them to the gathering system, followed by drilling nine additional obligation wells, which must be commenced by December 31, 2009. Completion of the gathering system and central facility for the Buckskin Mesa Project will also enable us to recomplete and hook-up one or more of the six additional shut-in gas wells acquired with the properties in 2006.

Extensive regulatory compliance work has been initiated to facilitate our asset development plan, and some title issues are being addressed in connection with the drilling program for the fiscal year 2009. In summary, execution of the plan for these assets will optimally yield the drilling of not less than nine new exploratory wells in the Buckskin Mesa Prospect, and the completion or recompletion of as many as six wells in the Buckskin Mesa Prospect during fiscal year 2009.

Australia
We plan to explore and develop portions of our undivided 50% working interest in our 7.0 million acre position in four exploration permits in the Beetaloo Basin project area located in northwestern Australia. During calendar year 2009, we plan to drill four wells in the exploration permit blocks. We anticipate that costs related to seismic acquisition, development of operational infrastructure, and the drilling and completion of wells over the next twelve months, will aggregate approximately $18.5 million relating to our 50% working interest.  We closed the sale of a 50% working interest in four exploration permits covering the above mentioned acreage to Falcon Oil and Gas Australia Pty Ltd. on September 30, 2008.

Liquidity and Capital Resources

Our most recent year ended September 30, 2008 was a year of significant transition for us. We began the year with a $37.9 million working capital deficit, and our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments through the year ending September 30, 2009.

Given these circumstances, our primary goals during 2008 were to significantly improve our balance sheet through the sale of non-core assets, pursue debt and equity financing transactions, and to seek development partners for our Buckskin Mesa Project in Colorado and our Beetaloo Basin Project in Australia. We made significant progress toward these goals during 2008. We were successful at raising $17.2 million through borrowings under our existing credit facilities and from the sale of convertible debentures; we realized net proceeds of $13.0 million through the sale of Our Heavy Oil Projects to Pearl Exploration and Production Ltd. in November 2007; we realized net proceeds of $18.7 million from the sale of all our interest in the Piceance II properties to Laramie Energy II, LLC, in

May 2008; and we completed the sale of the following interests in our properties pursuant to a purchase and sale agreement with Falcon Oil & Gas Ltd., dated August 25, 2008: (a) an undivided 50% working interest in four exploration permits in the Beetaloo Basin, Australia, which closed on September 30, 2008 and yielded net cash proceeds of $5.0 million and securities in the common stock of Falcon valued at $14.1 million as of September 30, 2008; and (b) an undivided 25% working interest in the five wells drilled in Buckskin Mesa, including the 40-acre tract surrounding each well, which closed on November 10, 2008, in exchange for a $7.0 million cash work commitment to complete certain of these wells. In addition, in December 2008, we completed the sale of our working interests in our eight producing wells operated by EnCana Oil & Gas (USA), Inc., for net cash proceeds of $2.3 million. As a result of our completion of these transactions, we reduced our working capital deficit to $3.9 million as of September 30, 2008.

In addition, as part of the Purchase and Sale Agreement with Falcon relating to our Buckskin Mesa property, Falcon obtained an option to acquire up to a 50% interest in our entire Buckskin Mesa Project, for total consideration of $28.5 million in cash or shares of Falcon common stock, and an $18.0 million work commitment ($9.0 million of which would be a carried interest for us). Further, Falcon may elect to become the operator of the Buckskin Mesa Project for an additional payment of $3.5 million. Falcon will have 60 days to determine whether it wishes to exercise the option after we have completed our testing program, which we expect will occur during our second quarter ending March 31, 2009. The exercise of this option would provide substantial additional liquidity to us.

In October 2008, we and Global Project Finance AG (“Global”) agreed that under certain circumstances, we may reduce the outstanding balance under the credit facilities with Global by up to $20.0 million in exchange for securities in Falcon and our common stock.  If Falcon exercises its option to acquire a 50% interest in the Buckskin Mesa project and pays up to $10.0 million of the purchase price in Falcon convertible securities, we will assign to Global up to $10.0 million of such Falcon convertible securities, and pay the balance, if any, in cash, so that the total of the assigned Falcon convertible securities and any cash payment equals $10.0 million.  Global has agreed to treat this assignment and payment as payment of $10.0 million against amounts owed under the Credit Facilities.  In addition, upon exercise of the option, we would issue to Global shares of our common stock valued at $10.0 million as payment of an additional $10.0 million against amounts owed under the credit facilities.

Working Capital
Working capital is the amount by which current assets exceed current liabilities, and our working capital deficit is the result of having current liabilities in excess of our current assets. Our working capital is impacted by many factors, including changes in our oil and gas revenue production and changes in our ongoing operating costs, along with other business factors that affect our operating results and cash flows. Our working capital is also affected by the timing of operating cash receipts and disbursements, borrowings of and payments toward debt, expenditures for and sales of oil and gas properties, and increases and decreases in other assets involving cash.

As of September 30, 2008, we had a working capital deficit of $3.9 million and cash of $1.0 million, and as of September 30, 2007, we had working capital deficit of $37.9 million and cash of $0.1 million. Accordingly, we reduced our working capital deficit by $34.0 million during 2008. Included in current liabilities as of September 30, 2008 is a $4.8 million obligation we are contingently liable to pay to CCES Piceance Partners I, LLC  upon our inability to reach mutual agreement on a commitment for our long term gas gathering system for our Buckskin Mesa Project. We expect we will be able to reach agreement with them, which would then release the guarantee, and we would then offset this obligation against the related intangible asset we have recorded as of September 30, 2008.

As of September 30, 2008, a total of $14.1 million of our $17.9 million in current assets related to shares of the common stock of Falcon Oil & Gas Ltd., which have declined significantly in value subsequent to September 30, 2008, and are subject to significant price volatility.  In addition, the shares are traded on the Toronto Venture Exchange, and are denominated in Canadian Dollars, so they are also subject to changes in value due to changes in the value of the Canadian Dollar versus the U.S. Dollar.  As of September 30, 2008, Falcon common shares were trading at CAD $0.55, resulting in a total value of $14.9 million (prior to a $0.8 million impairment we recognized due to an other than temporary decline in the value of certain of the shares based on management’s plans and intentions), and as of January 9. 2009, Falcon common shares were trading at CAD $0.40, resulting in a total value of $9.7 million. Of the $5.2 million subsequent decline in value, $1.5 million of the decline was due to the strengthening of the U.S. Dollar against the Canadian Dollar, and $3.7 million of the decline was due to a drop in the market value of the shares.

In addition, a total of 14.5 million of the 28.9 million Falcon shares we have received in the Beetaloo Basin transaction are pledged as collateral for a $5.0 million loan we received from Falcon on October 1, 2008, and are reflected as restricted marketable securities on our consolidated balance sheet as of September 30, 2008. Substantially all of the proceeds of this loan were paid toward our outstanding vendor obligations as of September 30, 2008, included in accounts payable and accrued liabilities. The amount of cash we are ultimately able to realize upon the sale of these securities is a significant factor in our future liquidity and consequently will have a material effect upon our ability to meet our future cash commitments.

For our fiscal year ending September 30, 2009, we plan to fund our operating cash needs through: the sale of the Falcon stock; obtaining debt financing that is collateralized by the Falcon stock; seeking further sales of our remaining working interests in our Buckskin Mesa and Beetaloo Basin Projects; and/or completing additional private placements of debt or equity to raise cash to meet our working capital needs. A significant amount of capital is needed to fund our proposed drilling program for 2009 and to meet the balance of our operating cash needs.

Cash Flow – Year Ended September 30, 2008 versus Year Ended September 30, 2007
Net cash used in or provided by operating, investing and financing activities for the years ended September 30, 2008 and 2007 were as follows ($ in thousands):

	Year Ended September 30,
	2008	2007
Net cash used in operating activities	$(21,737)	$(10,326)
Net cash used in investing activities	$14,145	$(35,666)
Net cash provided by financing activities	$8,439	$35,483

Net Cash Used in Operating Activities.  The changes in net cash used in operating activities are attributable to our net loss, adjusted for non-cash charges as presented in the consolidated statements of cash flows, together totaling ($12.7) million, plus an additional ($9.0) million in uses of working capital, which was primarily due to our payment of approximately $16.0 million of prior year property-related obligations to our vendors, partially offset by the non-cash conversion of $6.5 million of accrued interest on our Global credit facility to equity on September 30, 2008.

Net Cash Used in Investing Activities.   Net cash used in investing activities for the year ended September 30, 2008 was primarily related to additions to oil and gas properties of $20.0 million, offset by proceeds of $31.9 million from the sale of various property interests and proceeds of $2.5 million from the sale of securities received in the sale of our Heavy Oil Projects.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities for the year ended September 30, 2008 was primarily comprised of: borrowings of $17.2 million under our Global credit facility, convertible notes, and other arrangements; net of $8.8 million of repayments on our various debt obligations other than to Global and our convertible debt holders.

Cash Flow – Year Ended September 30, 2007 versus Year Ended September 30, 2006
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

Capital Requirements
Uses of cash for 2009 will be primarily for our drilling programs in the Piceance Basin and in Australia. The following table summarizes our minimum drilling commitments for fiscal year 2009 ($ in thousands):

Activity	Prospect	Aggregate Total Cost	Our Working Interest	Our Share

Drill and complete 4 wells (a)	Buckskin Mesa	$9,600	100%	$9,600
Drill and complete 4 wells (b)	Piceance II	6,400	37.5%	2,400
Drill and complete 8 wells (c)	Beetaloo	27,600	50%	13,800
Total		$43,600		$25,800

(a)	See Subsequent Events (Note 14 of Notes to Consolidated Financial Statements) for additional information on our sale of a portion of the Buckskin Mesa project area.

(b)	Our proportionate share of the total commitment assumes our working interest partners pay their proportionate share.

(c)
See Oil & Gas properties (Note 3 of Notes to Consolidated Financial Statements) for additional explanation on our sale of a 50% working interest in 2008.  Reflects cost of eight-well commitment by December 31, 2009 that we expect to incur by September 30, 2009.

2008 Financing Transactions
During 2008, we completed financing transactions as follow:

(1)
We borrowed $8.3 million on our credit facility with Global, for a total of $39.8 million as of September 30, 2008.   The credit facility bears interest at prime plus 6.75%, which ranged from 14.0% at the beginning of the year to 11.8% at the end of the year.  Accrued interest of $6.5 million at September 30, 2008 was converted to into 32.6 million shares of our common stock in lieu of cash payment.  We pay an advance fee of 2% on all amounts borrowed under the facility, totaling $0.2 million during the year.  As of September 30, 2008, we do not expect to obtain further funds from this facility and we are working with the lender to determine ways to satisfy the outstanding balance. The funds borrowed were used to fund working capital needs of the Company.

(2)
In November 2007, we completed the sale of 8.5% convertible debentures to several accredited investors for an aggregate principal amount of $7.0 million, for which we received $6.3 million in cash proceeds.  The remaining $0.7 million resulted from a transfer of $0.5 million or the $2.9 million common stock subscription outstanding at September 30, 2007 and $0.2 million of amounts converted from other accrued expenses.  The debenture holders also received five-year warrants to purchase 46.4 million shares of common stock.  We paid a placement fee of $0.3 million.  Funds were used to fund working capital needs.

(3)	We borrowed $1.4 million from Global under short term promissory notes, which were unsecured and bore interest at 15% per annum. The funds were used primarily to fund working capital needs.

(4)	We borrowed $0.9 million from vendors which was subsequently repaid during the year.

(5)
We entered into four separate promissory notes with Bruner Family Trust, UTD March 28, 2005 for a total borrowing of $0.4 million in the current year.  Each note bears interest at 8.0%.  The funds were used to fund working capital needs.  The remaining $2.3 million of the $2.7 million balance due to the Bruner Family Trust was converted from the $2.9 million common stock subscription outstanding as of September 30, 2007.

Other Cash Sources
The continuation and future development of our business will require substantial additional capital expenditures, and we believe we are actively pursuing all of our available options to generate cash. Meeting capital expenditure, operational, and administrative needs for the period ending September 30, 2009 will depend on our success in farming out or selling portions of working interests in our properties for cash and/or funding of our share of development expenses, the availability of debt or equity financing, and the outcomes of various uncertainties, including whether Falcon will exercise its option on our Buckskin Mesa properties. To limit capital expenditures, we may form industry alliances and exchange an appropriate portion of our interest for cash and/or a carried interest in our exploration projects using farm-out arrangements. We may need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financings, credit facilities, or sales of interests in our properties, although there is no assurance additional funding will be available or that it will be available on satisfactory terms. If we are unable to raise capital through the methods discussed above, our ability to execute our development plans will be greatly impaired.

Development Stage Company
We have not commenced our principal operations or earned significant revenue as of September 30, 2008, and we are considered a development stage entity for financial reporting purposes. During the period from inception to September 30, 2008, we incurred a cumulative net loss of $149.5 million. We have raised approximately $108.3 million through borrowing and the sale of convertible notes and common stock from inception through September 30, 2008. In order to fund our planned exploration and development of oil and gas properties, we will require significant additional funding.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements.

Reserve Estimates
Our estimates of oil and natural gas reserves, by necessity, are projections based on an interpretation of geological and engineering data.  There are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures.  Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure.  The accuracy of any reserve estimate is a function of the quality of available data, engineering and geloogical interpretation and judgment.  Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, and the assumed effects of regulations by governmental agencies.  Any significant variance in the assumtions could materially affect the estimated quantity and value of the reserves which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties.

Oil and Gas Properties
The Company utilizes the full cost method of accounting for its oil and gas properties. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center on a by country basis. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

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

Asset Retirement Obligation
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

Share Based Compensation
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

We have accounted for stock-based compensation awarded to non-employees under the provisions of EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Impairment
SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets, requires long-lived assets to be held and used to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use the full cost method of accounting for our oil and gas properties. Properties accounted for using the full cost method of accounting are excluded from the impairment testing requirements under SFAS 144. Properties accounted for under the full cost method of accounting are subject to SEC Regulation S-X Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conversion Act of 1975 (“Rule 4-10”). Rule 4-10 requires that each regional cost center’s (by country) capitalized cost, less accumulated amortization and related deferred income taxes, not exceed a cost center “ceiling”. The ceiling is defined as the sum of:

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

If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense. During the periods ended September 30, 2008 and 2007, $30.8 million and $24.1 million was charged to impairment expense, respectively.

Marketable Securities
We received marketable equity securities as consideration from the sale of certain of our oil and gas properties, and account for them in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. As the shares we have received are available for sale in the short term, we account for them by marking them to market with unrealized gains and losses reflected as a component of Other Comprehensive Income, until such gains or losses become realized, when they will then be recognized in our statement of operations. In addition, in circumstances where significant price declines are experienced subsequent to the balance sheet date, we consider whether such declines are other than temporary, after considering our expected holding period, and may record a provision for impairment in the event we do not expect the value of the securities to recover from such a decline in market value. We consider our accounting for marketable securities to involve significant management judgment that is subject to estimation.

In November 2007, we received 1.5 million shares of the common stock of the purchaser of our Heavy Oil Projects, which were sold in March 2008, when we recognized a $3.0 million loss.

On September 30, 2008, we closed the sale of a 50% working interest in four of our exploration permits in Australia, and received 28.9 million shares of the common stock of the purchaser. Certain of these shares were subsequently pledged as collateral for a note, and are reflected as restricted marketable securities on our balance sheet as of September 30, 2008. In addition, we have recorded an estimated impairment of $0.8 million in relation to 2.8 million shares of unrestricted marketable securities, due to subsequent declines in the value of these shares that we consider to be other than temporary in light of our expected disposition date.

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States. SFAS 162 is effective sixty days following the SEC's approval of The Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards. We do not expect adoption of SFAS 162 will have a material impact on our Consolidated Financial Statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (the FSP). The FSP specifies that issuers of convertible debt that can be settled in cash should separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized. The FSP therefore may require different accounting for our Convertible Debentures due 2012 issued in November 2007 upon the adoption of the FSP.  We will adopt the FSP October 1, 2009. The provisions of the FSP will be applied retrospectively to all periods presented, or all periods subsequent to January 2007.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133. This new standard requires enhanced disclosures about how and why an entity uses derivative instruments, how such instruments and related hedged items are accounted for under SFAS No. 133, and how those instruments and items affect an entity’s financial position, financial performance, and cash flows. We must adopt SFAS 161 no later than October 1, 2009. We currently have no derivatives outstanding as of September 30, 2008.  The adoption of this standard may affect future disclosures related to any derivative instruments or related hedges that are entered into in future periods.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, and SFAS 160, Accounting and Reporting of Non Controlling Interest in Consolidated Financial Statements, an Amendment to ARB No. 51.  These new standards will significantly change the accounting for and reporting of business combination transactions and minority interests in financial statements. We must adopt these standards simultaneously as of October 1, 2009, for the beginning of the fiscal 2010 year. The adoption of these standards will have a material effect on the accounting for any business combination consummated thereafter or for any minority interest that exists at that time.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 became effective for us on October 1, 2008.  We believe that the impact of SFAS 159 on our consolidated results of operations, cash flows or financial position is not material.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. We adopted SFAS 157 as of October 1, 2008. We will use fair value measurements to determine the reported amounts of assets acquired and liabilities assumed in purchase transactions, in testing potential goodwill, for disclosure of the fair value of financial instruments, and elsewhere. It is therefore possible that the implementation of SFAS 157 could have a material effect on the reported amounts or disclosures in our consolidated financial statements in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by Form 10-K for Smaller Reporting Companies

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
PetroHunter Energy Corporation (a development stage company)
Denver, Colorado

We have audited the accompanying consolidated balance sheet of PetroHunter Energy Corporation (the “Company”), a development stage company, as of September 30, 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the year then ended and the cumulative period from June 20, 2005 (inception) to September 30, 2008.  We did not audit the cumulative period from June 20, 2005 (inception) to September 30, 2007. Those amounts were audited by other auditors, whose report dated January 11, 2008 has been furnished to us, and our opinion, insofar as it relates to the cumulative amounts from June 20, 2005 (inception) to September 30, 2007, is based solely on the report of the other auditors. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetroHunter Energy Corporation (a development stage company) as of September 30, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited the combination in the consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive loss of the amounts as presented for the year ending September 30, 2008 with the amounts for the corresponding statements for the period from June 20, 2005 (inception) through September 30, 2007. In our opinion the amounts have been properly combined for the period from June 20, 2005 (inception) through September 30, 2008.

The accompanying financial statements have been prepared assuming that PetroHunter Energy Corporation will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. As discussed in Note 2, certain factors indicate substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

As discussed in Notes 3, 6, 7, 9, 10 11, and 14, the Company had numerous significant transactions with related parties.

                                                                    /s/ Eide Bailly LLP
                                                                                                                         Eide Bailly LLP
Greenwood Village, Colorado
January 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PetroHunter Energy Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheet of PetroHunter Energy Corporation and subsidiaries (the “Company”), a development stage company, as of September 30, 2007, and the related consolidated statement of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended September 30, 2007 and for the period from inception (June 20, 2005) to September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PetroHunter Energy Corporation and subsidiaries as of September 30, 2007, and the results of their operations and their cash flows for the year ended September 30, 2007 and for the period from inception (June 20, 2005) to September 30, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations, has a working capital deficit of approximately $37.8 million, was not in compliance with the covenants of several loan agreements, has had multiple property liens and foreclosure actions filed by vendors, and has significant capital expenditure commitments.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payments.

As discussed in Notes 3, 6, 7, 10, 11 and 14, the Company has had numerous significant transactions with related parties.

/s/ Hein & Associates LLP

HEIN & ASSOCIATES LLP

Denver, Colorado
January 11, 2008

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,
ASSETS	2008	2007
	($ in thousands)
Current Assets
Cash and cash equivalents	$967	$120
Receivables
Oil and gas receivables, net	193	487
GST receivables	504	—
Other receivables	12	59
Due from related parties	1,840	500
Notes receivable – related party	—	2,494
Restricted marketable securities	7,495	—
Unrestricted marketable securities	6,638	—
Prepaid expenses and other assets	273	187
TOTAL CURRENT ASSETS	17,922	3,847
Property and Equipment, at cost
Oil and gas properties under full cost method, net	97,352	162,843
Furniture and equipment, net	737	569
	98,089	163,412
Other Assets
Joint interest billings	—	13,637
Restricted cash	524	599
Deposits and other assets	130	—
Deferred financing costs	1,388	529
Intangible asset	4,832	—
TOTAL ASSETS	$122,885	$182,024

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$11,981	$26,631
Notes payable – short term	329	4,167
Note payable –related party – current portion	3,572	4,255
Note payable – long term – current portion	—	120
Accrued interest payable	166	2,399
Accrued interest payable related party	969	516
Due to shareholder and related parties	—	1,474
Contracts payable – oil and gas properties	—	1,750
Convertible notes payable	—	400
Contingent purchase obligation	4,832	—
TOTAL CURRENT LIABILITIES	21,849	41,712

Notes payable – related party – net	38,035	36,864
Notes payable	—	130
Convertible notes payable – net	325	—
Asset retirement obligation	114	136
TOTAL LIABILITIES	60,323	78,842

Commitments and Contingencies (Notes 3, 5, 6, 11 and 13)
Common Stock Subscribed	—	2,858
Stockholders’ Equity
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; 373,343,544 and 278,948,841 issued and outstanding at September 30, 2008 and 2007, respectively	374	279
Additional paid-in-capital	212,308	172,672
Accumulated other comprehensive loss	(632)	(5)
Deficit accumulated during the development stage	(149,488)	(72,622)
TOTAL STOCKHOLDERS’ EQUITY	62,562	100,324
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$122,885	$182,024
See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2008	Year Ended September 30, 2007	Year Ended September 30, 2006	Cumulative from Inception (June 20, 2005) to September 30, 2008
	($ in thousands, except per share amounts)
Revenues
Oil and gas revenues	$1,993	$2,820	$36	$4,849
Other revenues	187	—	—	187
Total Revenue	2,180	2,820	36	5,036

Costs and Expenses
Lease operating expenses	805	793	4	1,602
General and administrative	10,742	18,075	13,638	43,691
Project development costs — related party	—	1,815	4,530	7,205
Impairment of oil and gas properties	30,847	24,053	—	54,900
Depreciation, depletion, amortization and accretion	1,230	1,245	73	2,548
Total operating expenses	43,624	45,981	18,245	109,946
Loss from Operations	(41,444)	(43,161)	(18,209)	(104,910)

Other Income (Expense)
Loss on conveyances of property	(20,469)	—	—	(20,469)
Foreign currency exchange gain	11	23	—	34
Interest income	65	36	3	104
Interest expense	(11,242)	(6,709)	(2,486)	(20,460)
Loss on sale of securities	(2,987)	—	—	(2,987)
Impairment of marketable securities	(800)	—	—	(800)
Total other expense	(35,422)	(6,650)	(2,483)	(44,578)
Net Loss	$(76,866)	$(49,811)	$(20,692)	$(149,488)
Net loss per common share — basic and diluted	$(0.24)	$(0.20)	$(0.14)
Weighted average number of common shares outstanding — basic and diluted	322,902,152	243,816,957	147,309,096

See accompanying notes to consolidated financial statements

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Total Comprehensive Loss	Common Stock Subscribed
	($ in thousands)
Balance, June 20, 2005 inception)	$—	$—	$—	$—	$—	$—	$—	$—
Shares issued to founder at $0.001 per share	100,000,000	100	—	—	—	100	—	—
Stock based compensation costs for options granted to non- employees	—	—	823	—	—	823	—	—
Net loss	—	—	—	(2,119)		(2,119)	(2,119)	—
Balance, September 30, 2005	100,000,000	100	823	(2,119)	—	(1,196)	(2,119)	—
Shares issued for property interests at $0.50 per share	3,000,000	3	1,497	—	—	1,500	—	—
Shares issued for finder’s fee on property at $0.50 per share	3,400,000	3	1,697	—	—	1,700	—	—
Shares issued upon conversion of debt, at $0.50 per share	44,063,334	44	21,988	—	—	22,032	—	—
Shares issued for commission on convertible debt at $0.50 per share	2,845,400	3	1,420	—	—	1,423	—	—
Sale of shares and warrants at $1.00 per unit	35,442,500	35	35,407	—	—	35,442	—	—
Shares issued for commission on sale of units	1,477,500	1	1,476	—	—	1,477	—	—
Costs of stock offering:	—	—	—	—	—	—	—	—
Cash	—	—	(1,638)	—	—	(1,638)	—	—
Shares issued for commission at $1.00 per share	—	—	(1,478)	—	—	(1,478)	—	—
Exercise of warrants	1,000,000	1	999	—	—	1,000	—	—
Recapitalization of shares issued upon merger	28,700,000	30	(436)	—	—	(406)	—	—
Stock based compensation	—	—	9,189	—	—	9,189	—	—
Net loss	—	—	—	(20,692)	—	(20,692)	(20,692)	—
Balance, September 30, 2006	219,928,734	220	70,944	(22,811)	—	48,353	(20,692)	—
Common stock subscribed	—	—	—	—	—	—	—	2,858
Shares issued for property interests at $1.70 per share	2,428,100	2	4,125	—	—	4,127	—	—
Shares issued for property interests at $1.62 per share	50,000,000	50	80,950	—	—	81,000	—	—
Shares issued for property interests at $1.49 per share	256,000	—	382	—	—	382	—	—
Shares issued for commission costs on property at $1.65 per share	121,250	—	200	—	—	200	—	—
Shares issued for finance costs on property at $1.72 per share	571,900	1	984	—	—	985	—	—
Shares issued for finance costs on property at $1.29 per share	475,000	—	612	—	—	612	—	—
Shares issued for finance costs on property at $0.70 per share	642,857	1	449	—	—	450	—	—
Shares issued for finance costs on property at $0.51 per share	525,000	1	268	—	—	269	—	—
Shares issued for finance costs on property at $0.23 per share	4,000,000	4	916	—	—	920	—	—
Foreign currency translation adjustment	—	—	—	—	(5)	(5)	(5)	—
Discount on notes payable	—	—	4,670	—	—	4,670	—	—
Stock based compensation	—	—	8,172	—	—	8,172	—	—
Net loss	—	—	—	(49,811)	—	(49,811)	(49,811)	—
Balance, September 30, 2007	278,948,841	279	172,672	(72,622)	(5)	100,324	(49,816)	2,858
Shares returned for property conveyance at $0.22 per share	(6,400,000)	(6)	(1,402)	—	—	(1,408)	—	—
Shares issued for property interests at $0.31 per share - related party	25,000,000	25	7,725	—	—	7,750	—	—
Shares issued in connection with debt conversion at $0.23 per share – related party	16,000,000	16	3,664	—	—	3,680	—	—
Shares issued for property conveyance at $0.25 per share	5,000,000	5	1,245	—	—	1,250	—	—
Shares issued for finance costs at $0.28 per share	200,000	—	56	—	—	56	—	—
Shares issued for conversion of convertible debt at $0.20 per share	2,677,519	3	533	—	—	536	—	—

Common shares issued for conversion of accrued interest – related party at $0.20 per share	32,600,075	33	6,487	—	—	6,520	—	—
Shares issued for vendor settlements at $0.20 per share	16,879,219	17	3,359	—	—	3,376	—	—
Shares issued for finance costs at $0.18 per share	2,037,890	2	365			367
Shares issued for purchase option at $0.20 per share	400,000	—	80	—	—	80	—	—
Discount associated with beneficial conversion feature and detachable warrants on convertible debenture issuance	—	—	6,956	—	—	6,956	—	—
Warrant value associated with convertible debenture issuance	—	—	21	—	—	21	—	—
Warrant value associated with debt conversion – related party	—	—	1,841	—	—	1,841	—	—
Debt conversion - related party	—	—	2,704	—	—	2,704	—	—
Recognition of warrant value associated with amendment & waiver on convertible debt	—	—	495	—	—	495	—	—
Discount on notes payable	—	—	336	—		336
Stock based compensation	—	—	3,276	—	—	3,276	—	—
Origination fees associated with debt issuance	—	—	1,895	—		1,895
Foreign currency translation adjustment	—	—	—	—	(627)	(627)	(627)	—
Net loss	—	—	—	(76,866)	—	(76,866)	(76,866)	—
Balance, September 30, 2008	373,343,544	$374	$212,308	$(149,488)	$(632)	$62,562	$(77,493)

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2008	Year Ended September 30, 2007	Year Ended September 30, 2006	Cumulative from Inception (June 20, 2005) to September 30, 2008
	($ in thousands)
Cash flows used in operating activities
Net loss	$(76,866)	$(49,811)	$(20,692)	$(149,488)
Adjustments used to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,276	8,172	9,189	21,460
Depreciation, depletion, amortization and accretion	1,230	1,245	73	2,548
Impairment of oil and gas properties	30,847	24,053	—	54,900
Warrants issued to settle interest costs	495	—	—	495
Amortization of deferred financing costs	1,575	200	1,423	3,198
Amortization of debt discount and beneficial conversion feature	2,419	1,036	—	3,455
Loss on conveyance of properties	20,469	—	—	20,469
Losses on sale and impairment of marketable securities	3,787	—	—	3,787
Other, net	45	(23)	—	122
Changes in operating assets and liabilities:
Receivables	(163)	(488)	(58)	(709)
Due from related party	—	421	(921)	(500)
Prepaid expenses and other assets	(216)	(36)	9	(261)
Accounts payable and accrued expenses	(7,161)	3,628	882	(2,307)
Due to shareholder and related parties	(1,474)	1,277	(451)	—
Net cash used in operating activities	(21,737)	(10,326)	(10,546)	(42,831)
Cash flows used in investing activities
Additions to oil and gas properties	(20,040)	(33,038)	(31,062)	(85,705)
Proceeds from sale of oil and gas properties	31,922	—	—	31,922
Sale of trading securities	2,541	—	—	2,541
Note receivable — related party	—	(2,494)	—	(2,494)
Additions to furniture and equipment	(353)	(134)	(553)	(1,040)
Restricted cash	75	—	(1,077)	(1,002)
Net cash used in investing activities	14,145	(35,666)	(32,692)	(55,778)
Cash flows from financing activities
Proceeds from the sale of common stock	—	300	35,442	35,742
Proceeds from common stock subscribed	—	2,858	—	2,858
Proceeds from the Global credit facility	8,250	31,550	—	39,800
Borrowing on short-term notes payable	850	—	—	850
Proceeds from related party borrowings	1,770	775	—	2,545
Proceeds from issuance of convertible notes	6,330	—	17,795	27,162
Payments on short-term notes payable	(6,163)	—	—	(6,163)
Payments on related party borrowings	(2,598)	—	—	(2,598)
Proceeds from the exercise of warrants	—	—	1,000	1,000
Cash received upon recapitalization and merger	—	—	21	21
Offering and financing costs	—	—	(1,638)	(1,638)
Net cash provided by financing activities	8,439	35,483	52,620	99,579
Effect of exchange rate changes on cash	—	(3)	—	(3)
Net (decrease) increase in cash and cash equivalents	847	(10,512)	9,382	967
Cash and cash equivalents, beginning of period	120	10,632	1,250	—
Cash and cash equivalents, end of period	$967	$120	$10,632	$967

Supplemental schedule of cash flow information
Cash paid for interest		$2,698	$473	$1,028	$4,199
Cash paid for income taxes	$	---	$—	$—	$—
Supplemental disclosures of non-cash investing and financing activities
Shares issued for expenditures advanced		$—	$—	$—	$100
Contracts for oil and gas properties		$(1,500)	$1,750	$6,621	$12,024
Shares issued for debt conversion		$6,920	$—	$22,032	$28,952
Shares issued for commissions on offerings		$56	$—	$2,900	$2,956
Shares issued for property		$9,000	$81,000	$—	$90,000
Shares returned on property conveyances		$(1,408)	$—	$—	$(1,408)
Shares issued for payment of accrued interest		$6,520	$—	$—	$6,520
Shares issued for property and finder’s fee on property		$367	$7,444	$2,200	$10,011
Shares issued for vendor settlements		$3,376	$—	$—	$3,376
Warrants issued for debt		$4,588	$4,670	$—	$9,258
Non-cash uses of notes payable and accounts payable and accrued liabilities		$—	$26,313	$—	$26,313
Convertible debt issued for property		$—	$—	$1,200	$1,200
Discount associated with beneficial conversion feature And detachable warrants		$6,956	$—	$—	$6,956
Common stock subscriptions converted to notes and convertible debentures		$2,858	$—	$—	$2,858
Marketable securities received from sale of oil and gas properties		$20,461	$—	$—	$20,461
Acquisition of oil and gas properties by exchange of joint interest billings, oil and gas receivables and accounts payable		$12,707	$—	$—	$12,707

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Basis of Presentation

We are a development stage global oil and gas exploration and production company committed to acquiring and developing primarily unconventional natural gas and oil prospects that we believe have a very high probability of economic success. Since our inception in 2005, our principal business activities have been raising capital through the sale of common stock and convertible notes and acquiring oil and gas properties in the western United States and Australia.  As of September 30, 2008, we owned property in Rio Blanco and Garfield County, Colorado, Bear Creek County, Montana, and Australia.  We have drilled five wells on our Buckskin Mesa property located in Rio Blanco County, Colorado.  In the Piceance Basin, we hold an interest in proved properties located in Garfield County, Colorado.  During the period ended September 30, 2008, we owned working interests in eight wells which were operated by EnCana Oil & Gas USA (“EnCana”) and are currently producing gas out of the Piceance Basin.   On December 30, 2008, we sold these proved developed producing properties with an effective date of December 1, 2008.  Subsequent to the sale we continue to hold an interest in proved developed and undeveloped properties in the Piceance Basin.  In Montana, we currently hold a land position in the Bear Creek area.  The wells on these properties have not yet commenced oil and gas production.  In November 2007, we sold 66,000 net acres of land and two wells in Montana and 173,738 acres of land in Utah (see “Heavy Oil Projects” in Note 3).  On May 30, 2008, we sold 605 net acres, 16 wells in Montana that had been drilled but not completed or connected to a pipeline and rights to participate in an additional eight wells in the Southern Piceance Basin in Colorado (see Note 3). In Australia we have drilled one well on our property in the Northern Territory and are undergoing a major development project in the area.

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

Subsequent to the closing of the Exchange Agreement, Digital acquired all the remaining outstanding stock of GSL, and effective August 14, 2006, Digital changed its name to PetroHunter Energy Corporation (“PetroHunter”) and reincorporated under the laws of the state of Maryland.  Likewise, in October 2006, GSL changed its name to PetroHunter Operating Company.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting - The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying statements of operations, we have incurred a cumulative net loss of $149.5 million for the period from inception (June 20, 2005) to September 30, 2008, have a working capital deficit of approximately $3.9 million as of September 30, 2008, and were not in compliance with the covenants of several loan agreements. As of September 30, 2008, we have earned oil and gas revenue from our initial operating wells, but will require significant additional funding to sustain operations and satisfy contractual obligations for planned oil and gas exploration, development and operations in the future. These factors, among others, may indicate that we may be unable to continue in existence.  Our financial statements do not include adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.  Our ability to establish ourselves as a going concern is dependent upon our ability to obtain additional financing to fund planned operations and to ultimately achieve profitable operations. Management believes that we can be successful in farming out or selling portions of working interests in our properties for cash and/or funding of our share of development expenses, obtaining debt and/or equity financing, and selling our marketable securities, which will enable us to continue in existence and establish ourselves as a going concern.  We have raised approximately $108.3 million through September 30, 2008 through issuances of common stock, convertible, and other debt. We believe we will be successful at raising necessary funds to meet our obligations for our planned operations.

For the 12 months ended September 30, 2008 and 2007, the consolidated financial statements include the accounts of PetroHunter and our wholly-owned subsidiaries. For the period from June 20, 2005 through September 30, 2005, the consolidated financial statements include only the accounts of GSL. All significant intercompany transactions have been eliminated upon consolidation.

Use of Estimates – The preparation of our consolidated financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.  Our significant estimates include the estimated life of long-lived assets, use of reserves in the estimation of depletion of oil and gas properties, impairment of oil and gas properties, asset retirement obligation liabilities and the market value of securities.

Reclassifications - Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation. Such reclassifications have had no effect on net loss.

Cash and Cash Equivalents - We consider investments in highly liquid financial instruments with an original stated maturity of three months or less to be cash equivalents.

Goods and Services Taxes (“GST”) – We have recorded a $0.5 million receivable for GST as of September 30, 2008.  We have also recorded a GST payable of $1.8 million in Accounts Payable and Accrued Expenses, which is due by February 28, 2009.

Accounts Receivable - Accounts receivable at September 30, 2008 (other than GST Receivables) include Oil and Gas Receivables. Oil and Gas Receivables represent revenue earned on our operating wells that have not yet been collected. The balances at September 30, 2008 and 2007 were $0.2 million and $0.5 million, respectively. Based on our history of collections with the operator, we have deemed that no allowance is necessary on this balance.

Marketable Securities – We received marketable equity securities as consideration from the sale of certain of our oil and gas properties, and account for them in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. As the shares we have received are available for sale in the short term, we account for them by marking them to market with unrealized gains and losses reflected as a component of Other Comprehensive Income, until such gains or losses become realized, when they are then recognized in our statement of operations. In addition, in circumstances where significant price declines are experienced subsequent to the balance sheet date, we consider whether such declines are other than temporary, after considering our expected holding period, and may record a provision for impairment in the event we do not expect the value of the securities to recover from such a decline in market value. We consider our accounting for marketable securities to involve significant management judgment that is subject to estimation.

In November 2007, we received 1.5 million shares of the common stock of the purchaser of our Heavy Oil Projects (see Note 3), which were sold in March 2008, when we recognized a $3.0 million loss (see Note 3).

On September 30, 2008, we closed the sale of a 50% working interest in four of our exploration permits in Australia, and received 28.9 million shares of the common stock of the purchaser, a related party. Certain of these shares were subsequently pledged as collateral for a note, and are reflected as restricted marketable securities on our balance sheet as of September 30, 2008. In addition, we have recorded an estimated impairment of $0.8 million in relation to 2.8 million shares of unrestricted marketable securities, due to subsequent declines in the value of these shares that we consider to be other than temporary in light of our expected disposition date (Notes 3 and 14).

Concentration of Credit Risk - Financial instruments which potentially subject us to concentrations of credit risk consist of cash, receivables and marketable securities. We periodically evaluate the credit worthiness of financial institutions, and maintain cash accounts only with major financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. On occasion, the Company may have cash in banks in excess of federally insured amounts. We believe that credit risk associated with cash is remote.  Credit risk associated with receivables and marketable securities has been discussed earlier in Note 2.

Oil and Gas Properties - The Company utilizes the full cost method of accounting for its oil and gas properties. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center on a by country basis. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

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

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets approximating seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets using the straight-line method. The costs of maintenance and repairs, which are not significant improvements, are expensed when incurred. Expenditures to extend the useful lives of assets are capitalized.  We have capitalized costs associated with various equipment leases in accordance with SFAS 13, “Accounting for Leases.” These amounts have been presented as components of our property and equipment in our consolidated balance sheets.

Joint Interest Billings - Joint interest billings represent our working interest partners’ share of costs that we paid on their behalf of certain wells.  During the year ended September 30, 2008, we entered into a swap transaction whereby we increased our interest in certain wells which provided us a 100% working interest in all 12 of these wells, representing approximately $12.6 million of the Joint interest billing balance and as a result, $12.6 million was reclassified to oil and gas properties in the first quarter of 2008 (see Note 3).

Restricted Cash - Restricted cash consists of certificates of deposit underlying letters of credit for exploration permits, state and local bonds and guarantees to vendors.

Asset Retirement Obligation - Asset retirement obligations associated with tangible long-lived assets are accounted for in accordance with SFAS 143, Accounting for Asset Retirement Obligations. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion, amortization and accretion expense in the accompanying consolidated statements of operations.

Operating Leases – We lease our offices under operating leases, and our lease agreements generally include rent escalation clauses. Most of the Company’s lease agreements include renewal periods at the Company’s option. We recognize scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.

Deferred Rent – Deferred rent relates to certain of our operating leases containing predetermined fixed increases of the base rental rate during the lease term being recognized as rental expense on a straight-line basis over the lease term. We have recorded the difference between the amounts charged to operations and amounts payable under the leases as deferred rent in the accompanying consolidated balance sheets.

Debt Issue Costs – Debt issuance costs represent direct costs incurred for the issuance of long-term debt. These costs are amortized to interest expense over the lives of the respective debt issues using the effective interest method. When debt is repaid early, the portion of unamortized debt issue costs related to the principal repayment is written off and included in interest expense.

Impairment- SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets, requires long-lived assets to be held and used to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use the full cost method of accounting for our oil and gas properties. Properties accounted for using the full cost method of accounting are excluded from the impairment testing requirements under SFAS 144. Properties accounted for under the full cost method of accounting are subject to SEC Regulation S-X Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conversion Act of 1975 (“Rule 4-10”). Rule 4-10 requires that each regional cost center’s (by country) capitalized cost, less accumulated amortization and related deferred income taxes, not exceed a cost center “ceiling”. The ceiling is defined as the sum of:

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

If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense. During the periods ended September 30, 2008 and 2007, $30.8 million and $24.1 million was charged to impairment expense, respectively.

Fair Value - The carrying amounts reported in the consolidated balance sheets for cash, receivables, marketable securities, prepaid assets, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Off Balance Sheet Arrangements - As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships. These entities are often referred to as structured finance or special purpose entities (“SPEs”), and are usually established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2008, we have not been involved in unconsolidated SPE transactions.

Revenue Recognition - We recognize revenues from the sales of natural gas and crude oil related to our interests in producing wells when delivery to the customer has occurred and title has transferred. We currently have no gas balancing arrangements in place.  Revenue has been presented on a gross basis, prior to deductions for taxes and gathering expenses.

Comprehensive Loss - Comprehensive loss consists of net loss and foreign currency translation adjustments. Comprehensive loss is presented net of income taxes in the consolidated statements of stockholders’ equity and comprehensive loss.

Income Taxes – We have adopted the provisions of SFAS 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  We adopted FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes.  FIN 48  requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or non current liability, based on the expected timing of payments to taxing authorites.  The Company had no uncertain tax positions as of September 30, 2008 or 2007.

Temporary differences between the time of reporting certain items for financial and tax reporting purposes consist primarily of exploration and development costs on oil and gas properties, and stock based compensation of options granted.

Loss Per Common Share - Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Convertible equity instruments such as stock options and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti-dilutive. The diluted weighted-average number of common shares outstanding excluded potential common shares from stock options and warrants of approximately 177,519,000 and 85,923,000 for the years ending September 30, 2008 and 2007, respectively.

Contingencies – In accounting for legal matters and other contingencies we follow the guidance in SFAS 5, Accounting for Contingencies, under which loss contingencies are accounted for based upon the likelihood of an impairment of an asset or the occurrence of a liability. If a loss contingency is “probable” and the amount of the loss can be reasonably estimated, it is accrued.  If a loss contingency is “probable” but the loss cannot be reasonably estimated, disclosure is made. If a loss contingency is “reasonably possible” disclosure is made, including a potential range of loss, if determinable. Loss contingencies that are “remote” are neither accounted for nor disclosed. Gain contingencies are given no accounting recognition until realized, but are disclosed if material.

Guarantees - As part of a Gas Gathering Agreement we have with CCES Piceance Partners I, LLC (“CCES”), we have guaranteed that, should there be a mutual failure to execute a formal agreement for long-term gas gathering services in the future, we will repay CCES for certain costs they have incurred in relation to the development of a gas gathering system and repurchase certain gas gathering assets we sold to CCES.  We have accounted for this guarantee using Financial Accounting Standards Board (“FASB”) Interpretation No. 45 as amended, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which requires us to recognize a liability for the obligations undertaken upon issuing the guarantee in order to have a more representationally faithful depiction of the guarantor’s assets and liabilities.  Accordingly, we have recognized a $4.8 million contingent purchase obligation and related intangible asset on our balance sheet, as of September 30, 2008.  See Note 13.

Share Based Compensation - Effective October 1, 2006, we adopted the provisions of SFAS 123(R) (as amended), Share-Based Payment, using the modified prospective method, which results in the provisions of SFAS 123(R) being applied to the consolidated financial statements on a going-forward basis. SFAS 123(R) revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

We have accounted for stock-based compensation awarded to non-employees under the provisions of EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Recently Issued Accounting Pronouncements – In May 2008, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States. SFAS 162 is effective sixty days following the SEC's approval of The Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards. We do not expect adoption of SFAS 162 will have a material impact on our Consolidated Financial Statements.

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (the FSP). The FSP specifies that issuers of convertible debt that can be settled in cash should separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized. The FSP therefore may require different accounting for our Convertible Debentures due 2012 issued in November 2007 upon the adoption of the FSP.  We will adopt the FSP October 1, 2009. The provisions of the FSP will be applied retrospectively to all periods presented, or all periods subsequent to January 2007.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133. This new standard requires enhanced disclosures about how and why an entity uses derivative instruments, how such instruments and related hedged items are accounted for under SFAS No. 133, and how those instruments and items affect an entity’s financial position, financial performance, and cash flows. We must adopt SFAS 161 no later than October 1, 2009. We currently have no derivatives outstanding as of September 30, 2008.  The adoption of this standard may affect future disclosures related to any derivative instruments or related hedges that are entered into in future periods.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, and SFAS 160, Accounting and Reporting of Non Controlling Interest in Consolidated Financial Statements, an Amendment to ARB No. 51.  These new standards will significantly change the accounting for and reporting of business combination transactions and minority interests in financial statements. We must adopt these standards simultaneously as of October 1, 2009, for the beginning of the fiscal 2010 year. The adoption of these standards will have a material effect on the accounting for any business combination consummated thereafter or for any minority interest that exists at that time.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 became effective for us on October 1, 2008.  We believe that the impact of SFAS 159 on our consolidated results of operations, cash flows or financial position is not material.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. We adopted SFAS 157 as of October 1, 2008. We will use fair value measurements to determine the reported amounts of assets acquired and liabilities assumed in purchase transactions, in testing potential goodwill, for disclosure of the fair value of financial instruments, and elsewhere. It is therefore possible that the implementation of SFAS 157 could have a material effect on the reported amounts or disclosures in our consolidated financial statements in future periods.

Note 3 — Oil and Gas Properties

Commencing effective July 1, 2005 and continuing through December 31, 2006, we and MAB operated pursuant to a Development Agreement and a series of individual property agreements (collectively, the “EDAs”).  Effective January 1, 2007, the Development Agreement and the EDAs were replaced in their entirety by the Consulting Agreement with MAB (see Note 10).

The following description of our oil and gas property acquisitions for the period from inception to September 30, 2008 is pursuant to the original Development Agreement and related EDAs. All references to the Company’s obligations to pay “project development costs” pertaining to the following properties relate to the specified amount of capital expenditures (for each such property), which were credited against our obligation to carry MAB for MAB’s 50% portion of such expenditures. Effective January 1, 2007, for properties that both MAB and the Company owned working interest, MAB assigned its remaining undivided working interests in those properties to the Company, and the commitment to pay up to a certain portion of project costs was terminated (see Note 10).

The following is a summary of oil and gas property costs not subject to amortization at September 30, 2008 ($ in thousands):

	2008	2007	2006	Previous	Total
United States:
Acquisition (Divestiture) costs	$(10,025)	$64,688	$10,722	$5,363	$70,748
Exploration costs	(5,645)	15,807	172	3	10,337
Development costs	—	—	—	—	—
Capitalized interest	—	955	—	—	955
Total	(15,670)	81,450	10,894	5,366	82,040
Australia:
Acquisition (Divestiture) costs	(21,033)	6,450	5,542	—	(9,041)
Exploration costs	—	10,913	612	—	11,525
Development costs	—	—	—	—	—
Capitalized interest	—	52	—	—	52
Total	(21,033)	17,415	6,154	—	2,536
Acquisition (Divestiture) costs	(31,058)	71,138	16,264	5,363	61,707
Exploration costs	(5,645)	26,720	784	3	21,862
Development costs	—	—	—	—	—
Capitalized interest	—	1,007	—	—	1,007
Total	$(36,703)	$98,865	$17,048	$5,366	$84,576

The following is a summary of oil and gas property costs not subject to amortization by prospect at September 30, 2008 ($ in thousands):

	2008	2007	2006	Previous	Total
United States:
Buckskin Mesa	$7,459	$34,569	$4,793	$5,366	$52,187
Piceance II	(14,727)	39,232	5,126	—	29,631
Sugarloaf	(7,029)	7,029	—	—	—
Total Piceance Basin	(14,297)	80,830	9,919	5,366	81,818
Bear Creek	(1,373)	620	975	—	222
Total United States	(15,670)	81,450	10,894	5,366	82,040
Australia:
Beetaloo	(21,033)	17,415	6,154	—	2,536
Total	$(36,703)	$98,865	$17,048	$5,366	$84,576

Included below is the description of significant oil and gas properties and their current status.

US Projects – Piceance Basin

Buckskin Mesa Project - The Buckskin Mesa Project area was purchased on September 17, 2005 from MAB Resources, subject to a drilling commitment agreement with Daniels Petroleum Company ("DPC").  The property is located in the northern part of the Piceance Basin in Rio Blanco County, Colorado.  We own approximately 20,000 net acres of leasehold in Rio Blanco County, Colorado, subject to certain payment and work commitments, including five wells that were drilled (but not completed) during 2006-2007 calendar years, and six shut-in gas wells drilled by our predecessor in interest.

At the end of our second fiscal quarter of 2008, we extended and subsequently paid $0.5 million in penalties for three wells that were required to be drilled that quarter by agreeing to pay the $1.5 million fee, plus a $1.0 million additional penalty. These amounts were paid on April 28, 2008, thereby reducing the total number of wells we were committed to drill for the remainder of calendar year 2008 to 13. Prior to June 30, 2008 (the due date for commencing the next four wells), we determined that we could not obtain the materials necessary to commence such operations by June 30, and we provided written notice of such force majeure condition to  DPC.  We were otherwise prepared to comply with all obligations regarding the referenced commitment.  DPC objected to the notice. On June 30, 2008, we filed an action in Denver District Court requesting the court to issue a declaratory judgment concerning this dispute (the “Daniels Litigation”).  On September 10, 2008, we entered into an amendment to the original agreement with DPC (the “Amendment”), which included a settlement of the Daniels Litigation.  Under the Amendment, we paid $0.5 million for each of the four wells scheduled to be drilled by June 30, 2008 from the proceeds of the Falcon loan on October 1, 2008 (see Note 14), and we paid an additional $1.5 million on January 9, 2009 from the $7.0 million of completion capital provided by Falcon described below, as required under the Amendment.  Further, we are required to drill four wells by July 31, 2009, five additional wells by December 31, 2009, and eleven additional wells by December 31, 2010.   If we do not satisfy these drilling requirements, our agreement with DPC requires that we pay DPC $0.5 million for each undrilled well on the last day of the applicable period.

As part of the settlement of the Daniels Litigation, PetroHunter and Daniels agreed to extend the date for commencing the first well in Buckskin Mesa to July 31, 2009, and to increase the total minimum number of obligation wells to 20, through December 2010. PetroHunter and Falcon closed the first phase of their agreement (announced August 25, 2008) on November 10, 2008, under which PetroHunter will begin testing and completion operations on one or more of the five wells, which PetroHunter previously drilled but did not complete in Buckskin Mesa.

At September 30, 2008, we reflected amounts due to DPC for obligations incurred under the DPC Agreements, as amended, of $3.8 million.  Since entering into the Amendment on September 10, 2008, we have been in compliance with our agreement with DPC.

On August 25, 2008, we entered into a purchase and sale agreement with Falcon Oil and Gas Ltd. (“Falcon”) to sell a 25% working interest in the five drilled but uncompleted wells, including the 40-acre tract surrounding each well.    As part of the transaction, we also granted Falcon an option to acquire an undivided 50% working interest in our 20,000-acre Buckskin Mesa project. As operator, we will conduct the testing and completion program. As consideration for the working interest and option, Falcon will pay for all testing and completion costs related to the five wells, up to $7.0 million. Following the completion program, Falcon will have up to 60 days to decide whether to exercise the option.  If Falcon elects to exercise the option, it will pay an additional $18.0 million for drilling and development in Buckskin Mesa, with $9.0 million representing a 50% carried interest credited to us. Further, Falcon will pay $28.5 million directly to us, subject to adjustment under the agreement, payable in cash, Falcon stock, or a combination of both.  We will retain an undivided 50% working interest in the Buckskin Mesa leases, and will remain operator of the properties, subject to Falcon’s election to become operator upon the payment of an additional $3.5 million in cash or Falcon shares.  In November 2008, we completed the sale of the 25% working interest in the wells (see Note 14).

Piceance II Project - The Piceance II Project was acquired December 29, 2005 from MAB Resources.  The property is located in the Piceance Basin, Garfield County, Colorado.  We own approximately 482 net acres within the Jolley area.  As of September 30, 2008, we had 8 producing gas wells that were operated by EnCana Oil and Gas (USA) Inc. (“EnCana”).  We sold these wells in December 2008 for $2.3 million in cash (see Note 14).

On December 10, 2007, we entered into two agreements with EnCana to exchange interests in certain Piceance Basin wells as follows:

Exchange 1 — We received an interest in 40 net acres, including two wells with a total present value of net cash flows discounted at 10% as of September 30, 2007 of $2.6 million, and conveyed interests in 19 wells with a total present value of net cash flows discounted at 10% as of September 30, 2007 of $0.9 million. We relieved each other of existing obligations related to all past costs and operations. Therefore, EnCana’s share of the costs to drill the two wells of $3.2 million reflected as Joint interest billings in our consolidated balance sheet at September 30, 2007 was reclassified to oil and gas properties during the first quarter ended December 31, 2007. In addition, our accounts receivable from EnCana for oil and gas sales and accounts payable to EnCana for lease operating expenses from the 19 wells, of $0.5 million and $0.1 million, respectively, as of September 30, 2007, were also reclassified to oil and gas properties during the first quarter ended December 31, 2007.

Exchange 2 — We received an interest in 198 net acres, including 10 wells with a total present value of net cash flows discounted at 10% as of September 30, 2007 of $6.5 million. EnCana’s share of the costs to drill the 10 wells of $9.4 million reflected as Joint interest billings in our consolidated balance sheet at September 30, 2007 was reclassified to oil and gas properties during the first quarter ended December 31, 2007. In addition, we paid EnCana $1.0 million at closing that was also reflected in oil and gas properties during the first quarter ended December 31, 2007.

On May 30, 2008, we completed the sale of 605 net acres of land, 16 wells which had been drilled but not completed or connected to a pipeline and rights to participate in an additional 8 wells to Laramie Energy II, LLC.

US Projects – Under Evaluation

Montana Bear Creek Project - Effective May 15, 2006, the Company entered into an EDA with MAB related to the Bear Creek prospect in Montana, under which the Company received an undivided 50% working interest in the properties. By the terms of the agreement, and as the purchase price, the Company issued a convertible note in the amount of $1.2 million, convertible to 2.4 million shares of the Company’s common stock at $0.50 per share to an unrelated third party. The Company was also obligated to pay MAB monthly project development costs of $50,000 commencing May 1, 2006, and to pay the first $50.0 million of project costs. Effective January 1, 2007, MAB assigned its remaining undivided 50% working interest in these properties to the Company, and our commitment to pay the remainder of the first $50.0 million of project costs was terminated.

Of the original 25,278 acres acquired, the Company has retained 15,991 of those acres (13,905 acres in Carbon County, 1,280 acres in Stillwater County, and 806 acres in Yellowstone County). The remaining 9,287 acres have been released. The acres retained have been reflected in unproved oil and gas properties subject to further evaluation by the Company. The acres released have been reflected in unproved properties but included in evaluated costs subject to amortization; those costs have also been included in the full cost ceiling test at the lower of cost or market value.

US Projects - Discontinued

Southern Piceance - On May 30, 2008, we closed the sale of substantially all of our working interest in our Southern Piceance properties in Colorado to Laramie Energy II, LLC (“Laramie”), an unrelated third party, for total net consideration of $18.7 million. We recognized a loss on the transaction of $8.6 million. Upon closing, we conveyed 605 net acres of land and 16 wells which had been drilled but not completed or connected to a pipeline to Laramie. In addition, $0.8 million was held in escrow pending the resolution of a dispute between us and the lessor of certain of the properties that were included in the transaction.  On August 1, 2008, we transferred the $0.8 million in escrow back to Laramie and retained the 435 acres of land relating to the escrow amount, which had no effect on the total net consideration noted above.

Heavy Oil Projects - On November 6, 2007 and effective October 1, 2007, the Company sold a majority of its interest in certain Heavy Oil Projects, including the West Rozel, Fiddler Creek and Promised Land Projects, to Pearl Exploration and Production Ltd. (“Pearl”). We recognized a loss on the transaction of $11.9 million. The purchase price was a maximum of $30.0 million, payable as follows: (a) $7.5 million in cash at closing; (b) the issuance of the number of shares of Pearl equivalent up to $10.0 million in total (based on a price of $4.00 Canadian dollars per share or such other higher price as is dictated by the regulations of the TSX Venture Exchange), including value attributable to leases on which title was being reviewed after closing, and value attributable to 4,645 net acres of leasehold which were not assigned at closing, pending Pearl’s attempt to renegotiate the terms of the Company’s agreement with the third party that sold acreage to PetroHunter (within six months after closing); and (c) a performance payment (the “Pearl Performance Payment”) of $12.5 million in cash at such time as either: (i) production from the assets reaches 5,000 barrels per day; or (ii) proven reserves from the assets is greater than 50.0 million barrels of oil as certified by a third party reserve engineer. In the event that these targets have not been achieved by September 30, 2010, the Pearl Performance Payment obligation will expire.  No amounts relating to the Pearl Performance Payment have been recorded as the triggering events have not occurred.

The sale of assets to Pearl also resulted in amendments to existing agreements with third parties, including MAB’s relinquishment of its rights and obligations in all PetroHunter present and future properties in Utah and Montana, as set forth in the Second Amendment, and termination of PetroHunter’s obligation to pay an overriding royalty and a per barrel production payment to American Oil & Gas, Inc. (“American”) and Savannah Exploration (“Savannah”), in consideration for: (a) five million common shares of PetroHunter common stock to be issued to American and Savannah; and (b) a contingent obligation to pay a total of $2.0 million to American and Savannah in the event PetroHunter receives the Pearl Performance Payment.

Powder River Basin Project - On December 29, 2006, we entered into a purchase and sale agreement (the “Galaxy PSA”) with Galaxy Energy Corporation (“Galaxy”) and its wholly-owned subsidiary, Dolphin Energy Corporation (“Dolphin”). Pursuant to the Galaxy PSA, the Company agreed to purchase all of Galaxy’s and Dolphin’s oil and gas interests in the Powder River Basin of Wyoming and Montana.  The Galaxy PSA expired by its terms on August 31, 2007.

Sugarloaf Project - On November 28, 2006, MAB entered into a Lease Acquisition and Development Agreement (the Agreement”) with Maralex Resources, Inc. and Adelante Oil & Gas LLC (collectively, “Maralex”) for the acquisition and development of the Sugarloaf Prospect in Garfield County, Colorado. MAB subsequently assigned the Agreement to us in January 2007 (the “Assignment”).  By the terms of the Agreement and subsequent Assignment, we paid $0.1 million at closing, with the remaining cash of $2.9 million and the issuance of 2.4 million shares of our common stock due on January 15, 2007. We initially recorded the $2.9 million obligation as a contract payable - oil and gas properties, and $4.1 million as stockholders’ equity (equal to 2.4 million shares at the $1.70 closing price of our common stock on the date of the closing).

The terms of the Agreement were amended on several occasions resulting in the issuance of an additional 5.6 million shares of our common stock as well as the grant of several cash “uplifts” and penalties that were recorded as increases in the contract payable – oil and gas properties. In addition we agreed to pay to Maralex a penalty in the amount equal to 5% of the outstanding contract payable for each 20 days past due.

We continually failed to make payments in accordance with the Agreement and subsequent amendments and as a result, on December 4, 2007, Maralex terminated the Agreement. Pursuant to this termination Maralex returned to us 6.4 million shares of common stock that had been issued to them, and all leases related to the Agreement were returned to Maralex. To account for the termination, we reclassified the balance of the contract payable - oil and gas properties in the amount of $1.5 million to oil and gas properties, recorded the return of the common stock in the amount of $1.4 million as a reduction of oil and gas properties and equity, and reversed the remaining accrued liabilities to oil and gas properties.

Gibson Gulch Project - In August and November 2006, we entered into two agreements with a third party owner (the “Farmor”) to farm-in and participate in the drilling and completion of six wells located in the Mamm Creek Field, Garfield County, Colorado, due east of our Piceance II wells and assets.  In February and March 2007, the Farmor notified the Company that it was in default of the terms of the joint operating agreement for failure to timely pay the operator amounts due for drilling and completion costs.  Upon the termination of the farm-outs, all amounts were eliminated from the Company’s consolidated financial statements.

South Bronco Project - The South Bronco Project was acquired July 17, 2006 from MAB Resources. In January 2007, the Company and the seller of the South Bronco properties mutually terminated the Company’s drilling obligations and other rights related to these properties, and the Company relinquished and reassigned its entire interest in the properties to the seller.

Australia

Beetaloo Basin Project - Effective March 17, 2006, the Company entered into an EDA with MAB for the acquisition of an undivided 50% working interest in the Beetaloo Basin Project through ownership of shares in Sweetpea.  The Beetaloo Basin Project consists of four exploration permits in the Northern Territory, Australia, comprising 7.0 million net acres. By the terms of the EDA, the Company paid $1.0 million to the assignor and has funded the $3.0 million seismic commitment.  The Company was obligated to pay monthly project development costs of $0.1 million per month, commencing March 1, 2006, and the first $100.0 million of project costs.  Effective January 1, 2007, MAB assigned its remaining undivided 50% working interest in these properties to the Company (by assigning all remaining shares in Sweetpea), and our commitment to pay the remainder of the first $100.0 million of project costs was terminated.

Until September 30, 2008, the Company had a 100% working interest in this project with a royalty interest of 10% to the government of the Northern Territory and an overriding royalty interest of 1% to 2%, 8% and 5% to the Northern Land Council, the assignor and to MAB, respectively, leaving a net revenue interest of 75% to 76% to us. Effective September 30, 2008, the Company sold an undivided 50% working interest in the four Beetaloo exploration permits to Falcon Oil & Gas Australia Pty Ltd., a related party, leaving a net revenue interest of 37.5% to 38% to us, for $5.0 million in cash, which was received on August 25, 2008, and $20.0 million of equity securities convertible into Falcon common shares based on the closing price on August 22, 2008. The value of these securities at closing on September 30, 2008 was $14.9 million, and as of January 9, 2009, the value of these securities was $9.7 million. The Company remains the operator of the Beetaloo Basin Project.  The agreement provides for a joint operating committee and mutual direct involvement by managerial, technical and financial personnel.

As more fully described in Note 14, a total of 14.5 million shares of Falcon's common stock has been pledged to Falcon as security under a $5.0 million loan agreement we entered into on October 1, 2008.  The value of these shares are classified on our consolidated balance sheet as restricted marketable securities as of September 30, 2008.  The value of these restricted shares represented $4.9 million of the $9.7 million value of all of the Falcon shares as of January 9, 2009..

On July 31, 2007, Sweetpea commenced drilling the Sweetpea Shenandoah No. 1 well in the central portion of the Beetaloo Basin. The well was drilled to a depth of 4,724 feet, intermediate casing was run on September 15, 2007 and the well was then suspended with an intention to deepen the well to a depth of 9,580 feet. Pursuant to the terms of the exploration permits for the calendar year ended December 31, 2009, the Company is committed to drill eight wells on Exploration Permit 76, 98, 99, 117 and shoot 100 kilometers (approximately 62 miles) of seismic, at a total estimate cost of $37 million ($18.5 million for our 50% working interest). This is part of our major development program that Sweetpea has currently underway to develop the properties in the Beetaloo Basin.

Northwest Shelf Project - Effective February 19, 2007, the Commonwealth of Australia granted an exploration permit in the shallow, offshore waters of Western Australia to Sweetpea. The permit, WA-393-P, has a six-year term and encompasses almost 20,000 net acres. We have committed to an exploration program with geological and geophysical data acquisition in the first two years with a third year drilling commitment and additional wells to be drilled in the subsequent three-year period depending upon the results of the initial well.

Australia Projects – Discontinued

Gippsland and Otway Project - On November 14, 2006, the Company and Lakes Oil N.L. (“Lakes Oil”) entered into an agreement (the “Lakes Agreement”) under which they would jointly develop Lakes Oil’s onshore petroleum prospects (focusing on unconventional gas resources) in the Gippsland and Otway Basins in Victoria, Australia.

The Lakes Agreement expired pursuant to its terms in June 2007.  We received $0.1 million and both parties fully waived and release each other from all further obligations and liabilities.

Summary of Oil and Gas Properties

Summary - Oil and gas properties at September 30, 2008 and 2007 consisted of the following ($ in thousands):

	2008	2007
Oil and gas properties, at cost, full cost method
Unproved
United States	$82,040	$107,239
Australia	2,536	23,569
Proved	69,704	57,168
Total	154,280	187,976
Less accumulated depreciation, depletion, amortization and impairment	(56,928)	(25,133)
Total	$97,352	$162,843

Included in oil and gas properties above is capitalized interest of $0.3 million and $1.5 million for the years ended September 30, 2008 and 2007, respectively. No interest was capitalized during the year ended September 30, 2006.

The following is a summary of depreciation, depletion, amortization and accretion, as reflected in the consolidated statements of operations (including depreciation, depletion and amortization of oil and gas properties per thousand cubic feet of natural gas equivalent) for the years ended September 30 ($ in thousands, except per thousand cubic feet):

	2008	2007	2006
Depreciation, depletion and amortization of oil and gas properties	$949	$1,040	$39
Depreciation of furniture and equipment	273	192	32
Accretion of asset retirement obligation	8	13	2
Total	1,230	1,245	73
Depreciation, depletion and amortization per thousand cubic feet of natural gas equivalent	$2.45	$2.27	$6.71.

For the year ended September 30, 2008, capitalized costs, less accumulated depreciation, depletion and amortization, less related deferred income taxes, exceeded the ceiling limitation. Consequently, the Company reflected a charge of $30.8 million for impairment of oil and gas properties that is reflected in the consolidated statement of operations. Of the total recognized impairment, $54.3 million, $0.1 million and $0.5 million related to the United States, China and Africa, respectively. Impairment in China and Africa represents all costs incurred through September 30, 2007 as the Company relinquished all rights attributable to those countries.

Using September 30, 2008 oil and gas prices of $80.68 per barrel and $4.57 per mcf, the United States full cost pool exceeded the ceiling by $35.2 million. Subsequent to year end, prices fluctuated. Gas prices increased and oil prices decreased.  Using updated prices effective December 3, 2008, pricing of $27.81 per barrel and $4.96 per mcf, United States impairment expense was reduced by $4.4 million.

Note 4 — Furniture and Equipment

Furniture and Equipment at September 30, 2008 and September 30, 2007 is reported at cost, net of accumulated depreciation and consisted of the following:

	2008	2007
Furniture and equipment	$1,073	$748
Less accumulated depreciation	(336)	(179)
Total	$737	$569

Depreciation expense associated with office furniture and equipment was $0.3 million, $0.2 million and $0.0 million for the years ended September 30, 2008, 2007 and 2006, respectively

Note 5 — Asset Retirement Obligation

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

Our estimated asset retirement obligation liability is based on estimated economic lives, estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. The credit-adjusted risk-free rate used for our abandonment liabilities is 15%. Revisions to the liability are due to increases in estimated abandonment costs and changes in well economic lives, or in changes to federal or state regulations regarding the abandonment of wells.

A reconciliation of our asset retirement obligation liability is as follows as of September 30, 2008 and 2007 ($ in thousands):
	2008	2007
Beginning asset retirement obligation	$136	$522
Liabilities incurred	—	30
Liabilities settled	(16)	—
Revisions to estimates	(14)	(429)
Accretion expense	8	13
Ending asset retirement obligation	$114	$136

Note 6 — Notes Payable

Notes payable as of September 30, 2008 and 2007 are summarized below ($ in thousands):
	2008	2007
Short-term notes payable
Installment loan	$199	$117
Vendor	130	4,050
Notes payable – short-term	$329	$4,167
Convertible notes payable	$—	$400
Notes payable – related party short-term
Bruner Family Trust	$2,722	$—
Global Project Finance AG	850	500
MAB- current portion	—	3,755
Notes payable – related party, short-term	$3,572	$4,255
Notes payable long term – current portion	$—	$120
Long-term notes payable
Vendor	$—	$250
Less current portion	—	(120)
Long-term notes payable	$—	$130
Long-term notes payable – related party — net
Global Project Finance AG	$39,800	$31,550
Bruner Family Trust	106	275
Capital lease obligations	146	—
MAB	—	12,530
Less current portion	—	(3,755)
Discount on notes payable	(2,017)	(3,736)
Long-term notes payable – related party — net	$38,035	$36.864
Convertible debt	$6,956	$—
Discount on convertible debt	(6,631)	—
Convertible debt — net	$325	$—

Short-Term Notes Payable

Installment loan - On June 6, 2008, we entered into a promissory note with Flatiron Capital for the financing of certain insurance policies in the amount of $0.2 million. The note bears interest at a rate of 4.15% per annum. Payments are due in 11 equal installments commencing on July 6, 2008 and maturing on May 6, 2009. The note is secured by unearned premiums and the balance at September 30, 2008 was $0.2 million.  On June 6, 2007, we had entered into a similar note in the amount of $0.2 million, which was paid in full in May 2008.

Vendor - On June 19, 2007, we entered into a $6.5 million promissory note with a vendor for an outstanding unpaid balance due to the vendor. The note was due July 31, 2007 and bore interest at 14% per annum. Upon our default, the interest rate increased to 21% per annum. As of September 30, 2007, we were in default on this note as a result of non-payment. The balance as of that date was $4.1 million. Subsequent to September 30, 2007, we paid $3.0 million towards the outstanding balance; however, in October 2007, the vendor filed a judgment lien against us.  In conjunction with the Laramie transaction in May 2008 (see Note 3), we settled all amounts due under this note, along with all other claims, by paying $6.3 million in cash and issuing 10 million shares of our common stock.

Vendor - On August 10, 2007, we entered into an unsecured promissory note with a vendor for past due invoices aggregating $0.3 million. The note bears interest at an annual rate of 8%. Payments are due in 24 equal installments commencing on October 1, 2007 and maturing on September 1, 2009.  At September 30, 2008, we owed $0.1 million related to this note.  We are current on our obligations.  This amount has been classified as current on our consolidated balance sheets.  The balance was reflected as long-term notes payable as of September 30, 2007.

Convertible notes payable - On July 10, 2008, at the option of the lender we converted five separate convertible notes totaling $0.4 million plus accrued interest of $0.1 million into 2.7 million shares of our common stock.  These loans bore interest at 12% per annum and were unsecured.

Notes Payable – Related Party Short-Term

Bruner Family Trust – At various times during 2008, we entered into five promissory notes with the Bruner Family Trust.  Each note accrues interest at LIBOR plus 3% per annum and is due 12 months from each note’s respective date of issuance.  A note for $2.4 million was due on November 13, 2008, but was extended by the lender.  The remaining four notes are due in February, March (2) and August 2009. As of September 30, 2008, accrued interest relating to these notes is $0.0 million and all amounts have been classified as current on our consolidated balance sheets.

Global Project Finance AG - On October 10, 2007, we entered into a promissory note with Global Project Finance, AG (“Global”).  Pursuant to this note, borrowings of $0.5 million were obtained on October 10, 2007, $0.1 million on January 31, 2008, $0.2 million on February 13, 2008 and $0.1 million on March 18, 2008.  As of September 30, 2008, the entire balance on the note was due and payable, after several extensions, on December 31, 2008, along with the interest calculated at 15%.  The note is unsecured and the balance at September 30, 2008 was $0.9 million, with accrued interest of $0.1 million. We have subsequently obtained an extension from the lender to July 31, 2009.

On September 25, 2007, we borrowed $0.5 million from Global under a promissory note dated September 1, 2007.  The note was unsecured and bore interest at 7.75% per annum.  This note was paid in full on November 9, 2007.

Long-Term Notes Payable – Related Party – Net

Global Project Finance AG - On January 9, 2007, we entered into a Credit and Security Agreement (the “January 2007 Credit Facility”) with Global in the amount of $15.0 million.  As of September 30, 2008, and September 30, 2007, amounts drawn against this facility were $15.0 million.

On May 21, 2007, we entered into a second Credit and Security Agreement with Global (the “May 2007 Credit Facility”) and we extended all the economic terms from the May 2007 Credit Facility retroactively to the January 2007 Credit Facility. Under the May 2007 Credit Facility, Global agreed to use its best efforts to advance up to $60.0 million to us over the following 18 months. As of September 30, 2008, total amounts drawn against this Facility were $24.8 million.  Interest accrues at 6.75% over the prime rate.

In connection with the May 2007 Credit Facility, Global received warrants to purchase 2.0 million of our common shares at the date of execution and was to receive 0.4 million warrants for each $1.0 million advanced under the Facility.  We pay an advance fee of 2% on all amounts drawn under the May 2007 Credit Facility.  Payments shall be made in such amounts as may be agreed upon by us and Global on the then outstanding principal balance in order to repay the principal balance by the maturity date, November 21, 2009. The loans are collateralized by a first perfected security interest on certain oil and gas properties and other of our assets. We may prepay the balance in whole or in part without penalty or notice and we may terminate the facility with 30 days written notice. In the event that we sell any interest in the oil and gas properties that comprise the collateral, a mandatory prepayment is due in the amount equal to such sales proceeds.

As of September 30, 2008 and 2007, $39.8 million and $31.6 million, respectively, had been advanced to us under these Facilities. The cash portion of the advance fees in the amount of $0.8 million, incurred proportionately at 2% of each respective draw, has been recorded as a deferred financing cost and these amounts are being amortized to interest expense over the life of the Facilities.  The fair value of the 4 million warrants issued in conjunction with the advances was $1.9 million, using the Black-Scholes method, and is being amortized over the same time frame.  The fair value of the warrants issued with the debt is $4.9 million.  We issued 15.9 million and 12.6 million warrants valued at $4.9 million and $4.5 million, respectively, at September 30, 2008 and 2007 in connection with the Facilities (see Note 9). No principal payments have been made to date.

On September 30, 2008, the Company entered into a conversion and release agreement wherein $6.5 million in accrued interest owed to Global related to these Credit Facilities was converted into 32.6 million shares of our common stock at $0.20 per share, which was above the fair value of the shares at that time.  The $2.6 million value of the interest obligation converted to our common stock in excess of the fair value of the shares was recorded as additional paid in capital.  Global agreed to accept the shares as complete and total payment for the accrued interest. As of the date of this conversion we considered our relationship with Christian Russenberger and Global under FASB 57. We deemed that as of the date of this transaction and for all periods subsequent we would consider Global to be a related party. The character of this relationship changed effective in the fourth quarter of the year ended September 30, 2008 and have reclassified prior period balances to conform to the current period presentation.

As of September 30, 2008, the Company was in default of payments in the amount of $0.8 million, which consisted of unpaid advance fees on the Global Facilities, but we obtained a comprehensive waiver from the lender, through October 1, 2009.  These amounts have been included in accrued interest-related party at September 30, 2008. We had previously included unpaid advance fees of $0.6 million in accounts payable and accrued liabilities at September 30, 2007.

In October 2008, we and Global Project Finance AG (“Global”) agreed that under certain circumstances, we may reduce the outstanding balance under the Credit Facilities with Global by up to $20.0 million in exchange for securities in Falcon and our common stock.  If Falcon exercises its option to acquire a 50% interest in the Buckskin Mesa project and pays up to $10.0 million of the purchase price in Falcon convertible securities, we will assign to Global up to $10.0 million of such Falcon convertible securities, and pay the balance, if any, in cash, so that the total of the assigned Falcon convertible securities and any cash payment equals $10.0 million.  Global has agreed to treat this assignment and payment as payment of $10.0 million against amounts owed under the Credit Facilities.  In addition, upon exercise of the option, we would issue to Global shares of our common stock valued at $10.0 million as payment of an additional $10.0 million against amounts owed under the Credit Facilities.

Bruner Family Trust - On July 11, 2007, we executed a subordinated unsecured promissory note in the amount of $0.3 million in favor of Bruner Family Trust. Interest accrues at an annual rate of 8% and the note plus accrued interest is due in full on the later of October 29, 2007 or the time when the Global Project Finance AG Credit Facility and all other senior indebtedness has been paid in full. In November 2007, this note was partially assigned to an Officer and Director of the Company (see Note 10).

On September 21, 2007, we executed a subordinated unsecured promissory note in the amount of $0.0 million in favor of Bruner Family Trust. Interest accrues at the rate of 8% per annum and the note plus accrued interest is due in full on the later of December 20, 2007 or the time when the Global Project Finance AG Credit Facility and all other senior indebtedness has been paid in full.

At September 30, 2008, we had accrued interest related to the Bruner Family Trust notes in the amount of $0.0 million.

MAB - On January 1, 2007, in conjunction with the Consulting Agreement, we issued a $13.5 million promissory note (the “MAB Note”) as partial consideration for MAB’s assignment of its undivided 50% working interest in certain oil and gas properties (see Note 3). The MAB Note bore interest at a rate equal to LIBOR. Monthly payments of principal of $0.2 million plus accrued interest were scheduled to begin on January 31, 2007 and were scheduled to end in December 2011.  As of September 30, 2007, the outstanding balance of the MAB Note was $12.5 million.  Several amendments of the consulting agreement with MAB were completed in 2008, reducing the balance of the note further (see Note 10). As of September 30, 2008, all amounts outstanding under the amended note and all accrued interest have been paid in full.

Falcon – On October 1, 2008, we signed a Loan Agreement with Falcon for proceeds of $5.0 million secured by a mortgage on our five Buckskin Mesa wellbores and a pledge of a portion of the shares of Falcon stock to be received upon conversion of the securities issued upon the closing of the Beetaloo transaction on September 30, 2008 (see Note 14).

Convertible Debt

September 30, 2008
($ in thousands)
Convertible debentures – face value at issuance	$6,956
Relative fair value assigned to warrants	(3,532)
Relative fair value of beneficial conversion feature	(3,424)
Net book value of convertible debentures at issuance	$-
Accumulated accretion, as of September 30, 2008	325
Net book value at September 30, 2008	$325

In November 2007, we issued $7.0 million in convertible debentures (the “Debentures”) to several accredited investors.  The debentures are due November 2012 and are collateralized by shares in our Australian subsidiary.  Debenture holders also received five-year warrants allowing them to purchase a total of 46.4 million shares of common stock at prices ranging from $0.24 to $0.28 per share.  We determined that the relative fair value of the warrants was approximately $3.5 million at issuance, under the Black-Scholes model. In connection with the placement of the debentures, we paid a placement fee of $0.3 million and issued placement agent warrants entitling the holders to purchase an aggregate of 0.2 million shares at $0.25 to $0.28 per share for a period of five years. Interest payments related to the debentures accrues at an annual rate of 8.5% and is payable in cash or in shares of our common stock (at our option) quarterly, beginning upon our successful registration of the warrant shares, as noted below.  All overdue unpaid interest accrues a late fee of 18% per annum, calculated based on the entire unpaid interest balance.

We originally agreed to file a registration statement with the Securities and Exchange Commission in order to register the resale of the shares issuable upon conversion of the debentures and the shares issuable upon exercise of the warrants. According to the Registration Rights Agreement, the registration statement was to be filed by March 4, 2008 and declared effective by July 2, 2008. The following penalties were to apply if filing deadlines were not met in compliance with the stated rules: (i) we agreed to pay to each holder of securities subject registration 1% of the purchase price paid in cash as partial liquidated damages, subject to maximum aggregate liquidated damages of 18% of the aggregate subscription amount paid by the holder; (ii) if we were to fail to pay liquidated damages in full within seven days of the date payable, we agreed to pay interest of 18% per annum, accruing daily from the original due date subject to proration related to any portion of a month prior to the cure event; and (iii) all fees and expenses associated with compliance to the agreement would be borne by the Company.

A waiver and amendment agreement relating to the above Registration Rights Agreement was signed by all investors in April and May 2008, which extended the filing date and effectiveness date of the registration statement until to June 30, 2008 and December 31, 2008, respectively. Each purchaser waived (i) our obligation to file a registration statement covering securities to be registered by March 4, 2008; (ii) our obligation to have such registration statement declared effective by July 2, 2008; and (iii) any penalties associated with the failure to satisfy such obligations as described above.  In addition, each purchaser waived as events of default, our failure to pay the January 1, 2008 and April 1, 2008 interest payments.  As consideration for this waiver, we agreed to pay the interest installments due January 1, 2008 and April 1, 2008 by September 30, 2008, together with late fees of 18% per annum.  In addition, warrants to purchase our common stock were issued in an amount equal to 4% of the shares each purchaser received with the original agreement. The terms of these warrants mirror the terms given in the original agreement.

We entered into a similar waiver agreement with respect to the interest installment due July 1, 2008.  As consideration for this waiver, we agreed to pay the interest installment due July 1, 2008 by September 30, 2008, together with late fees of 18% per annum.  In addition, warrants to purchase our common stock were issued in an amount equal to 2% of the shares each purchaser received with the original agreement.  On September 30, 2008, we paid all past due interest in accordance with these waiver agreements.

A January 2009 waiver and amendment agreement with the purchasers extended the effectiveness date of the registration statement to February 28, 2009, waived the penalties for not having the registration effective by the amended deadline of December 31, 2008, and waived as events of default under the debentures (i) the failure to pay the January 1, 2009 interest installment, (ii) our sale of an interest in our properties to Falcon, (iii) recent loans, and (iv) the placing of liens on our Buckskin Mesa wells and properties and pledge of our shares of Falcon stock.  We agreed to pay the interest installment due January 1, 2009 by April 1, 2009, together with late fees of 18% per annum, and issue warrants to purchase our common stock in an amount equal to 2% of the shares each purchaser received with the original agreement.

The debentures have a maturity date of November 2012 and are convertible at any time by the holders into shares of our common stock at a price of $0.15 per share, which was determined to be beneficial to the holders on the date of issuance. We determined that the relative fair value of this beneficial conversion feature was approximately $3.4 million at issuance, under the Black-Scholes model.  Accordingly, in accordance with EITF 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments, we recorded discounts to the debentures equal to their full cash value at issuance, which we are accreting to interest expense over the term of the notes, using the effective interest method.

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

In the event of a default under the debentures, the maturity date of the debentures can be accelerated and the 130% of the outstanding principal amount, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, can become, at the holder’s election, immediately due and payable.

Future Principal Payments

The aggregate amount of minimum principal payments required on long-term notes payable in each of the years indicated are as follows as of September 30 ($ in thousands):

September 30,	Principal
2009	$3,852
2010	39,800
2011	--
2012	--
2013	7,062
Total	$50,714

Note 7 — Stockholders’ Equity

Common Stock – We have authorized 1 billion shares of common stock and 100 million shares of preferred stock.  No preferred stock was issued or outstanding as of September 30, 2008 or 2007.

Fiscal 2008 Transactions - During the fiscal year ended September 30, 2008, we issued 100.8 million shares of our common stock and 6.4 million shares were returned to us:

•
In October 2007, we issued 25.0 million shares of our common stock at a price of $0.31 per share to MAB, a related party, in exchange for MAB’s relinquishment of overriding royalty interests in certain of our properties.

•	In November 2007, we issued 5.0 million shares of our common stock at $0.25 per share to American Oil and Gas and Savannah Exploration in relation to the sale of our Heavy Oil assets to Pearl.

•	In November 2007, we issued 0.2 million shares of our common stock at $0.28 per share to Clear Creek Energy Services in connection with the origination of a loan.

•	In November 2007, we issued 16.0 million shares of our common stock at $0.23 per share to MAB in exchange for a reduction of a note payable to MAB.

•	In May 2008, we issued 0.4 million shares of our common stock at $0.20 per share to Clear Creek Energy Services in connection with the option to purchase up to 25% of the member shares of CCES.

•
In June 2008, we issued 16.9 million shares of our common stock at $0.20 per share to various creditors as settlements in connection with the sale of our assets in the Southern Piceance to Laramie Energy.

•	In June 2008, we issued 2.0 million shares of our common stock at $0.18 per share in connection with finance costs in connection with the sale of our assets in the Southern Piceance to Laramie Energy.

•	In July 2008, we issued 2.7 million shares of our common stock at $.20 per share in exchange for the conversion of $0.4 million in convertible notes payable.

•	In September 2008, we issued 32.6 million shares of our common stock at $.20 per share to Global, a related party, in exchange for the forgiveness of $6.5 million in accrued interest.

•	In December 2007, 6.4 million shares of our common stock were returned to us at $.22 per share related to a property conveyance.

Fiscal 2007 Transactions - During the twelve months ended September 30, 2007 we issued 59.0 million shares of our common stock as follows:

•	In November 2006, we issued 2.4 million shares of our common stock at $1.70 per share to Maralex and Adelante Oil & Gas for purchases of oil and gas properties.

•
In January 2007, we issued 50.0 million shares of our common stock to MAB, a related party, at $1.62 per share for property interests related to the acquisition and consulting agreement executed between MAB and us.

•	In April 2007, we issued 0.3 million shares of our common stock at $1.49 per share as finders fees in connection with the acquisition of oil and gas properties.

•	In May 2007, we issued 0.1 million shares of our common stock at $1.65 per share for commission on the issuance of convertible debentures.

•	In January 2007, we issued 0.6 million shares of our common stock at $1.72 per share to Maralex and Adelante Oil & Gas for transaction finance costs related to a property transaction.

•	In May 2007, we issued 0.6 million shares of our common stock at $0.70 per share to Robert L. Bayless, Producer LLC for cash and transaction finance costs.

•	In June 2007, we issued 0.5 million shares of our common stock at $1.29 per share to Maralex and Adelante Oil & Gas for transaction finance costs related to a property transaction.

•	In June 2007, we issued 0.5 million shares of our common stock at $0.51 per share to Maralex and Adelante Oil & gas for transaction finance costs related to a property transaction.

•	In August 2007, we issued 4.0 million shares of our common stock at $0.23 per share to Maralex and Adelante Oil & Gas for finance costs related to a property transaction.

Common Stock Subscribed - On November 6, 2006, we commenced the sale of a maximum $125.0 million pursuant to a private placement of units at $1.50 per unit. Each unit consisted of one share of our common stock and one-half common stock purchase warrant. A whole common stock purchase warrant entitled the purchaser to acquire one share of our common stock at an exercise price of $1.88 per share through December 31, 2007.  In February 2007 and again in November 2007, the Board of Directors determined that the composition of the units being offered would be restructured, and those investors who had subscribed in the offering were offered the opportunity to rescind their subscriptions or to participate on the same terms as ultimately defined for the restructured offering. During the fiscal period ended September 30, 2008, we exchanged $2.4 million of subscriptions which included $0.1 million of accrued interest to Notes payable related party, and a total of $0.5 million was exchanged into the convertible debentures.

Note 8 — Share Based Compensation

Stock Option Plan - On August 10, 2005, the Company adopted the 2005 Stock Option Plan (the “Plan”), as amended. Stock options under the Plan may be granted to key employees, non-employee directors and other key individuals. Options may be granted at an exercise price not less than the fair market value of the Company’s common stock at the date of grant. Most options have a five-year life but may have a life up to 10 years as designated by the compensation committee of the Board of Directors (the “Compensation Committee”). Typically, options vest 20% on grant date and 20% each year on the anniversary of the grant date but each vesting schedule is also determined by the Compensation Committee. Most initial grants to Directors vest 50% on grant date and 50% on the one-year anniversary of the initial grant date. Subsequent grants (subsequent to the initial grant) to Directors typically vest 100% at the grant date. In special circumstances, the Board may elect to modify vesting schedules upon the termination of selected employees and contractors. The Company has reserved 40.0 million shares of common stock for the plan. At September 30, 2008 and September 30, 2007, 5.8 million and 15.0 million shares respectively remained available for grant pursuant to the Plan.

A summary of the activity under the Plan for the years ended September 30, 2008, 2007, and 2006 and period ended September 30, 2005 is presented below (shares in thousands):

	Number of Shares	Weighted- Average Exercise Price
Options outstanding — October 1, 2005	19,000	$0.50
Granted	13,295	$2.10
Forfeited	—	$—
Expired	—	$—
Options outstanding — September 30, 2006	32,295	$1.16
Granted	4,020	$0.76
Forfeited	(11,350)	$0.69
Expired	—	$—
Options outstanding — September 30, 2007	24,965	$1.31
Granted	12,285	$0.21
Forfeited	(3,080)	$0.92
Expired	—	$—
Options outstanding — September 30, 2008	34,170	$0.90
Options exercisable — September 30, 2008	20,032	$1.01

There have been no options exercised under the terms of the Plan since inception.

A summary of the activity and status of non-vested awards for the periods ended and as of September 30, 2008, 2007, 2006 and for the period ended September 30, 2005 is presented below (shares in thousands):

	Number of Shares	Weighted- Average Fair Value
Non-vested — October 1, 2005	15,200	$0.32
Granted	13,295	$1.23
Vested	(6,459)	$1.28
Forfeited	—	$—
Expired	—	$—
Non-vested — September 30, 2006	22,036	$1.27
Granted	4,020	$0.76
Vested	(7,138)	$0.55
Forfeited	(8,710)	$1.20
Expired	—	$—
Non-vested — September 30, 2007	10,208	$0.62
Granted	12,285	$0.21
Vested	(5,814)	$0.88
Forfeited	(2,532)	$0.83
Expired	—
Non-vested — September 30, 2008	14,147	$0.75

As of September 30, 2008, there was $3.2 million of total deferred compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  We anticipate that this expense will be recognized over the fiscal years 2009 through 2012.  The total fair value of shares vested during the years ended September 30, 2008, 2007 and 2006 was $3.3 million, $3.9 million and $8.3 million, respectively.

Effective October 1, 2006, we adopted the provisions of SFAS 123(R). In accordance with SFAS 123(R) the fair value of each share-based award under all plans is estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table for the years and for the period ended September 30,

	2008	2007	2006
Expected option term — years	1-5	1-5	5
Weighted-average risk-free interest rate	1.8%-4.0%	4.2%-4.9%	4.2%-4.9%
Expected dividend yield	0	0	0
Weighted-average volatility	72%-98%	62%-74%	74%

For the period ended September 30, 2008 we used the historical volatility of our own common stock for a period of time that is comparable to the expected life of the option. For the periods ended September 30, 2007 and 2006, we used estimated expected volatilities based on an average of volatilities of similar sized Rocky Mountain oil and gas companies whose common stock is or has been publicly traded for a minimum of three years and other similar sized oil and gas companies who recently became publicly traded. The expected term ranges from 0.5 years to 5 years based on the above described vesting schedules, with a weighted-average of 3.25 years. The risk-free rate for periods within the contractual life of the option is based on the 3-year U.S. Treasury yield curve in effect on the date of grant. We did not include an estimated forfeiture rate due to a lack of history of employee and contractor turnover.

Deferred Stock Based Compensation - We authorized and issued 10.1 million stock options to employees and non-employee consultants outside the 2005 stock option plan in May 2007. The options were granted at an exercise price of $0.50 per share and vest 60% at grant date and 20% per year at the first and second anniversaries of the date of grant. These options expire on May 21, 2012.

A summary of the activity as of September 30, 2008 and 2007 is presented below (shares in thousands):

	Number of Shares	Weighted- Average Exercise Price
Options outstanding – September 30, 2006	—	$—
Granted	10,145	$0.50
Forfeited	(250)	$0.50
Options outstanding – September 30, 2007	9,895	$0.50
Options exercisable at September 30, 2007	5,937	$0.50
Forfeited	(2,300)	$0.50
Options outstanding – September 30, 2008	7,595	$0.50
Options exercisable – September 30, 2008	6,176	$0.50

A summary of the status and activity of non-vested awards not under the Plan for the year ended September 30, 2008 is presented below ( shares in thousands):
	Number of Shares	Weighted- Average Fair Value
Options outstanding – September 30, 2006	—	$—
Granted	10,145	$0.45
Vested	(6,087)	$0.45
Forfeited	(100)	$0.01
Expired	—	—
Non-vested — September 30, 2007	3,958	$0.21
Granted	—	—
Vested	(1,419)	$0.38
Forfeited	(1,120)	$0.38
Non-vested — September 30, 2008	1,419	$0.38

As of September 30, 2008 there was $0.2 million in unrecognized compensation cost related to non-vested share based compensation arrangements granted not under the Plan. The cost is expected to be recognized over a weighted-average period of two years. The total fair value of the shares vested during the year ended September 30, 2008 was $0.2 million.

Compensation Expense – Under SFAS 123 (R) in 2008 and 2007 and APB 25 in 2006, pre-tax share based compensation expense of $3.2 million, $6.7 million, and $2.8 million was charged to operations for the years ended September 30, 2008, 2007, and 2006 respectively. Under EITF 96-18, pre-tax share-based compensation expense of $0.0 million $1.5 million, and $6.4 million was charged to operations as compensation expense for the years ended September 30, 2008, 2007 and 2006 respectively.

Note 9 - Common Stock Warrants

Warrants - The following stock purchase warrants were outstanding at September 30, 2008 and 2007 (warrants in thousands):
	2008	2007
Number of warrants	135,754	51,063
Exercise price	$0.22 - $2.10	$0.31 - $2.10
Expiration date	2011 - 2012	2011 - 2012

Fiscal 2008 Transactions - During the year ended September 30, 2008, we completed the sale of Series A 8.5% convertible debentures. Debenture holders received five-year warrants that allow them to purchase a total of 46.4 million shares of common stock at prices ranging from $0.24 to $0.28 per share (see Note 6). As of September 30, 2008, none of these warrants had been exercised and the total value of these warrants, based on valuation under the Black-Scholes method, was $7.8 million. In connection with the placement of the debentures, we paid a placement fee of $0.2 million and issued placement agent warrants entitling the holders to purchase an aggregate of 0.2 million shares at $0.25 to $0.28 per share for a period of five years. These warrants had a total valuation under the Black-Scholes method of $0.0 million.

During the year ended September 30, 2008, we entered into the Second Amendment of our consulting agreement with MAB Resources, LLC and issued warrants to acquire 32.0 million shares of our common stock at $0.50 per share. These warrants expire on November 14, 2009 and have a total value, based on the Black-Scholes method, of $1.8 million.

During the year ended September 30, 2008, we issued 3.3 million warrants in connection with amounts borrowed against our credit facility. These warrants were valued at $0.5 million, using the Black-Scholes method, and expire in May 2012.

During the year ended September 30, 2008, we issued 2.8 million five-year warrants in connection with penalties incurred related to defaults on scheduled interest payments on our convertible debt. These warrants were valued at $0.5 million, using the Black-Scholes method, and corresponding amounts have been reflected as interest expense for the period.

During the year ended September 30, 2008, we recorded $1.9 million in deferred financing costs related to the issuance of 16.6 million warrants in connection with our Global Credit Facility. Amounts recorded as deferred financing costs have been calculated using the Black-Scholes method.  The associated warrants will expire in January 2012.

Fiscal 2007 Transactions - During 2007, the Company entered into a financing arrangements whereby the lender would receive 0.4 million warrants for each $1.0 million borrowed. In addition, 4.0 million warrants were issued in connection with the execution of the agreements (see Note 6). The exercise prices of these warrants are 120% of the weighted-average share price of the traded stock for the 30 days previous to the issue date. During 2007, a total of 16.6 million warrants were issued under these arrangements with a total valuation under the Black-Scholes method of $4.7 million.  As of September 30, 2007, none of these warrants had been exercised.

During 2006, we issued warrants to purchase 35.4 million shares of common stock in conjunction with the unit sale of common stock. The warrants are exercisable for a period of five years from date of issuance at an exercise price of $1.00 per share. As of September 30, 2008, 1.0 million warrants had been exercised.

Note 10 — Agreements with MAB Resources LLC

We are party to various agreements with MAB Resources, LLC (“MAB”), a company that is our largest beneficial shareholder. All the MAB Agreements as described below had been terminated prior to September 30, 2008. The following is a summary of those prior MAB Agreements.

The Development Agreement - From July 1, 2005 through December 31, 2006, we and MAB operated pursuant to a Development Agreement and a series of individual property agreements (collectively, the “EDAs”).  The Development Agreement defined MAB’s and our long-term relationship regarding the ownership and operation of all jointly owned properties and stipulated that we and MAB would sign a joint operating agreement governing all operations.  The Development Agreement specified, among other things, that

•
MAB assign to us a 50% undivided interest in any and all oil and gas leases, production facilities and related assets (collectively, the “Properties”) that MAB was to acquire from third parties in the future.

•
We would be operator of the jointly owned properties, with MAB Operating Company LLC as sub-operator, and each party would pay its proportionate share of costs and receive its proportionate share of revenues, subject to certain adjustments, including our burden to carry MAB for specified costs, pay advances.

•	We were to make an overriding royalty payment of 3% (gross, or 1.5% net) to MAB out of production and sales.

•
Under the Development Agreement, we were to pay to MAB monthly project development costs representing a specified portion of MAB’s “carried” Project Costs. The total amount incurred to MAB by us was to be deducted from MAB’s portion of the Project Costs carried by the Company. During 2008, 2007 and 2006, we paid MAB $0.0, $1.8 million and $4.5 million, respectively, for Project Costs which are classified on the consolidated statements of operations as Project development costs — related party.

The Consulting Agreement - Effective January 1, 2007, we and MAB entered into an Acquisition and Consulting Agreement (the “Consulting Agreement”) which replaced in its entirety the Development Agreement, described above.  Upon execution of the Consulting Agreement, MAB conveyed its entire remaining working interest in jointly owned properties to us in consideration for a $13.5 million promissory note, 50 million shares of our common stock and a potential additional 50 million shares to be delivered to MAB provided we met certain thresholds based on proved reserves.

We accounted for the conveyance component of the Consulting Agreement in accordance with the purchase accounting provisions of SFAS 141, Business Combinations.  Accordingly, at the date of acquisition, we recorded oil and gas properties of $94.5 million, notes payable of $13.5 million, and common stock and additional-paid-in capital totaling $81.0 million (equal to the 50.0 million shares issued to MAB at the trading price of $1.62 per share for our common stock on the trading date immediately preceding the closing date of the transaction). Furthermore under the terms of the Consulting Agreement:

•
We agreed to pay MAB $0.2 million per quarter for services rendered to us for which we paid no amounts in cash during the years ended September 30, 2008 and 2007 respectively. (This was later rescinded by Amendment 1 to the Consulting Agreement effective retroactively to January 1, 2007).

•	Our obligation to pay up to $700.0 million in capital costs for MAB’s 50% interest as well as the monthly project cost advances against such capital costs was eliminated.

•	We became obligated for monthly payments in the amount of $0.2 million under a $13.5 million promissory note.

•
MAB was granted a 5% overriding royalty interest  on certain of our properties, to be accrued and deferred for three years, provided these royalties did not render our net revenue interest to be less than 75%.

•	We agreed to grant MAB 7% of the issued and outstanding shares of any new subsidiary with assets comprised of the subject properties.

During the first quarter of the current fiscal year ending September 30, 2008 the Consulting Agreement was amended three times resulting in:

•	MAB relinquishing its overriding royalty interests in all of our properties with the exception of Buckskin Mesa and Australia in exchange for 25 million shares of our common stock.

•	MAB relinquished its rights to contingently issuable performance shares as described above.

•	MAB’s consulting services were retroactively terminated effective January 1, 2007.

•	The Note Payable to MAB was reduced in accordance and in exchange for the following:

o
$8.0 million in exchange for 16.0 million shares of our common stock with a value of $3.7 million based on the closing price of $0.23 per share at November 15, 2007 and warrants to acquire 32.0 million shares of our common stock at $.50 per share. The warrants were valued at $1.8 million.

o
$2.5 million in exchange for our release of MAB’s obligation to pay the equivalent amount as guarantor of the performance of Galaxy Energy Corporation under the subordinated unsecured promissory note dated August 31, 2007.

o	$0.5 million for cash payments made during the first quarter of 2008; and

o	$0.2 million for MAB assuming certain costs owed to us.

The net effect of the reduction of debt and issuance of our common shares resulted in a net benefit to us of $2.7 million and has been reflected as additional paid-in-capital during the year ended September 30, 2008.

In June 2008, MAB sold all its interest in the above-mentioned overriding royalty (in our Buckskin Mesa and Australian properties) to a related party. As of September 30, 2008, we have no future liability to MAB nor do we have any future obligations to compensate MAB for services. Marc A. Bruner and the Bruner Family Trust are creditors of the Company (see Note 6).

Note 11 — Related Party Transactions

Our policy is to enter into transactions with related parties on terms that, on the whole, are more favorable, or no less favorable, than those available from unaffiliated third parties.  Based on our experience in oil and gas exploration and development and considering the terms of our transactions with unaffiliated third parties, we believe that all of the transactions described below met this policy standard at the time they occurred.

Falcon Oil & Gas - We had previously entered into an office sharing agreement with Falcon for office space in Denver, Colorado. At September 30, 2007, we owed Falcon $0.3 million, for costs incurred pursuant to the office agreement.  In February 2008, we moved to a separate office location.  During 2008, $0.4 million was paid to Falcon pursuant to the office agreement and for other costs paid on our behalf, and no amounts are outstanding at September 30, 2008.

On August 25, 2008, we entered into an agreement for the sale of a 25% working interest in five wells located within our Buckskin Mesa project in the Piceance Basin, Colorado.  We also entered into an agreement to sell a 50% working interest in our Beetaloo Basin Project in the Northern Territory, Australia for $5 million in cash, which was received on August 25, 2008, and $20 million of equity securities convertible into Falcon shares based on the closing price on August 22, 2008.  This sale was completed on September 30, 2008, when the value of the Falcon shares was $14.9 million.  As of September 30, 2008, we have recorded $1.8 million on our consolidated balance sheet as a receivable from Falcon, relating to its GST refund which is payable to us upon their receipt (see Note 3).

On October 1, 2008, we entered into a $5.0 million Loan Agreement with Falcon (see Note 14).

Marc A. Bruner, our largest beneficial shareholder, is the Chief Executive Officer and a Director of Falcon.  Falcon advised PetroHunter and announced that Mr. Bruner did not participate in the vote by the Falcon Board of Directors when the Falcon board voted to approve the agreements with respect to the sale of the working interests in the Buckskin Mesa and Beetaloo Basin Projects.  We obtained a fairness opinion from an independent and qualified third party with respect to transactions contemplated by these agreements.

Global Project Finance AG – In September 2008, Global converted all of its outstanding interest on two credit facilities, aggregating $6.5 million, into shares of our common stock at a price that was significantly above the market value of our shares at the time of conversion (see Note 6).  As of the date of the conversion we determined that in accordance with FASB Statement 57, Related Party Disclosures, Global should be classified as a related party.  The balance of outstanding short-term promissory notes at September 30, 2008, is $0.9 million along with $0.1 million in accrued interest.  In 2008, $0.5 million was both borrowed and repaid along with the interest due.

At September 30, 2008, the outstanding balance of the Global credit facilities is $39.8 million.  We also owe Global $0.8 million in advance fees for this facility and these amounts are included in accrued interest and fees from related parties.

In October 2008, we and Global Project Finance AG (“Global”) agreed that under certain circumstances, we may reduce the outstanding balance under the Credit Facilities with Global by up to $20.0 million in exchange for securities in Falcon and our common stock.  If Falcon exercises its option to acquire a 50% interest in the Buckskin Mesa project and pays up to $10.0 million of the purchase price in Falcon convertible securities, we will assign to Global up to $10.0 million of such Falcon convertible securities, and pay the balance, if any, in cash, so that the total of the assigned Falcon convertible securities and any cash payment equals $10.0 million.  Global has agreed to treat this assignment and payment as payment of $10.0 million against amounts owed under the Credit

Facilities.  In addition, upon exercise of the option, we would issue to Global shares of our common stock valued at $10.0 million as payment of an additional $10.0 million against amounts owed under the Credit Facilities.

MAB - During the years ended September 30, 2008 and 2007, we incurred project development costs under the Development Agreement with MAB (see Note 10) in the amounts of $0.0 million and $1.8 million, respectively.  Expenditures paid by MAB on our behalf during 2008 and 2007 were $0.0 million and $2.4 million, respectively.  The outstanding balances on these accounts in the amount of $0.9 million, included in due to shareholder and related parties as of September 30, 2007, were paid in full during 2008.

Pursuant to our agreements with MAB and the $13.5 million promissory note (see Note 10), we incurred interest expense of $0.1 million and $0.5 million and made principal payments of $1.2 million and $1.0 million for the years ended September 30, 2008 and 2007, respectively.  At September 30, 2008, we had also paid MAB for accrued interest in the amount of $0.6 million and all balances due to MAB were paid in full.

Bruner Family Trust - At September 30, 2008, we have seven notes outstanding from the Bruner Family Trust totaling $2.8 million.  In 2008, Charles Crowell, our Chairman and CEO, assigned the right to receive $0.2 million from Galaxy to us as consideration in payment of this note.  No other payments of principal or interest were made on these notes in 2008.

Galaxy - At September 30, 2007, we had notes receivable of $2.5 million in relation to an earnest money deposit under the terms of the Galaxy PSA (see Note 3), with additional operating costs plus accrued interest on amounts due aggregating $0.3 million. In 2008, the entire balance was offset against amounts that we owed to MAB.  Marc A. Bruner, the largest single beneficial shareholder of the Company, is a 14.0% beneficial shareholder of Galaxy and is the father of the President and Chief Executive Officer of Galaxy.

Officers and Directors - Pursuant to the sale of our convertible debentures dated November 13, 2007 (see Note 6), two officers and a director participated in the transaction, representing a total of $0.5 million of the total $7.0 million offering. During December 2008, three officers made short-term loans to the Company aggregating $0.2 million dollars.  These loans were repaid in January 2009.

Note 12 – Income Taxes

Income tax expense (benefit) consists of the following ($ in thousands):

	Year Ended September 30,
	2008	2007	2006
Current taxes	$—	$—	$—
Deferred taxes	(24,325)	(17,938)	(6,850)
Less: valuation allowance	24,325	17,938	6,850
Net income tax provision (benefit)	$—	$—	$—

The effective income tax rate for the years ended September 30, 2008, 2007 and 2006 differs from the U.S. Federal statutory income tax rate due to the following:
	Year Ended September 30,
	2008	2007	2006
Federal statutory income tax rate	-35.00%	-35.00%	-35.00%
State income taxes, net of federal benefit	-2.99%	-2.97%	-3.25%
Permanent differences — disallowed interest on convertible debt	2.51%	0.81%	5.20%
Increase in valuation allowance	35.49%	37.16%	33.05%
Net income tax provision (benefit)	—	—	—

The components of the deferred tax assets and liabilities as of September 30, 2008 and 2007 are as follows ($ in thousands):
	September 30,
	2008	2007
Deferred tax assets:
Federal and state net operating loss carryovers	$46,007	$20,964
Capital loss carryovers	1,135	—
Investments	304	—
Asset retirement obligation	43	51
Stock compensation	8,154	6,769
Accrued Vacation	34	9
Transfer fees	3	3
Accrued Interest	129	2,053
Deferred tax asset	$55,809	$29,849
Deferred tax liabilities:
Oil and gas properties and property and equipment	(5,861)	(4,226)
Net deferred tax asset	49,948	25,623
Less: valuation allowance	(49,948)	(25,623)
Deferred tax liability	$—	$—

The Company has approximately a $121.1 million net operating loss carryover and a $3.0 million capital loss carryover as of September 30, 2008.  The net operating losses may offset against taxable income through the year ended September 2028.  A portion of the net operating loss carryovers begin expiring in 2025 and may be subject to U.S. Internal Revenue Code Section 382 limitations.  The capital loss carryover may only offset against future capital gains through the year ended September 2013.

The Company has provided a valuation allowance for the deferred tax asset at September 30, 2008, as the likelihood of the realization of the tax benefit of the net operating loss carry forward cannot be determined.  The valuation allowance increased by approximately $24.3 million, $17.9 million and $6.9 million for the years ended September 30, 2008, 2007 and 2006, respectively.

Note 13 — Commitments and Contingencies

CCES - On April 11, 2008, we closed the sale of certain natural gas gathering assets for $0.7 million in cash consideration, and simultaneously entered into a Gas Gathering Agreement with CCES Piceance Partners I, LLC (“CCES”) relating to the initial phase of our gas gathering system project.  These agreements formalize and expand upon a Letter of Understanding (“LOU”) between the parties which contemplates a dedicated relationship with CCES in the development of a gas gathering system and the provision of Gas Gathering Services within our Buckskin Mesa Project area (the “CCES Agreements”).

In addition to customary terms and conditions, the CCES Agreements include a guarantee (the “Guarantee”) from us to CCES regarding their increasing financial commitments as they are incurred in relation to the development of the gas gathering system, including our contingent repurchase of the gas gathering assets we sold to CCES.  The triggering event for the Guarantee is contingent upon our mutual failure to execute a formal agreement for long-term gas gathering services in the future (the “Second Phase Midstream Services Agreement”).  The resolution of this contingency is dependent upon, among other things, gas production levels from the initial phase gas gathering system for our Buckskin Mesa Project over the next 12 to 18 months, and other factors as determined by both parties.  Should we fail to execute a mutually agreeable long-term contract, CCES has the right to invoice us for their incurred costs and demand repayment within 20 days of our receipt of the Demand Invoice.  To secure our Guarantee, we have executed a Promissory Note for an amount up to $11.5 million, secured by second deeds of trust on our Colorado properties.  The amount of the Guarantee is variable, based upon the underlying incurred costs by CCES as defined in the CCES Agreements, and aggregated $4.8 million as of September 30, 2008.

We have accounted for our Guarantee under the requirements of FASB Interpretation (“FIN”) 45.  As of September 30, 2008, we have recorded a current liability and intangible asset in our financial statements, to reflect our Contingent Purchase Obligation relating to the Guarantee.  In the event the triggering event does not occur and our obligation lapses, these obligations will be offset against each other.  In the event the Guarantee is triggered, we expect to acquire and obtain title to the gas gathering assets, which will then be included in our full cost pool as property.  Our Contingent Purchase Obligation will be adjusted during future periods to its fair value, so long as the contingent Guarantee remains unresolved.

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

Environmental - Oil and gas producing activities are subject to extensive environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Other Contingencies - The Company may from time to time be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. During the fiscal year ending September 30, 2008, we were a party to the following legal actions: (i) 21 vendors filed multiple liens applicable to our properties, with 10 foreclosure actions pending at various stages of the pleadings, in connection with the liens; (ii) a law suit was filed in August 2007 by a law firm in the Supreme Court of Victoria, Australia for the balance of legal fees owed to them in the amount of $0.2 million Australian dollars, (iii) a law suit was filed in December 2007 by a vendor in the Supreme Court of Queensland, Australia for the balance which the vendor claims was owed by us in the amount of $2.4 million Australian dollars, and (iv) a judgment lien was filed in October 2007 by another vendor in the U.S. for the Company’s default under a settlement agreement related to the contract between the two companies.  As of September 30, 2008, all of the liens had been released except for approximately $0.08 million, and all of the lawsuits had been dismissed.  See Note 3 regarding the Daniels Litigation.

Operating Leases - In 2006, the Company entered into lease agreements for office space in Denver, Colorado and Salt Lake City, Utah. The Salt Lake City office space was for our subsidiary, Paleo, which was sold to a related party effective August 31, 2007.  The purchaser assumed all rights and obligations under the lease, agreed to indemnify us, and guaranteed performance for all of our obligations under the lease. In November 2007, we entered into a lease agreement for office space in Denver, Colorado. This lease expires in 2011. In February 2008 we entered into an amended lease agreement related to our Denver offices, which expires in 2013

Minimum rental payments under our various operating leases in the year indicated are as follows as of September 30, 2008 ($ in thousands):
Year Ended September 30,
2009	$340
2010	340
2011	242
2012	68
2013	—

Rent expense for the years ended September 30, 2008, 2007 and 2006 was $0.2 million, $0.2 million, and $0.1 million, respectively.

Note 14 —Subsequent Events (Unaudited)

Falcon Loan and Closing on Purchase - On October 1, 2008, we entered into a secured loan agreement with Falcon (“Falcon Loan”), where Falcon agreed to advance to us up to $5.0 million in cash to meet certain of our near term operating cash needs. During October and November 2008, we received advances aggregating $5.0 million, and substantially all of these advances were utilized to satisfy various vendor obligations and lease commitments in the U.S. and Australia. The loan is secured by 14.5 million shares of Falcon common stock we have received as consideration in relation to the sale of a 50% working interest in four exploration permits in Australia, and have been pledged to Falcon under a Pledge and Security Agreement.  The loan is also secured by a first position security interest in our five well bores in our Buckskin Mesa Project.  Falcon’s common shares are traded on the Toronto Venture Exchange, and the value of the pledged shares as of the close of trading on January 9, 2009 was approximately $4.9 million. The loan carries interest at 10%, payable monthly, and is due in full on April 30, 2009, or earlier in the Event of Default.  We are in compliance with the terms of the loan agreement.

In October 2008, we issued 1.9 million shares of our common stock to Clear Creek Energy Services as consideration for Clear Creek granting us consents, waivers, and modifications under the terms of our initial gas gathering agreement, which were required to complete the sale of the working interest in the Buckskin Mesa wells to Falcon.

On November 10, 2008, we closed the sale of an undivided 25% working interest in five wells, including the 40-acre tract surrounding each well, to Falcon.  The wells are located in our Buckskin Mesa project in the Piceance Basin in Rio Blanco County, Colorado (see Note 3).  Subsequent to the closing, we and Falcon agreed to use a portion of the $7 million of completion capital to make certain payments to DPC.

Global Agreement Advances - In October 2008, we received a $0.1 million advance from Global a related party under our credit and facility agreement, and an additional $0.1 million in December 2008 under a short-term note.

In October 2008, we and Global Project Finance AG (“Global”) agreed that under certain circumstances, we may reduce the outstanding balance under the Credit Facilities with Global by up to $20.0 million in exchange for securities in Falcon and our common stock.  If Falcon exercises its option to acquire a 50% interest in the Buckskin Mesa project and pays up to $10.0 million of the purchase price in Falcon convertible securities, we will assign to Global up to $10.0 million of such Falcon convertible securities, and pay the balance, if any, in cash, so that the total of the assigned Falcon convertible securities and any cash payment equals $10.0 million.  Global has agreed to treat this assignment and payment as payment of $10.0 million against amounts owed under the Credit Facilities.  In addition, upon exercise of the option, we would issue to Global shares of our common stock valued at $10.0 million as payment of an additional $10.0 million against amounts owed under the Credit Facilities.

Stock Options - In December 2008, the Board of Directors elected to accelerate the vesting of 0.1 million options granted to consultants of the Company. The options had initially vested 50% at the date of grant.  As a result of the acceleration the options became 100% vested as of the date of the authorization.

Sale of Producing Wells - In December 2008, we sold the working interests in our 8 producing “Jolley” wells in Garfield County, Colorado to Robert L. Bayless, Producer LLC for $2.3 million in cash.

Additional Financing – During December 2008, the Company received $0.2 million in short-term loans from certain officers.  These amounts were repaid in January 2009.

Note 15 — Disclosures about Oil and Gas Producing Activities (Unaudited)

Costs Incurred in Oil and Gas Producing Activities -  Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows ($ in thousands):

	Year Ended September 30,
	2008	2007	2006
Development	$—	$9,654	$—
Exploration	12,524	28,952	13,184
Acquisitions:
Proved	—	3,948	—
Unproved	30,952	99,409	25,076
Total	$43,476	$141,963	$38,260
Capitalized costs associated with asset retirement obligation	$96	$30	$520

Oil and Gas Reserve Quantities - For all years presented, Gustavson Associates (“Gustavson”) prepared the reserve information for the Company’s properties located in the Piceance Basin of western Colorado, and for the properties located in the Fiddler Creek Heavy Oil Project located in Montana. The Fiddler Creek Heavy Oil Project was sold effective October 1, 2007 (see Note 3).

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

Presented below is a summary of the changes in estimated reserves of the Company:

	Year Ended September 30,
	2008		2007		2006
	Oil or Condensate (Bbl)	Gas (Mcf)	Oil or Condensate (Bbl)	Gas (Mcf)	Oil or Condensate (Bbl)	Gas (Mcf)
Developed and undeveloped:
Beginning of year	131,037	13,699,421	—	—	—	—
Extensions and discoveries	3,436	11,417,393	131,174	10,820,228	—	—
Purchases of minerals in place	621	2,020,689	—	3,335,933	—	—
Production	(22)	(286,474)	(137)	(456,740)	—	(5,822)
Sales of reserves	(130,379)	(9,512,575)	—	—	—	—
Revisions to previous estimates	2,643	2,475,960	—	—	—	5,822
End of year	7,336	19,814,414	131,037	13,699,421	—	—
Proved developed reserves:
Beginning of year	8,873	13,699,421	—	—	—	—
End of year	2,353	3,310,350	8,873	13,699,421	—	—

Standardized Measure of Discounted Future Net Cash Flows.  SFAS 69, Disclosures about Oil and Gas Producing Activities (“SFAS 69”) prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly described below.

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

Future operating costs are determined based on estimates of expenditures to be incurred in developing and producing the proved oil and gas reserves in place at the end of the period, using year-end costs and assuming continuation of existing economic conditions.  In the case of the Company, future development costs for its proven reserves, particularly gas reserves, are relatively high because these reserves are unconventional gas resources.  As such, while wells have been drilled, multiple hydraulic fracturing operations are needed to maximize the production of gas.  These multiple fracturing operations are the primary reason for higher costs.

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

	As of September 30,
	2008	2007	2006
Gas (per Mcf)	$3.36	$4.80	$—
Oil (per Bbl)	$79.47	$62.61	$—

The following summary sets forth the Company’s future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed by SFAS 69 ($ in thousands):

	As of September 30,
	2008	2007	2006
Future cash inflows	$91,165	$73,998	$—
Future production costs	(24,009)	(18,394)	—
Future development costs	(33,416)	(10,648)	—
Future net cash flows	33,740	44,956	—
10% annual discount	(25,383)	(25,091)	—
Standardized measure of discounted future net cash flows	$8,357	$19,865	$—

The primary sources of change in the standardized measure of discounted future net cash flows are ($ in thousands):

	Year Ended September 30,
	2008	2007	2006
Standardized measure, beginning of year	$19,865	$—	$—
Changes in prices and production costs	(442)	—	—
Sales of oil and gas produced	(1,188)	(2,027)	—
Extensions of discoveries, net of production costs	368	17,266	—
Purchases of minerals in place	403	4,626	—
Sales of reserves	(13,043)	—	—
Revisions of previous quantity estimates	764	—	—
Accretion of discount	1,987	—	—
Other	(357)	—	—
Standardized measure, end of year	$8,357	$19,865	$—

Note 16 — Quarterly Financial Information (Unaudited)

Our consolidated results of operations, by quarter, for the years ended September 30, 2008, 2007 and 2006 were as follows ($ in thousands, except per share amounts):

2008	Restated First	Restated Second	Restated Third	Fourth
Total operating revenues	$507	$646	$573	$454
Operating loss	$(2,172)	$(2,184)	$(2,440)	$(34,648)
Net loss	$(16,808)	$(7,732)	$(12,253)	$(40,073)
Basic and diluted net loss per common share	$(0.05)	$(0.02)	$(0.04)	$(0.13)

2007	Restated First	Restated Second	Restated Third	Fourth
Total operating revenues	$449	$989	$847	$535
Operating loss	$(10,736)	$(8,267)	$(6,239)	$(17,919)
Net loss	$(10,555)	$(10,265)	$(7,079)	$(21,912)
Basic and diluted net loss per common share	$(0.05)	$(0.05)	$(0.03)	$(0.11)

2006	First		Second		Third		Fourth
Total operating revenues	$	---	$	---	$	---	$36
Operating loss		$(1,411)		$(1,978)		$(3,180)	$(11,640)
Net loss		$(1,599)		$(2,477)		$(4,475)	$(12,141)
Basic and diluted net loss per common share		$(0.02)		$(0.02)		$(0.03)	$(0.07)

For additional information related to the restated results of operations please see our restated form 10Q/A’s for the following reporting periods December 31, 2007, March 31, 2008 and June 30, 2008 filed contemporaneously with this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 29, 2008, Hein & Associates, LLP (“Hein”), which served as our principal accountant to audit our financial statements, informed the Audit Committee of our Board of Directors (“Audit Committee”) that they were resigning as our independent registered public accounting firm. The decision to change accountants was approved by the Audit Committee on January 31, 2008. The reports of Hein on the consolidated financial statements for the two most recent fiscal years ended September 30, 2007 and 2006, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit reports for both years contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

The report of Hein to the Audit Committee and our management addressing management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of September 30, 2007 indicates that we did not maintain effective internal control over financial reporting as of September 30, 2007 due to the effect of the following material weaknesses:

1.
The Company did not have an adequate process for monitoring accounting and financial reporting and had not conducted a comprehensive review of the account balances and transactions that had occurred during the year.  However, the Company did conduct such a review prior to filing of the Form 10-K.

2.
The Company does not have sufficient controls to ensure that the accounting department would receive or review material documents, or to ensure that the accounting department would receive or review material information on a timely basis.

In connection with the interim review of the June 30, 2007 financial statements, Hein advised the Company that it did not have effective internal control over financial reporting due to the effect of the following material weaknesses:  The Company did not have sufficient controls to ensure that the Company’s accounting department would receive or review material documents, or to ensure that the accounting department would receive or review material information on a timely basis.  There was not an effective system in place to ensure that those responsible for financial reporting received copies of Board minutes which reflected the issuance of common shares of stock.  In addition, the Company’s accounting department did not have adequate staffing to provide timely financial information.

In connection with the audit of the September 30, 2006 financial statements, Hein advised the Company that it did not have effective internal control over financial reporting due to the effect of the following material weakness:  The Company’s staffing for the period under audit and record keeping was not adequate to ensure an effective internal control structure as evidenced by the lack of recording certain equity transactions on a timely basis and delays in providing necessary information to the auditors.

In connection with the interim review of the June 30, 2006 financial statements, Hein advised the Company that it did not have effective internal control over financial reporting due to the effect of the following material weakness:  The Company’s current staffing was not adequate to ensure an effective internal control structure as evidenced by the overpayment of certain development fees to a related party and the filing of the Form 10-QSB for the three and nine months periods ended June 30, 2006 prior to the completion of the review by the Company’s independent registered public accounting firm.

During the fiscal years ended September 30, 2007 and 2006 and through the subsequent interim period ending January 29, 2008, there were no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein, would have caused Hein to make reference thereto in its report on our financial statements for such years.  Further, except as described above, there were no other reportable events as described in Item 304(a)(1)(v) of Regulation S-K occurring within our two most recent fiscal years and the subsequent interim period ending January 29, 2008.

We requested Hein to furnish us with a letter addressed to the SEC stating whether or not it agreed with the above statements.  We received that letter and filed it with the SEC as required by Regulation S-K Item 304(a)(3).

During our two most recent fiscal years ended September 30, 2007 and 2006, we consulted GHB on the application of the Financial Accounting Standards Board 109, Accounting for Income Taxes and accrued $2,425 in fees related to that consultation.

On January 31, 2008, the Audit Committee approved the engagement of Gordon, Hughes & Banks, LLP (“GHB”) to serve as our principal accountant to audit our financial statements for the fiscal year ending September 30, 2008 and to perform procedures related to the financial statements to be included in our quarterly reports on Form 10-Q, beginning with and including the quarter ending December 31, 2007. That decision was approved and ratified by our Board of Directors on January 31, 2008.

We requested that GHB review the Current Report on Form 8-K and provided GHB with the opportunity to furnish a letter addressed to the SEC containing any new information, clarification of our reviews, or the respects in which it did agree with our statements. GHB advised us that it had reviewed the Form 8-K and did not have any need to submit a letter in accordance with Item 304 of Regulation S-K.

On November 3, 2008, GHB resigned as our independent registered public accounting firm.  GHB recently entered into an agreement with Eide Bailly LLP (“Eide Bailly”), pursuant to which Eide Bailly acquired the operations of GHB and certain of the professional staff and shareholders of GHB joined Eide Bailly either as employees or partners of Eide Bailly and will continue to practice as members of Eide Bailly.  Concurrent with the resignation of GHB, we, through and with the approval of our Audit Committee, engaged Eide Bailly as its independent registered public accounting firm.

As we engaged GHB as of January 31, 2008, GHB did not issue a report on our financial statements for the fiscal years ended September 30, 2007 or 2006.

During our two most recent fiscal years and the period through November 3, 2008, there were no disagreements with GHB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GHB, would have caused it to make reference to the subject matter of the disagreements in connection with its report.  Further, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K occurring from during our two most recent fiscal years and the period through November 3, 2008.

During the period prior to the engagement of Eide Bailly, neither we nor anyone on our behalf consulted Eide Bailly regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.  Further, Eide Bailly has not provided written or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues.

We provided a copy of the foregoing disclosures to GH&B prior to the date of the filing our report on Form 8-K and requested that GH&B furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the statements in the 8-K. A copy of the letter furnished in response to that request was filed as an exhibit to the Form 8-K.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Background

As part of management's ongoing review of our accounting policies and internal control over financial reporting, on November 14, 2008, management identified a material weakness in the operating effectiveness of our internal control over financial reporting and determined that the unaudited financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008 would be restated.

In our Form 10-Ks for our years ended September 30, 2007 and September 30, 2006, we disclosed that our disclosure controls and procedures were not effective, and that we had material weaknesses in our internal control over financial reporting in relation to (a) our lack of adequate processes for monitoring our financial reporting and accounting processes and we had not conducted a comprehensive review of our account balances and transactions; (b) we lacked adequate staff and procedures, and we had inadequate segregation of duties; and (c) we lacked appropriate processes and procedures in relation to the timely review of material documents and transactions for accounting and disclosure purposes.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we have determined that material weaknesses in internal control over financial reporting related to the operating effectiveness of internal control over financial reporting, and specifically in relation to our accounting for our oil and gas properties, existed as of September 30, 2008. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective to reasonably ensure that information required to be disclosed is included in the reports that we file with the SEC.

Management's Report on Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of Company assets are made in accordance with management’s authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of the inherent limitations of internal control over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of our internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, has determined that we did not maintain effective internal control over financial reporting as of September 30, 2008. In connection with the preparation of our Annual Report on Form 10-K, we identified certain accounting errors that led us to conclude that our internal control over financial reporting was not operating effectively as of September 30, 2008.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment, management identified the following material weaknesses: (1) our controls over industry specific accounting transactions did not operate effectively to appropriately calculate losses on our oil and gas property conveyances in the consolidated statements of operations and we lacked adequately defined procedures and controls to properly value and present our oil and gas properties in our consolidated balance sheets and statements of operations; and (2) our controls over other non-recurring complex accounting transactions were not operating effectively to ensure that all such transactions were properly accounted for and disclosed in accordance with GAAP.  These material weaknesses resulted in the restatement of the Company's consolidated financial statements filed with the SEC on Form 10-Q for the quarterly periods ended December 31, 2007, March 31, 2008 and June 30, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our past filings with the SEC, management identified material weaknesses in our internal control over financial reporting for the years ended September 30, 2007 and 2006. The weaknesses that the Company previously disclosed related to (a) our lack of adequate processes for monitoring our financial reporting and accounting processes and we had not conducted a comprehensive review of our account balances and transactions; (b) we lacked adequate staff and procedures, including inadequate segregation of duties; and (c) we lacked appropriate processes and procedures in relation to the timely review of material documents and transactions for accounting and disclosure purposes. In order to remediate these material weaknesses management retained additional senior accounting staff and financial consultants and, during the third and fourth quarters of fiscal 2008, the Company designed and implemented improved processes and controls to ensure that (a) all material transactions are properly recorded, reviewed and approved; (b) all significant accounts are reconciled on a timely basis; (c) duties are properly segregated; and, (c) complex accounting issues are properly evaluated and accounted for in accordance with GAAP.

Management believes we now have sufficient individuals that collectively possess a strong background, experience and expertise related to accounting, SEC reporting and other finance functions. However, due to the material weaknesses in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and as described in this Item 9A(T), and the fact that the significant scope and timing of these remediation steps did not permit observation over an appropriate period of time for us to adequately test their effectiveness, our disclosure controls and procedures were not effective as of September 30, 2008 to assure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the periods specified in the SEC's rules.

Notwithstanding the existence of these material weaknesses in internal control, we believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheets as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2008, 2007 and 2006 in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the definitive proxy statement of PetroHunter relating to the Company’s 2009 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the definitive proxy statement of PetroHunter relating to the Company’s 2009 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the definitive proxy statement of PetroHunter relating to the Company’s 2009 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the definitive proxy statement of PetroHunter relating to the Company’s 2009 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the definitive proxy statement of PetroHunter relating to the Company’s 2009 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Regulation S-K Number	Exhibit
2.1
Stock Exchange Agreement dated February 10, 2006 by and among Digital Ecosystems Corp., GSL Energy Corporation, MABio Materials Corporation and MAB Resources LLC (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-QSB for the quarter ended December 31, 2005, filed February 16, 2006)

2.2	Amendment No. 1 to Stock Exchange Agreement dated March 31, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K dated March 31, 2006, filed April 7, 2006)

2.3	Amendment No. 5 to Stock Exchange Agreement dated May 12, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K dated May 12, 2006, filed May 15, 2006)

3.1	Articles of Incorporation (incorporated by reference to Exhibit A to the Information Statement filed July 17, 2006)

3.2	Bylaws (incorporated by reference to Exhibit B to the Information Statement filed July 17, 2006)

10.1	2005 Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s annual report Form 10-KSB for the fiscal year ending March 31, 2006, filed July 14, 2006)

10.2
Acquisition and Consulting Agreement between MAB Resources LLC and PetroHunter Energy Corporation effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s amended current report on Form 8-K dated January 9, 2007, filed May 4, 2007)

10.3
Credit and Security Agreement dated as of January 9, 2007 between PetroHunter Energy Corporation and PetroHunter Operating Company and Global Project Finance AG (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated January 9, 2007, filed January 11, 2007)

10.4
Credit and Security Agreement dated as of May 21, 2007 between PetroHunter Energy Corporation and PetroHunter Operating Company and Global Project Finance AG (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 21, 2007, filed May 22, 2007)

10.5
Subordinated Unsecured Promissory Note dated July 31, 2007 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 31, 2007, filed August 1, 2007)

10.6
Subordinated Unsecured Promissory Note dated September 21, 2007 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated September 21, 2007, filed September 27, 2007)

10.7
First Amendment to Acquisition and Consulting Agreement between MAB Resources LLC and PetroHunter Energy Corporation dated October 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated October 17, 2007, filed October 23, 2007)

10.8	Lori Rappucci Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated October 17, 2007, filed October 23, 2007)

10.9	Purchase and Sale Agreement between PetroHunter Heavy Oil Ltd. and Pearl Exploration and

Regulation S-K Number	Exhibit
Production Ltd. effective October 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 6, 2007, filed November 7, 2007)

10.10	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.11	Form of Debenture (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.12	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.13	Form of Warrant (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.14	Collateral Pledge and Security Agreement (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.15
Second Amendment to Acquisition and Consulting Agreement between MAB Resources LLC and PetroHunter Energy Corporation dated November 15, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 15, 2007, filed November 16, 2007)

10.16	Charles B. Crowell Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated January 4, 2008, filed January 10, 2008)

10.17
Third Amendment to Acquisition and Consulting Agreement between MAB Resources LLC and PetroHunter Energy Corporation (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, filed January 15, 2008)

10.18
Promissory Note dated February 12, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated February 12, 2008, filed February 19, 2008)

10.19
Promissory Note dated March 14, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 14, 2008, filed March 17, 2008)

10.20
Promissory Note dated March 18, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 18, 2008, filed March 24, 2008)

10.21
Purchase and Sale Agreement between PetroHunter Energy Corporation and PetroHunter Operating Company as Seller and Laramie Energy II, LLC as Buyer Dated Effective April 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 30, 2008, filed June 5, 2008)

10.22
Amendment to Purchase and Sale Agreement between PetroHunter Energy Corporation and PetroHunter Operating Company as Seller and Laramie Energy II, LLC as Buyer Dated May 23, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated May 30, 2008, filed June 5, 2008)

10.23
Promissory Note dated August 12, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated August 12, 2008, filed August 18, 2008)

Regulation S-K Number	Exhibit
10.24
Purchase and Sale Agreement between PetroHunter Energy Corporation and Sweetpea Petroleum Pty Ltd. and Falcon Oil & Gas Ltd. and Falcon Oil & Gas Australia Pty Ltd. Dated August 22, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s amended current report on Form 8-K dated August 25, 2008, filed November 20, 2008)

10.25
Purchase and Sale Agreement between PetroHunter Energy Corporation and PetroHunter Operating Company and Falcon Oil & Gas Ltd. and Falcon Oil & Gas USA, Inc. Dated August 22, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s amended current report on Form 8-K dated August 25, 2008, filed November 20, 2008)

10.26	Loan Agreement with Falcon Oil & Gas Ltd. dated October 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated September 30, 2008, filed October 2, 2008)

16.1	Letter from Hein & Associates LLP (incorporated by reference to Exhibit 16.1 to the Company’s current report on Form 8-K dated January 29, 2008, filed February 4, 2008)

16.2	Letter from Gordon, Hughes & Banks, LLP (incorporated by reference to Exhibit 16.1 to the Company’s current report on Form 8-K dated November 3, 2008, filed November 7, 2008)

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, filed January 15, 2008)

31.1	Rule 13a-14(a) Certification of Charles B. Crowell

31.2	Rule 13a-14(a) Certification of Charles A. Josenhans

32.1	Certification of Charles B. Crowell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Charles A. Josenhans pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROHUNTER ENERGY CORPORATON

Date: January 13, 2009	By:	/s/ Charles B. Crowell
Charles B. Crowell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles B. Crowell	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	January 13, 2009
Charles B. Crowell

/s/ Charles A. Josenhans	Interim Chief Financial Officer (Principal Financial Officer	January 13, 2009
Charles A. Josenhans

/s/ Robert Perlman	Controller (Principal Accounting Officer)	January 13, 2009
Robert Perlman

/s/ Carmen J. Lotito	Director	January 13, 2009
Carmen J. Lotito

/s/ Martin B. Oring	Director	January 13, 2009
Martin B. Oring

/s/ Matthew R. Silverman	Director	January 13, 2009
Matthew R. Silverman

/s/ Anthony K. Yeats	Director	January 13, 2009
Anthony K. Yeats

EXHIBIT INDEX

Regulation S-K Number	Exhibit
2.1
Stock Exchange Agreement dated February 10, 2006 by and among Digital Ecosystems Corp., GSL Energy Corporation, MABio Materials Corporation and MAB Resources LLC (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-QSB for the quarter ended December 31, 2005, filed February 16, 2006)

2.2	Amendment No. 1 to Stock Exchange Agreement dated March 31, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K dated March 31, 2006, filed April 7, 2006)

2.3	Amendment No. 5 to Stock Exchange Agreement dated May 12, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K dated May 12, 2006, filed May 15, 2006)

3.1	Articles of Incorporation (incorporated by reference to Exhibit A to the Information Statement filed July 17, 2006)

3.2	Bylaws (incorporated by reference to Exhibit B to the Information Statement filed July 17, 2006)

10.1	2005 Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s annual report Form 10-KSB for the fiscal year ending March 31, 2006, filed July 14, 2006)

10.2
Acquisition and Consulting Agreement between MAB Resources LLC and PetroHunter Energy Corporation effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s amended current report on Form 8-K dated January 9, 2007, filed May 4, 2007)

10.3
Credit and Security Agreement dated as of January 9, 2007 between PetroHunter Energy Corporation and PetroHunter Operating Company and Global Project Finance AG (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated January 9, 2007, filed January 11, 2007)

10.4
Credit and Security Agreement dated as of May 21, 2007 between PetroHunter Energy Corporation and PetroHunter Operating Company and Global Project Finance AG (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 21, 2007, filed May 22, 2007)

10.5
Subordinated Unsecured Promissory Note dated July 31, 2007 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 31, 2007, filed August 1, 2007)

10.6
Subordinated Unsecured Promissory Note dated September 21, 2007 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated September 21, 2007, filed September 27, 2007)

10.7
First Amendment to Acquisition and Consulting Agreement between MAB Resources LLC and PetroHunter Energy Corporation dated October 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated October 17, 2007, filed October 23, 2007)

10.8	Lori Rappucci Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated October 17, 2007, filed October 23, 2007)

10.9
Purchase and Sale Agreement between PetroHunter Heavy Oil Ltd. and Pearl Exploration and Production Ltd. effective October 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 6, 2007, filed November 7, 2007)

Regulation S-K Number	Exhibit

10.10	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.11	Form of Debenture (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.12	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.13	Form of Warrant (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.14	Collateral Pledge and Security Agreement (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.15
Second Amendment to Acquisition and Consulting Agreement between MAB Resources LLC and PetroHunter Energy Corporation dated November 15, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 15, 2007, filed November 16, 2007)

10.16	Charles B. Crowell Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated January 4, 2008, filed January 10, 2008)

10.17
Third Amendment to Acquisition and Consulting Agreement between MAB Resources LLC and PetroHunter Energy Corporation (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, filed January 15, 2008)

10.18
Promissory Note dated February 12, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated February 12, 2008, filed February 19, 2008)

10.19
Promissory Note dated March 14, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 14, 2008, filed March 17, 2008)

10.20
Promissory Note dated March 18, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 18, 2008, filed March 24, 2008)

10.21
Purchase and Sale Agreement between PetroHunter Energy Corporation and PetroHunter Operating Company as Seller and Laramie Energy II, LLC as Buyer Dated Effective April 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 30, 2008, filed June 5, 2008)

10.22
Amendment to Purchase and Sale Agreement between PetroHunter Energy Corporation and PetroHunter Operating Company as Seller and Laramie Energy II, LLC as Buyer Dated May 23, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated May 30, 2008, filed June 5, 2008)

10.23
Promissory Note dated August 12, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated August 12, 2008, filed August 18, 2008)

Regulation S-K Number	Exhibit

10.24
Purchase and Sale Agreement between PetroHunter Energy Corporation and Sweetpea Petroleum Pty Ltd. and Falcon Oil & Gas Ltd. and Falcon Oil & Gas Australia Pty Ltd. Dated August 22, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s amended current report on Form 8-K dated August 25, 2008, filed November 20, 2008)

10.25
Purchase and Sale Agreement between PetroHunter Energy Corporation and PetroHunter Operating Company and Falcon Oil & Gas Ltd. and Falcon Oil & Gas USA, Inc. Dated August 22, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s amended current report on Form 8-K dated August 25, 2008, filed November 20, 2008)

10.26	Loan Agreement with Falcon Oil & Gas Ltd. dated October 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated September 30, 2008, filed October 2, 2008)

16.1	Letter from Hein & Associates LLP (incorporated by reference to Exhibit 16.1 to the Company’s current report on Form 8-K dated January 29, 2008, filed February 4, 2008)

16.2	Letter from Gordon, Hughes & Banks, LLP (incorporated by reference to Exhibit 16.1 to the Company’s current report on Form 8-K dated November 3, 2008, filed November 7, 2008)

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, filed January 15, 2008)

31.1	Rule 13a-14(a) Certification of Charles B. Crowell

31.2	Rule 13a-14(a) Certification of Charles A. Josenhans

32.1	Certification of Charles B. Crowell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Charles A. Josenhans pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002