Form 10-Q/A
period 2007-12-31
PetroHunter Energy Corp
filed 2009-01-23
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10- Q/A
AMENDMENT NO. 1
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
(303) 572-8900

Registrant’s former address:
1875 Lawrence Street,
Suite 1400, Denver, Colorado 80202

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company . See definitions of “large accelerated filer,” “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

EXPLANATORY NOTE REGARDING RESTATEMENTS

This Quarterly Report on Form 10-Q/A for the three month period ended December 31, 2007 includes restatements of the previously filed condensed consolidated financial statements and data (and related disclosures) for the period ended December 31, 2007.  A summary of these restatements and corrections are discussed in Note 2, Restatement of Previously Issued Financial Statements, included in the accompanying condensed consolidated financial statements for the period ended December 31, 2007.  These corrections are also discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We previously announced, in a Form 8-K filed with the SEC on November 20, 2008, that we would restate our previously reported financial statements as originally filed with the SEC on February 19, 2008, as a result of the discovery of several significant errors by management during its year-end review, and in conjunction with the annual audit.  The information contained in this Quarterly Report on Form 10-Q/A amends only Items 1, 2 and 4 of Part I to the originally filed Quarterly Report on Form 10-Q filed with the SEC on February 19, 2008 (the “Original Report”).

This Quarterly Report on Form 10-Q/A does not reflect all events occurring after the original filing of the Original Report or modify or update all the disclosures affected by subsequent events.  Information not modified or updated herein reflects the disclosures made at the time of the filing of the Original Report on February 19, 2008.  Accordingly, this Form 10-Q/A should be read in conjunction with all of our periodic filings, including our amended filings on Form 10-Q/A in relation to the three- and six-month period ended March 31, 2008, and in relation to the three- and nine-month period ended June 30, 2008, filed with the SEC in conjunction with the filing of this report.

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

PETROHUNTER ENERGY CORPORATION

FORM 10-Q/A

FOR THE THREE-MONTH PERIOD ENDED
DECEMBER 31, 2007
(restated)

PART I. FINANCIAL INFORMATION
PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS‘
	December 31, 2007	September 30, 2007
	(unaudited) (restated)
	($ in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$462	$120
Receivables
Oil and gas receivables, net	306	487
GST receivable	424	—
Due from related parties	—	500
Other receivables	31	59
Note receivable — related party	—	2,494
Prepaid expenses and other assets	249	187
Marketable securities, available for sale	3,896	—
Total Current Assets	5,368	3,847
Property and Equipment, at cost
Oil and gas properties under full cost method, net	163,006	162,843
Furniture and equipment, net	737	569
	163,743	163,412
Other Assets
Joint interest billings	1,029	13,637
Restricted cash	599	599
Deposits and other assets	90	—
Deferred financing costs, net	2,084	529
Intangible asset	1,997	—
Total Assets	$174,910	$182,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$23,532	26,631
Notes payable — short-term	2,548	4,667
Convertible notes payable	400	400
Note payable — related party — current portion	2,385	3,755
Note payable — current portion of long term liabilities	120	120
Accrued interest payable	3,821	2,399
Accrued interest payable — related party	654	516
Due to shareholder and related parties	1,353	1,474
Contract payable — oil and gas properties	—	1,750
Contingent purchase obligation	1,997	—
Total Current Liabilities	36,810	41,712

Non-Current Obligations
Notes payable — net of discount and current portion	29,464	27,944
Subordinated notes payable — related parties	1,149	9,050
Convertible notes payable — net of discount	60	—
Asset retirement obligation	104	136
Net Non-Current Obligations	30,777	37,130
Total Liabilities	67,587	78,842

Common Stock Subscribed	—	2,858
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; issued and outstanding — 318,748,841 and 278,948,841 shares	319	279
Additional paid-in-capital	197,993	172,672
Other comprehensive loss	(1,559)	(5)
Deficit accumulated during the development stage	(89,430)	(72,622)
Total Stockholders’ Equity	107,323	100,324
Total Liabilities and Stockholders’ Equity	$174,910	$182,024
See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Ended December 31, 2007	Three-Months Ended December 31, 2006	Cumulative From Inception (June 20, 2005) to December 31, 2007
	(unaudited, restated, $ in thousands, except per share amounts)
Revenue
Oil and gas revenue	$507	$449	$3,363
Costs and Expenses
Lease operating expenses	100	162	897
General and administrative	2,318	3,671	35,266
Project development costs — related party	—	1,815	7,205
Impairment of oil and gas properties	—	5,151	24,053
Depreciation, depletion, amortization and accretion	262	386	1,580
Total Operating Expenses	2,680	11,185	69,001

Loss from Operations	(2,173)	(10,736)	(65,638)
Other Income (Expense)
Loss on conveyance of property	(11,875)	—	(11,875)
Foreign currency exchange	—	—	23
Interest income	25	8	63
Interest expense	(2,785)	173	(12,003)
Total Other Income (Expense)	(14,635)	181	(23,792)

Net Loss	$(16,808)	$(10,555)	$(89,430)

Net loss per common share — basic and diluted	$(0.05)	$(0.05)
Weighted average number of common shares outstanding — basic and diluted	306,471	219,929

See accompanying notes to consolidated financial statements

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(unaudited, restated)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Accumulated Other Comprehensive	Total Stockholders’	Total Comprehensive
	Shares	Amount	Capital	Stage	Loss	Equity	Loss
	($ in thousands)
Balance, June 20, 2005 inception)	—	$—	$—	$—	$—	$—	$—
Shares issued to founder at $0.001 per share	100,000,000	100	—	—	—	100	—
Stock based compensation costs for options granted to non- employees	—	—	823	—	—	823	—
Net loss	—	—	—	(2,119)	—	(2,119)	(2,119)
Balance, September 30, 2005	100,000,000	100	823	(2,119)	—	(1,196)	(2,119)
Shares issued for property interests at $0.50 per share	3,000,000	3	1,497	—	—	1,500	—
Shares issued for finder’s fee on property at $0.50 per share	3,400,000	3	1,697	—	—	1,700	—
Shares issued upon conversion of debt, at $0.50 per share	44,063,334	44	21,988	—	—	22,032	—
Shares issued for commission on convertible debt at $0.50 per share	2,845,400	3	1,420	—	—	1,423	—
Sale of shares and warrants at $1.00 per unit	35,442,500	35	35,407	—	—	35,442	—
Shares issued for commission on sale of units	1,477,500	1	1,476	—	—	1,477	—
Costs of stock offering: Cash	—	—	(1,638)	—	—	(1,638)	—
Shares issued for commission at $1.00 per share	—	—	(1,478)	—	—	(1,478)	—
Exercise of warrants	1,000,000	1	999	—	—	1,000	—
Recapitalization of shares issued upon merger	28,700,000	30	(436)	—	—	(406)	—
Stock based compensation	—	—	9,189	—	—	9,189	—
Net loss	—	—	—	(20,692)	—	(20,692)	(20,692)
Balance, September 30, 2006	219,928,734	220	70,944	(22,811)	—	48,353	(20,692)
Shares issued for property interests at $1.62 per share	50,000,000	50	80,950	—	—	81,000	—
Shares issued for property interests at $1.49 per share	256,000	—	382	—	—	382	—
Shares issued for commission costs on property at $1.65 per share	121,250	—	200	—	—	200	—

Shares issued for finance costs on property at $0.70 per share	642,857	1	449	—	—	450	—
Shares issued for property and finance interests at various costs per share	8,000,000	8	6,905	—	—	6,913	—
Foreign currency translation adjustment	—	—	—	—	(5)	(5)	(5)
Discount on notes payable	—	—	4,670	—	—	4,670	—
Stock based compensation	—	—	8,172	—	—	8,172	—
Net loss	—	—	—	(49,811)	—	(49,811)	(49,811)
Balance, September 30, 2007	278,948,841	279	172,672	(72,622)	(5)	100,324	(49,816)
Shares issued for property interests at $0.31 per share – related party	25,000,000	25	7,725	—	—	7,750	—
Shares issued in connection with debt conversion at $0.23 per share – related party	16,000,000	16	3,664	—	—	3,680	—
Shares issued for property conveyance at $0.25 per share	5,000,000	5	1,245	—	—	1,250	—
Shares returned for property conveyance at $0.22 per share (restated)	(6,400,000)	(6)	(1,402)	—	—	(1,408)	—
Shares issued for finance costs at $0.28 per share	200,000	—	56	—	—	56	—
Discounts associated with beneficial conversion feature and detachable warrants on convertible debenture issuance	—	—	6,956	—	—	6,956	—
Warrant value associated with convertible debenture issuance (restated)	—	—	21	—	—	21	—
Warrants issued in connection with debt offering (restated)	—	—	1,895	—	—	1,895	—
Warrant value associated with debt conversion - related party (restated)	—	—	1,841	—	—	1,841	—
Debt conversion – related party (restated)	—	—	2,704	—	—	2,704	—
Discount on notes payable (restated)	—	—	143	—	—	143	—
Foreign currency translation adjustment (restated)	—	—	—	—	79	79	79
Unrealized loss on marketable securities (restated)	—	—	—	—	(1,633)	(1,633)	(1,633)

Stock based compensation (restated)	—	—	473	—	—	473	—
Net loss (restated)	—	—	—	(16,808)	—	(16,808)	(16,808)
Balance, December 31, 2007	318,748,841	$319	$197,993	$(89,430)	$(1,559)	$107,323	$(18,362)

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three-Months Ended December 31, 2007	Three-Months Ended December 31, 2006	Cumulative From Inception (June 20, 2005) to December 31, 2007
	(unaudited, restated, $ in thousands)
Cash flows from operating activities
Net loss	$(16,808)	$(10,555)	$(89,430)
Adjustments used to reconcile net loss to net cash used in operating activities:
Stock based compensation	473	1,561	18,657
Detachable warrants recorded as interest expense	163	—	163
Depreciation, depletion, amortization and accretion	262	386	1,580
Impairment of oil and gas properties	—	5,151	24,053
Amortization of deferred financing costs	709	—	2,332
Amortization of debt discount and beneficial conversion feature costs on convertible debentures	606	—	1,642
Loss on conveyance of property	11,875	—	11,875
Other adjustments to reconcile to net loss	56	—	133
Changes in assets and liabilities: Receivables	(215)	(476)	(761)
Due from related party	—	786	(500)
Prepaids and other	(152)	(33)	(197)
Accounts payable, accrued expenses, and other liabilities	(647)	(451)	4,207
Due to shareholder and related parties	—	470	1,474
Net cash used in operating activities	(3,678)	(3,161)	(24,772)
Cash flows from investing activities
Additions to oil and gas properties	(7,857)	(1,241)	(73,522)
Proceeds from sale of oil and gas properties	7,500	—	7,500
Notes receivable-related party	—	(6,427)	(2,494)
Additions to furniture and equipment	(129)	(33)	(816)
Restricted cash	—	(525)	(1,077)
Net cash used in investing activities	(486)	(8,226)	(70,409)
Cash flows from financing activities
Proceeds from the sale of common stock	—	—	35,742
Proceeds from common stock subscribed	—	1,588	2,858
Proceeds from the issuance of notes payable	1,250	—	32,800
Borrowing on short-term notes payable	750	—	1,250
Payments on short-term notes	(3,805)	—	(3,805)
Proceeds from related party borrowings	500	—	775
Payments on related party borrowing	(519)	—	(519)
Proceeds from the exercise of warrants	—	—	1,000
Cash received upon recapitalization and merger	—	—	21
Proceeds from issuance of convertible notes	6,330	1,505	27,162
Offering and financing costs	—	(30)	(1,638)
Net cash provided by financing activities	4,506	3,063	95,646
Effect of exchange rate changes on cash	—	—	(3)
Net increase (decrease) in cash and cash equivalents	342	(8,324)	462
Cash and cash equivalents, beginning of period	120	10,632	—
Cash and cash equivalents, end of period	$462	$2,308	$462

Supplemental schedule of cash flow information
Cash paid for interest	$11	$—	$1,512
Cash paid for income taxes	$—	$—	$—

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

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

Note 2 – Restatement of Previously Issued Financial Statements

On August 11, 2008, we concluded our unaudited financial statements for the quarterly periods ended December 31, 2007 and March 31, 2008, included in our Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2007 and March 31, 2008, should not be read without also considering the effect of errors that were discovered in subsequent periods.  The Company had identified the aggregate effects of correcting these errors in their proper quarterly periods, which was announced in our Form 8-K filed with the SEC on August 14, 2008.

On November 14, 2008, we concluded our unaudited financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008 would be restated due to the discovery of additional errors.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

The following errors affected our Original Report for the three month period ended December 31, 2007:

1.
Detachable Warrants with Convertible Debentures – We corrected an error in relation to our accounting for the value of detachable warrants that were issued in relation to the issuance of $7.0 million of Convertible Debentures, where we erroneously charged the $2.9 million of value assigned to the detachable warrants to interest expense, versus recording the warrant value as a discount against the face value of the Convertible Debentures and amortizing the discount to interest expense over the remaining term of the convertible debentures using the effective interest method.

2.
Detachable Warrants with Global Debt Facility – We corrected errors in our accounting for detachable warrants issued in relation to our Global Credit Facility.  We inappropriately used a warrant term assumption in our Black-Scholes calculation of fair value that was less than the contractual life of the warrants, which understated the initial value of the warrants by $1.9 million in total.  Second, we failed to properly record $1.2 million of the total as deferred financing costs associated with the warrants that were issued in connection with securing the facility.

3.
Heavy Oil Asset Sale – We corrected several errors in our accounting for the sale of our Heavy Oil Projects.  First, we corrected an error in our accounting for the proceeds from the sale of these assets to Pearl Exploration and Production Ltd., where we erroneously recorded $2.7 million of contingent consideration (in the form of the common stock of the acquirer) relating to the sale of assets that did not ultimately transfer, net of $0.9 million in unrealized losses also recognized in error.  Second, we corrected a $2.4 million error in our accounting for unrealized losses from declines in the market value of the securities received in the transaction, where we erroneously treated the securities as trading securities and recorded an unrealized loss in our statement of operations, versus reflecting the $1.6 million in unrealized losses (net of the $0.9 million excess discussed above) as a charge to other comprehensive income.  Finally, we determined we should have recorded a $11.9 million loss on conveyance on the transaction, based on the relationship of the fair value of the Heavy Oil Projects, versus what was recorded in our full cost pool.

4.
Related Party Consulting Agreement Termination – We corrected a $0.2 million error in our accounting for the termination of certain consulting services that had been provided by a significant shareholder, which understated accrued expenses and general and administrative expense.

5.
Contingent Purchase Obligation – We corrected an error in our accounting for a financial guarantee in relation to capital costs incurred by a third party in conjunction with the construction of a gas gathering system and the provision of gas gathering services for our Buckskin Mesa Project, and recorded a $2.0 million intangible asset and contingent purchase obligation to reflect the value of this guarantee.

6.
Unrecorded Property Costs – We corrected several errors that resulted from the discovery of unrecorded obligations relating to our property accounts.  The correction of these errors resulted in a $0.9 million increase in oil and gas properties and accrued expenses.

7.
Stock-Based Compensation Expense – During our first quarter ended December 31, 2007, we corrected a $0.2 million error in our accounting for stock-based compensation expense, resulting from various errors in valuing this expense using the Black-Scholes calculation of fair value.

8.
Maralex Transaction – We corrected an error in our accounting for the value of 6.4 million shares of our common stock that we reacquired during the quarter ended December 31, 2007.  The shares were originally issued during our year ended September 30, 2007 in relation to the acquisition of certain properties (our “Sugarloaf Project”) and the incurrence of penalties on a series of payment defaults on our contract.  The correction of this error resulted in a $4.1 million increase in our oil and gas property accounts, with a corresponding increase in additional paid in capital.

9.
Other Errors – We corrected several other errors that were individually insignificant and primarily related to the timing of the recognition of costs and expenses in our statement of operations between the first

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

quarterly period ended December 31, 2007 and the second quarterly period ended March 31, 2008, and the proper classification of Goods and Services Taxes on Australia, and the proper classification of certain of our debt obligations.

Balance Sheet Effects of Restatements

The following table sets forth the unaudited condensed consolidated balance sheet, showing previously reported amounts, adjustments resulting from the correction of errors and reclassifications, and restated balances as of December 31, 2007 (in thousands):

	December 31, 2007
	As previously reported	Net Adjustments	As restated

Current Assets
Cash and cash equivalents	$462	$-	$462
Receivables	93	668	761
Marketable securities, available for sale	6,619	(2,723)	3,896
Other current assets	326	(77)	249
Total Current Assets	7,500	(2,132)	5,368

Property and Equipment, at cost and Other Assets
Oil and gas properties under full cost method, net	166,764	(3,758)	163,006
Intangible asset	-	1,997	1,997
Deferred financing costs, net	847	1,237	2,084
Other assets	2,256	199	2,455

Total Assets	$177,367	$(2,457)	$174,910

Current Liabilities
Accounts payable and accrued expenses	$22,995	$537	$23,532
Due to shareholders and related parties	1,132	221	1,353
Notes and interest payable	5,781	1,108	6,889
Notes and interest payable, related parties	606	2,433	3,039
Contingent purchase obligation	-	1,997	1,997
Total Current Liabilities	30,514	6,296	36,810

Non-Current Obligations
Notes payable, net	30,088	(624)	29,464
Convertible notes payable, net	2,954	(2,894)	60
Subordinated notes payable, related parties	3,392	(2,243)	1,149
Asset retirement obligation	104	-	104
Net Non-Current Obligations	36,538	(5,761)	30,777

Total Liabilities	67,052	535	67,587

Stockholders' Equity
Common stock	319	-	319
Additional paid-in-capital	192,050	5,943	197,993
Accumulated other comprehensive loss	(16)	(1,543)	(1,559)
Deficit accumulated during the development stage	(82,038)	(7,392)	(89,430)
Total Stockholders' Equity	110,315	(2,992)	107,323

Total Liabilities and Stockholders' Equity	$177,367	$(2,457)	$174,910

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

Statement of Operations Effects of Restatements

The following table presents our unaudited condensed consolidated statement of operations, showing previously reported amounts, adjustments resulting from the correction of errors, and restated balances for the three month period ended December 31, 2007 (in thousands, except share data):

	For the three months ended December 31, 2007
	As previously reported	Net Adjustments	As restated

Oil and Gas Revenue	$287	$220	$507

Costs and Expenses:
General and administrative	1,894	424	2,318
Other operating expenses	359	3	362
Total Operating Expenses	2,253	427	2,680

Loss From Operations	(1,966)	(207)	(2,173)

Other Income (Expense):
Loss on conveyance of property	-	(11,875)	(11,875)
Interest expense	(5,035)	2,250	(2,785)
Trading security losses	(2,393)	2,393	-
Other, net	(22)	47	25
Total Other Expense	(7,450)	(7,185)	(14,635)

NET LOSS	$(9,416)	$(7,392)	$(16,808)

Net loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.05)
Weighted average number of shares outstanding
- basic and diluted	306,471	-	306,471

Statement of Cash Flows Effects of Restatements

The following table presents selected unaudited condensed consolidated statement of cash flows information, showing previously reported amounts, adjustments resulting from the correction of errors and reclassifications, and restated balances for the three months ended December 31, 2007 (in thousands):

	For the three months ended December 31, 2007
	As previously reported	Net Adjustments	As restated

Net cash used in operating activities	$(4,357)	$679	$(3,678)
Net cash provided by investing activities	1,764	(2,250)	(486)
Net cash provided by financing activities	2,929	1,577	4,506
Effect of exchange rate changes on cash	6	(6)	-
Increase in cash and cash equivalents	342	-	342

Cash and cash equivalents beginning of year	120	-	120

Cash and cash equivalents end of period	$462	$-	$462

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

Note 3 — Summary of Significant Accounting Policies

Basis of Accounting. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying statements of operations, PetroHunter, together with its wholly-owned subsidiaries (the “Company”, “we” or “us”) has incurred a cumulative loss in the amount of $89.4 million for the period from inception (June 20, 2005) to December 31, 2007, has a working capital deficit of approximately $31.4 million as of December 31, 2007, was not in compliance with the covenants of several loan agreements, has had multiple property liens and foreclosure actions filed by vendors and has significant capital expenditure commitments. As of December 31, 2007, the Company has earned oil and gas revenue from its initial operating wells, but will require significant additional funding to sustain operations and satisfy contractual obligations for planned oil and gas exploration, development and operations in the future. These factors, among others, may indicate that the Company may be unable to continue in existence. The Company’s financial statements do not include adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company’s ability to establish itself as a going concern is dependent upon its ability to obtain additional financing to fund planned operations and to ultimately achieve profitable operations. Management believes that we can be successful in obtaining equity and/or debt financing and/or sell interests in some of our properties, which will enable us to continue in existence and establish ourselves as a going concern. The Company has raised approximately $ 100.0 million through December 31, 2007 through issuances of common stock and convertible and other debt. We believe we will be successful at raising necessary funds to meet our  obligations for our planned operations. In November 2007, we raised an additional $7.0 million in a private placement of convertible debentures and we sold our Heavy Oil assets for total potential consideration of up to $30.0 million, of which $7.5 million was cash.

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

The more significant areas requiring the use of assumptions, judgments and estimates relate to volumes of natural gas and oil reserves used in calculating depletion, the determination of whether losses should be recorded on property conveyances, the amount of expected future cash flows used in determining possible impairments of oil and gas properties and the amount of future capital costs estimated for such calculations. Assumptions, judgments and

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

estimates are also required to determine future abandonment obligations, the value of undeveloped properties for impairment analysis and the value of deferred tax assets.

Reclassifications. Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation. Such reclassifications had no effect on our net loss.

Marketable Securities, Available for Sale. In November 2007, we sold our Heavy Oil assets (see Note 5). As partial consideration, we accepted 1.5 million shares of common stock of the purchaser, Pearl Exploration and Production Ltd. These shares are available for sale in the short term and as a result we account for them by marking them to market with unrealized gains and losses reflected as a component of Other Comprehensive Income, until such gains or losses become realized when they are then recognized in our statement of operations. During the first quarter ended December 31, 2007, we did not recognize any gain or loss relating to our marketable securities.

Joint Interest Billings. Joint interest billings represents our working interest partners’ share of costs that we paid, on their behalf, to drill certain wells. During the first quarter 2008, we entered into a transaction whereby we increased our interest in 14 of these wells to 100% (see Note 5) and we therefore reclassified $12.7 million of costs related to those wells from Joint interest billings to Oil and gas properties. We are currently in negotiations with our other partner regarding the remaining two wells and the balance of $1.0 million at December 31, 2007.

Oil and Gas Properties. The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center on a country basis. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the sale or abandonment significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depletion and amortization of oil and gas properties is computed on the units-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

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

Guarantees. As part of a Gas Gathering Agreement we have with CCES Piceance Partners1, LLC (“CCES”), we have guaranteed that, should there be a mutual failure to execute a formal agreement for long-term gas gathering services in the future, we will repay CCES for certain costs they have incurred in relation to the development of a gas gathering system. We have accounted for this guarantee using FASB Interpretation No. 45 as amended, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires us to recognize a liability for the obligations undertaken upon issuing the guarantee in order to have a more representationally faithful depiction of the guarantor’s assets and

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

liabilities. Accordingly, we have recognized a $ 2.0 million contingent purchase obligation and related intangible asset on our consolidated balance sheet as of December 31, 2007.

Impairment. SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets, requires long-lived assets to be held and used to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use the full cost method of accounting for our oil and gas properties. Properties accounted for using the full cost method of accounting are excluded from the impairment testing requirements under SFAS 144. Properties accounted for under the full cost method of accounting are subject to SEC Regulation S-X Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975 (“Rule 4-10”). Rule 4-10 requires that each regional cost center’s (by country) capitalized cost, less accumulated amortization and related deferred income taxes not exceed a cost center “ceiling”. The ceiling is defined as the sum of:

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

Based upon the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of payable notes, approximates their face value.

Revenue Recognition. We recognize revenue from the sales of natural gas and crude oil related to our interests in producing wells when delivery to the customer has occurred and title has transferred. We currently have no gas balancing arrangements in place.

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

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

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

Loss per Common Share. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Convertible equity instruments such as stock options and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti-dilutive. The dilutive weighted-average number of common shares outstanding excluded potential common shares from stock options and warrants of approximately 139,863,026 and 44,701,500 for the three-months ended December 31, 2007 and 2006, respectively.

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

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

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

Supplemental Cash Flow Information. Supplemental cash flow information for the three months ended December 31, 2007 and 2006, respectively, and cumulative from inception (June 2005) is as follows:

	Three-Months Ended December 31, 2007	Three-Months Ended December 31, 2006	Cumulative From Inception (June 20, 2005) to December 31, 2007
	(unaudited, restated, $ in thousands)
Supplemental disclosures of non-cash investing and financing activities
Shares issued for expenditures advanced	$—	$—	$100
Contracts for oil and gas properties	$(1,500)	$2,900	$12,024
Shares issued for debt conversion	$6,384	$—	$28,416
Shares issued for finance costs	$56	$—	$56
Shares issued for property	$9,000	$—	$90,000
Shares returned on property conveyance	$(1,408)	$—	$(1,408)
Shares issued for property and finder’s fee on property	$—	$—	$9,644
Warrants issued for debt	$1,862	$—	$6,532
Non-cash uses of notes payable, accounts payable and accrued liabilities	$—	$—	$26,313
Convertible debt issued for property	$—	$—	$1,200
Common stock issuable	$—	$4,128	$—
Shares issued for common stock offerings	$—	$—	$2,900
Debt issued for common stock previously subscribed – related party	$2,858	$—	$2,858
Receipt of trading securities related to sale of heavy oil assets	$5,529	$—	$5,529
Debt discount related to beneficial conversion feature and warrants	$6,956	$—	$6,956
Increase in oil and gas properties related to relief of joint interest billings	$12,707	$—	$12,707

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

Note 4 — Agreements with MAB Resources LLC

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

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

i. MAB conveyed to the Company its entire remaining undivided 50% working interest in all rights and benefits under each EDA, and the Company assumed its share of all duties and obligations under each individual EDA (such as drilling and development obligations), with respect to said remaining undivided 50% working interest,

ii. A consulting agreement was agreed upon, including the Company’s obligation to pay fees in the amount of $.03 million per month for services rendered to us for which we paid a total of $0.2 million, during the year ended September 30, 2007,

iii. As a result of MAB’s above-referenced conveyance of its remaining undivided 50% working interest to us, the Company’s working interest in certain oil and gas properties increased from 50% to 100%,

iv. The Company’s obligation to pay up to $700.0 million in capital costs for MAB’s 50% interest as well as the monthly project cost advances against such capital costs was eliminated,

v. The Company became obligated for monthly payments in the amount of $0.2 million under a $13.5 million promissory note,

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

Under the terms of the Second Amendment, effective November 1, 2007, the note payable to MAB was reduced in accordance with and in exchange for the following (see Note 9 ):

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

•
By $8.0 million in exchange for 16.0 million shares of our common stock with a value of $3.7 million based on the closing price of $0.23 per share at November 15, 2007 and warrants to acquire 32.0 million shares of our common stock at $0.50 per share. The warrants expire on November 14, 2009 and were valued at $1.8 million;

•
By $2.5 million in exchange for our release of MAB’s obligation to pay the equivalent amount as guarantor of the performance of Galaxy Energy Corporation under the subordinated unsecured promissory note dated August 31, 2007 (see Note 12 );

•	A reduction to the note payable to MAB of $0.5 million for cash payments made during the first quarter of 2008.

Further, in the Second Amendment, MAB waived all past due amounts and all claims against PetroHunter.

The net effect of the reduction of debt and issuance of our common shares in the Second Amendment resulted in a net benefit to us of $2.7 million and has been reflected as additional paid-in-capital during the first fiscal quarter ending December 31, 2007. Monthly payments on the revised promissory note in the amount of $2.0 million commence February 1, 2008 and will be paid in full in two years.

Under the terms of the Third Amendment, effective December 31, 2007, the note payable to MAB was reduced: (a) by $0.4 million for our release of MAB’s obligation to pay the equivalent amount as guarantor of the performance of Galaxy Energy Corporation under the subordinated unsecured promissory note dated August 31, 2007 (see Note 12 ); and (b) by $0.2 million for MAB assuming certain obligations of PaleoTechnology, Inc. (“Paleo”), which Paleo owed to the Company.

Note 5 — Oil and Gas Properties

Oil and gas properties consisted of the following ($ in thousands):

	December 31, 2007	September 30, 2007
	(unaudited, restated)
Oil and gas properties, at cost, full cost method
Unproved
United States	$102,967	$107,239
Australia	24,110	23,569
Proved, United States	37,219	57,168
Total	164,296	187,976
Less accumulated depreciation, depletion, amortization and impairment	(1,290)	(25,133)
Total	$163,006	$162,843

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

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

	2007	2006	Cumulative Total
	(restated)		(restated)
Depletion and amortization of oil and gas properties	$210	$300	$1,250
Depreciation of furniture and equipment	50	37	242
Accretion of asset retirement obligation	2	1	15
Total	$262	$338	$1,507
Depletion and amortization per thousand cubic feet of natural gas equivalent	$2.43	$3.27

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
(unaudited, restated)

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

Sugarloaf Project. We failed to make payments in accordance with the agreement related to this prospect and as a result, on December 4, 2007, the agreement was terminated and we instructed the escrow agent to return all assignments which were being held in escrow to the seller (See Note 8 ).

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

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

Pursuant to the terms of the exploration permits for the calendar year ended December 31, 2008, the Company is committed to drill two wells on Exploration Permit 76 at an estimated cost of $5.0 million, and to shoot 100 kilometers (approximately 62 miles) of seismic.

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

In January 2007, we paid a $2.0 million earnest money deposit to Galaxy, which was due under the terms of the Galaxy PSA. As contract operator of the Powder River Basin Assets, we incurred $0.8 million in expenses. The Galaxy PSA expired by its terms on August 31, 2007. Upon expiration and under the terms of the Galaxy PSA, we obtained a note receivable in the amount of $2.5 million (the “Galaxy Note”) which consisted of the $2.0 million earnest deposit plus a portion of operating costs paid by us. As guarantor of the Galaxy Note, MAB paid the balance off in November 2007 by offsetting it against amount owed by us to MAB under the MAB Note (see Notes 4 and 9 ).

MONTANA COALBED METHANE

Bear Creek Project. Of the original 25,278 acres acquired, the Company has retained 15,991 of those acres. The remaining 9,287 acres have been released. The acres retained have been reflected in unproved oil and gas properties subject to further evaluation by the Company. The acres released have been reflected in unproved properties but included in evaluated costs subject to amortization; those costs have also been included in the full cost ceiling test at the lower of cost or market value.

HEAVY OIL

Sale of Heavy Oil Projects. On November 6, 2007 and effective October 1, 2007, the Company sold a majority of its interest in certain Heavy Oil Projects, including the West Rozel, Fiddler Creek and Promised Land Projects to Pearl Exploration and Production Ltd. (“Pearl”). We recognized a loss related to the transaction of $11.9 million. Prior to this sale, we had engaged in a lengthy sales process and turned down numerous offers from other parties for the property. We felt that Pearl’s offer was within the range of valuation we considered to be reasonable for this property. In evaluating the impact on our full cost pool, we applied the guidance of Regulation S-X Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975 (“Rule 4-10”). Pursuant to Rule 4-10, the sale of these properties resulted in a significant alteration in the reserves on our properties and therefore, we had to evaluate the properties for a loss on the transaction. Accordingly, the net book value of our properties was allocated on the same ratio of reserves between the sold properties and those that we retained, resulting in a loss on the conveyance of these properties of $11.9 million during the period ended December 31, 2007.  The purchase price was a maximum of $30.0 million, payable as follows: (a) $7.5 million in cash at closing ; (b) the issuance of the number of shares of Pearl equivalent up to $10.0 million in total (based on a price of $4.00 Canadian dollars per share or such other higher price as is dictated by the regulations of the TSX Venture Exchange), including value attributable to leases on which title is being reviewed after closing, and value attributable to 4,645 net acres of leasehold which were not assigned at closing, pending Pearl’s attempt to renegotiate the terms of the Company’s agreement with the third party that sold acreage to PetroHunter (within six months after closing) ; and (c) a performance payment (the “Pearl Performance Payment”) of $12.5 million in cash at such time as either: (i) production from the assets reaches 5,000 barrels per day; or (ii) proven reserves from the assets is greater than 50.0 million barrels of oil as certified by a third

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

party reserve engineer. In the event that these targets have not been achieved by September 30, 2010, the Pearl Performance Payment obligation will expire.

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

Note 6 — Furniture and Equipment

Furniture and equipment is reported at cost, net of accumulated depreciation and consisted of the following ($ in thousands):

	December 31, 2007	September 30, 2007
	(restated)
Furniture and equipment	$966	$748
Less accumulated depreciation	(229)	(179)
Total	$737	$569

Depreciation expense associated with capitalized office furniture and equipment during the three-months ended December 31, 2007 and 2006 was $50,000 and $37,000, respectively. The estimated useful life of furniture and fixtures is seven years.

Note 7 — Asset Retirement Obligation

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

A reconciliation of the Company’s asset retirement obligation liability is as follows, ($ in thousands):

	December 31, 2007	September 30, 2007
Beginning asset retirement obligation	$136	$522
Liabilities incurred	1	30
Liabilities settled	(35)	—
Revisions to estimates	—	(429)
Accretion expense	2	13
Ending asset retirement obligation	$104	$136

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

Note 8 — Contract Payable

On November 28, 2006, MAB entered into a Lease Acquisition and Development Agreement (the “Agreement”) with Maralex Resources, Inc. and Adelante Oil & Gas LLC (collectively, “Maralex”) for the acquisition and development of the Sugarloaf Prospect in Garfield County, Colorado. MAB subsequently assigned the Agreement to us in January 2007 (the “Assignment”).  By the terms of the Agreement and subsequent Assignment, we paid $0.1 million at closing, with the remaining cash of $2.9 million and the issuance of 2.4 million shares of our common stock due on January 15, 2007. The Company recorded the $2.9 million obligation as Contract payable - oil and gas properties, and $4.1 million as stockholders’ equity (equal to 2.4 million shares at the $1.70 closing price of our common stock on the date of the closing ).

The terms of the Agreement were amended on several occasions resulting in the issuance of an additional 5.6 million shares of our common stock as well as the grant of several cash “uplifts” and penalties that were recorded as interest expense during the year ended September 30, 2007.

We continually failed to make payments in accordance with the Agreement and subsequent amendments and as a result, on December 4, 2007, Maralex terminated the Agreement. Pursuant to this termination Maralex returned to us 6.4 million shares of common stock that had been issued to them, and all leases related to the Agreement were returned to Maralex. To account for the termination and conveyances, we reclassified the balance of the Contract payable - oil and gas properties in the amount of $1.5 million to oil and gas properties, recorded the return of our common stock at its current fair value of $1.4 million as a reduction of oil and gas properties and shareholders’ equity, and reversed the value of our remaining unpaid cash obligations to oil and gas properties.

Note 9 — Notes Payable

Notes payable are summarized below ($ in thousands):

	December 31, 2007	September 30, 2007
	(restated)
Short-term notes payable:
Wes-Tex	$750	$—
Global Project Finance AG	500	500
Vendor	1,230	4,050
Flatiron Capital Corp.	68	117
Short-term notes payable	$2,548	$4,667
Convertible notes payable	$400	$400
Notes payable — related party — current portion:
Bruner Family Trust	$2,385	$—
MAB	—	3,755
Notes payable — related party — current portion	$2,385	$3,755
Subordinated notes payable — related party:
Bruner Family Trust	$106	$275
MAB	1,043	12,530
Less current portion	—	(3,755)
Subordinated notes payable — related party	$1,149	$9,050
Long-term notes payable — net of discount:
Global Project Finance AG	$32,800	$31,550
Vendor	211	250
Less current portion	(120)	(120)
Discount on notes payable	(3,427)	(3,736)
Long-term notes payable — net of discount	$29,464	$27,944
Convertible debt:
Convertible debt	$6,956	$—
Discount on convertible debt	(6,896)	—
Convertible debt — net of discount	$60	$—

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

Short - Term Notes Payable

Wes-Tex. On December 18, 2007, we obtained a loan and signed a promissory note (the “Wes-Tex Note”) in the amount of $0.8 million from a third party oil and gas company. The loan is collateralized by 947,153  of the Pearl shares, accrues interest at the rate of 15%. Principal and accrued interest was originally due on January 18, 2008. On January 18 , 2008, the Wes-Tex Note was extended to March 4, 2008.

Global Project Finance AG. On September 25, 2007, the Company borrowed $0.5 million from Global Project Finance, AG (“Global”) under a note dated September 1, 2007. The note was due on the earlier of November 30, 2007 or five business days after the close of the sale of the Heavy Oil assets. The note is unsecured and bears interest at a rate of 7.75% per annum. This note was paid in full on November 9, 2007.   During the three months ended December 31, 2007, we entered into an agreement with Global for short-term borrowings. Principal and accrued interest at 15% per annum are due in full on July 31, 2008 and the note is unsecured.

Vendor. The company has entered into promissory notes for outstanding unpaid account payable balances as follows: (i) On June 19, 2007, the Company entered into a promissory note with a vendor for an outstanding unpaid balance due to the vendor, in the amount of $6.5 million. The note was to be paid in full by July 31, 2007 and bears interest at 14% if paid current. The interest rate increases to 21% if the note is in default. At December 31, 2007, we were in default on this note due to non-payment; the balance was $1.0 million and we had accrued interest on the note in the amount of $0.3 million. The vendor filed a judgment lien against us (see Note 13 ) related to non-payment of this note and the Company and the vendor are continuing to negotiate a settlement on this matter; (ii) During the first quarter ended December 31, 2007, we entered into one other promissory note with a vendor for outstanding account payable balances. The note bears interest at 8.25% per annum and is due to mature February 29, 2008. At December 31, 2007, we were in default on the payment terms. The payee on this note has deferred any formal claim or legal action for the payment of interest and principal for the time being, and the parties are discussing a deferred payment schedule.

Flatiron Capital Corp. On June 6, 2007, the Company entered into a promissory note with Flatiron Capital for the financing of certain insurance policies in the amount of $0.2 million. The note bears interest at a rate of 7.25% per annum. Payments are due in 10 equal installments of $17,000, commencing on July 1, 2007 and maturing on April 1, 2008. The note is unsecured and the balance at December 31, 2007 was $68,000. As of December 31, 2007, we were not in default on this note.

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

Notes Payable – Related Party, short term

Bruner Family Trust. During November 2007, we entered into a promissory note with the Bruner Family Trust in the amount of $2.4 million. The note accrues at LIBOR plus 3% per annum and is due 12 months from the issue date. As of December 31, accrued interest relating to these notes is $0.0 million and all amounts are classified as current on our consolidated balance sheets.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

Subordinated Notes Payable-Related Party

MAB Note. Effective January 1, 2007, in conjunction with the Consulting Agreement, we issued a $13.5 million promissory note (the “MAB Note”) as partial consideration for MAB’s assignment of its undivided 50% working interest in certain oil and gas properties (see Note 4). The MAB Note bore interest at a rate equal to LIBOR. Monthly payments of principal of $225,000 plus accrued interest were scheduled to begin on January 31, 2007 and were scheduled to end in December 2011. On November 15, 2007, we entered into the Second Amendment under the terms of which the MAB Note was replaced with a new promissory note in the amount of $2.0 million. The note bears interest at LIBOR per annum and is due to mature on January 1, 2010. In the event of default, the interest rate increases to 10%. At December 31, 2007, we had accrued interest on these notes in the amount of $0.6 million and were in default on the remaining note. MAB has waived and released PetroHunter from any and all defaults, failures to perform, and any other failures to meet its obligations through October 1, 2008.

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

The terms of the January 2007 Credit Facility provide for the issuance of 1.0 million warrants to purchase 1.0 million shares of the Company’s common stock upon execution of the January 2007 Credit Facility, and an additional 0.2 warrants, for each $1.0 million draw of funds from the credit facility up to the total amount available under the facility, $15.0 million. The warrants are exercisable until January 9, 2012. The exercise price of the warrants is equal 120% of the weighted-average price of the Company’s stock for the 30 days immediately prior to each warrant issuance date.  The fair value of the 1.0 million warrants issued in conjunction with the advances was

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

$0.9 million using the Black-Scholes pricing method and is being amortized over the life of the note.  The fair value of the warrants issued with the debt of $2.2 million was recorded as a discount to the credit facility and is also  being amortized over the life of the note. The unamortized portion of the discount is offset against the long-term notes payable on the consolidated balance sheet. We pay an advance fee (the “Advance Fee”) of 1% of all amounts drawn against the facility. In 2007, the advance fee related to the original January 2007 Credit Facility was recorded as deferred financing fees, totaled $0.2 million and is being amortized to interest expense over the life of the January 2007 Credit Facility. Global and its controlling shareholder were shareholders of the Company prior to entering into the January 2007 Credit Facility. As of December 31, 2007, the Company has drawn the total $15.0 million available under the January 2007 Credit Facility.

On May 21, 2007, the Company entered into a second Credit and Security Agreement with Global (the “May 2007 Credit Facility”). Under the May 2007 Credit Facility, Global agreed to use its best efforts to advance up to $60.0 million to us over the following 18 months. Interest on advances under the May 2007 Credit Facility accrues at 6.75% over the prime rate and is payable quarterly beginning June 30, 2007. We pay an advance fee of 2% on all amounts drawn under the May 2007 Credit Facility. The Company is to begin making principal payments on the loan beginning at the end of the first quarter following the end of the 18 month funding period, December 31, 2008. Payments shall be made in such amounts as may be agreed upon by us and Global on the then outstanding principal balance in order to repay the principal balance by the maturity date, November 21, 2009. The loan is collateralized by a first perfected security interest on the same properties and assets that are collateral for the January 2007 Credit Facility. We may prepay the balance in whole or in part without penalty or notice and we may terminate the facility with 30 days written notice. In the event that we sell any interest in the oil and gas properties that comprise the collateral, a mandatory prepayment is due in the amount equal to such sales proceeds, not to exceed the balance due under the May 2007 Credit Facility. As of December 31, 2007, $17.8 million has been advanced to us under this facility. The advance fee in the amount of $0.5 million was recorded as deferred financing costs, and is being amortized over the life of the May 2007 Credit Facility.

Global received warrants to purchase 2.0 million of the Company’s shares upon execution of the May 2007 Credit Facility and 0.4 million warrants for each $1.0 million advanced under the credit facility. The warrants are exercisable until May 21, 2012 at prices equal to 120% of the volume-weighted-average price of the Company’s common stock for the 30 days immediately preceding each warrant issuance date. Prices range from $0.31 to $2.10 per warrant. The fair value of the warrants  issued in conjunction with the advances was $1.0 million,  estimated as of each respective issue date under the Black-Scholes pricing model. The fair value of the warrants issuable as of December 31, 2007, in the amount of $2.4 million for advances through December 31, 2007, was recorded as a discount to the note and is being amortized over the life of the note.

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

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

Vendor Long-term Notes Payable

On August 10, 2007, the Company entered into an unsecured promissory note with a vendor for past due invoices aggregating $0.3 million. The note bears interest at an annual rate of 8%. Payments are due in 24 equal installments  commencing on October 1, 2007 and maturing on September 1, 2009. As of December 31, the balance of this note is $0.2 million.

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

The debentures have a maturity date of five years and are convertible at any time by the holders into shares of our common stock at a price of $0.15 per share, which was determined to be beneficial to the holders on the date of issuance. In accordance with EITF 00-27, Application of EITF to certain convertible instruments, Issue No. 98-5, "Accounting Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Shares," to certain convertible instruments, we recorded discounts to the debentures equal to their full face value at issuance which will be accreted to interest expense over the term of the notes using the effective interest method. Interest accrues at an annual rate of 8.5% and is payable in cash or in shares (at our option) quarterly, beginning upon the successful registration of the warrant shares and the shares issuable upon conversion of the debentures, as noted above.

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

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

Note 10 — Stockholders’ Equity

Common Stock. During the three-months ended December 31, 2007, the Company issued 46.2 million shares of its common stock and had 6.4 million shares of its common stock returned as follows:

•
In October, 2007 we issued 25.0 million shares of our common stock  at $0.31 per share to a related party in exchange for the relinquishment of overriding royalty interests in certain of our properties. (see Note 4)

•	In November, 2007 we issued 16.0 million shares of our common stock at $0.23 per share to a related party in exchange for the reduction of an outstanding note payable balance. (see Note 4)

•	In November, 2007 we issued 5.0 million shares of our common stock at $0.25 per share in conjunction with sale of heavy oil assets.

•	In November, 2007 we issued 0.2 million of our common stock at $0.28 per share for transaction finance costs.

•	In December, 2007 6.4 million shares of our common stock were returned to us at $0.22 per share in connection with a property conveyance.

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

In November, 2007, the Board of Directors again agreed to restructure the offering of the Private Placement and to pay interest at 8.5% from the date the original funds were received to the date of the issuance (see Note 9). Investors who had subscribed in the offering were again offered the opportunity to rescind their subscriptions or to participate in the restructured offering. Three of the original investors opted to participate in the above restructured offering. As a result the balance of outstanding subscriptions plus accrued interest at December 31, 2007 totaling $0.5 million was reclassed from Common Stock Subscribed to Convertible notes payable — net of discount on the consolidated balance sheet.

Note 11 — Share-Based Compensation

Stock Option Plan. On August 10, 2005, the Company adopted the 2005 Stock Option Plan (the “Plan”), as amended. Stock options under the Plan may be granted to key employees, non-employee directors and other key individuals who are committed to the interests of the Company. Options may be granted at an exercise price not less than the fair market value of the Company’s common stock at the date of grant. Most options have a five year life but may have a life up to 10 years as designated by the compensation committee of the Board of Directors (the “Compensation Committee”). Typically, options vest 20% on grant date and 20% each year on the anniversary of the grant date but each vesting schedule is also determined by the Compensation Committee. Most initial grants to Directors vest 50% on grant date and 50% on the one-year anniversary of the initial grant date. Subsequent grants (subsequent to the initial grant) to Directors typically vest 100% at the grant date. In special circumstances, the Board may elect to modify vesting schedules upon the termination of selected employees and contractors. The Company has reserved 40.0 million shares of common stock for the plan. At December 31, 2007 and September 30, 2007, 14.0 and 16.0 million shares, respectively remained available for grant pursuant to the stock option plan. During the three-months ended December 31, 2007, the Company granted 3.0 million options under its 2005 stock option plan to directors, employees and consultants performing employee-like services to the Company. There were no options granted, forfeited or vested during the three-months ended December 31, 2006.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

A summary of the activity under that Plan for the 3 months ended December 31, 2007 is presented below (shares in thousands):

	Number of Shares	Weighted-Average Exercise Price

Options Outstanding – September 30, 2007	24,965	$1.31
Granted	2,950	0.20
Forfeited	(1,920)	0.22
Options outstanding — December 31, 2007	25,995	$1.16

Options exercisable – December 31, 2007	14,133	$1.04

Effective October 1, 2006, we adopted the provisions of SFAS 123(R). In accordance with SFAS 123(R) the fair value of each share-based award under all plans is estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table for the three-months ended December 31, 2007.

Expected option term – years	1.75-3.5
Risk-free interest rate	3.07%-4.88%
Expected dividend yield	0
Weighted average volatility	69.9%-84.4%

Deferred Stock Based Compensation - We authorized and issued 10.1 million stock options to employees and non-employee consultants outside the 2005 stock option plan in May, 2007. The options were granted at an exercise price of $0.50 per share and vest 60% at grant date and 20% per year at the first and second anniversaries of the date of grant. These options expire on May 21, 2012.

	Number of Shares	Weighted-Average Exercise Price
Options outstanding — September 30, 2007 (shares in thousands)	9,895	$0.50
Granted	—	—
Forfeited	(2,050)	0.50
Options outstanding — December 31, 2007	7,845	0.50

Options exercisable – December 31, 2007	4,907	$0.50

Compensation Expense - Stock-based employee and non-employee compensation expense of $0.5 million was charged to operations during the three months ended December 31, 2007. Stock-based compensation expense of $1.6 million was recognized during the three months ended December 31, 2006. Stock-based compensation has been included in general and administrative expenses in the consolidated statements of operations.

Warrants

The following stock purchase warrants were outstanding at, (warrants in thousands):

	December 31, 2007	September 30, 2007
Number of warrants	130,171	51,063
Exercise price	$0.22 - $2.10	$0.31 - $2.10
Expiration date	2009 - 2012	2011 - 2012

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

During the three months ended December 31, 2007, we completed the sale of Series A 8.5% convertible debentures. Debenture holders received five-year warrants that allow them to purchase a total of 46.4 million shares of common stock at prices ranging from $0.24 to $0.27 per share (see Note 9). As of December 31, 2008, none of these warrants had been exercised and the total value of these warrants, based on valuation under the Black-Scholes method was $7.4 million. In connection with the placement of the debentures, we paid a placement fee of $0.3 million and issued placement agent warrants entitling the holders to purchase an aggregate of 0.2 million shares at $0.35 per share for a period of five years. These warrants had a total valuation under the Black-Scholes method of $0.02 million.

During the three months ended December 31, 2007, we entered into the Second Amendment of our consulting agreement with MAB Resources, LLC and issued warrants to acquire 32.0 million shares of our common stock at $0.50 per share (see Note 4)These warrants expire on November 14, 2009 and have a total value, based on the Black-Scholes method of $1.8 million.

During the three months ended December 31, 2007 we recorded $2.0 million, in deferred financing costs related to the issuance of 16.6 million warrants in connection with our Global Credit Facility. Amounts recorded as deferred financing costs have been calculated using the Black-Scholes method, the associated warrants will expire in January, 2012.

Note 12 — Related Party Transactions

MAB. During the three-months ended December 31, 2006, we incurred project development costs to MAB under the Development Agreement between us and MAB (see Note 4) in the amount of $1.8 million. We did not incur project development costs to MAB during the three-months ended December 31, 2007. During the three-months ended December 31, 2007 and 2006, we recorded expenditures paid by MAB on behalf of us in the amount of $0.5 million and $0.5 million. Project development costs to MAB are classified in our consolidated statements of operations as Project development costs — related party. At December 31, 2007 and September 30, 2007, we owed MAB $0.7 million and $1.0 million, respectively, related to project development costs and other expenditures that MAB made on our behalf.

During the three-months ended December 31, 2007, pursuant to the agreements with MAB and the $13.5 million promissory note issued thereunder (see Note 9 ), the Company incurred interest expense of $0.1 million and made principal payments of $0.5 million. As of December 31, 2007, the Company owed MAB principal and accrued interest of $1.6 million under the terms of the promissory note.

At December 31, 2007, the Company had three separate promissory notes with the Bruner Family Trust for an aggregate principal amount of $2.5 million.  During the three months ended December 31, 2007, we incurred total interest expense of $0.05 million.  In November 2007, $0.2 million of this note was relieved by an assignment of a promissory note from Charles Crowell, Chairman and CEO of the Company (see Note 9).

At December 31, 2007, the Company also has two separate promissory notes with the Bruner Family Trust (see Note 9) in the amounts of $0.1 million and $0.03 million, respectively. During the three-months ended December 31, 2007, we incurred total interest expense of $0.0 million and paid nothing in principal payments on these notes. As of December 31, 2007, the Company owed the Bruner Family Trust principal and accrued interest of $0.2 million under the terms of these promissory notes.

Galaxy. Note receivable- related party on the consolidated balance sheet at September 30, 2007 represents $2.5 million related to a $2.0 million earnest money deposit made by us under the terms of the Galaxy PSA and additional operating costs of $0.5 million that we paid toward the operating costs of the assets we were to acquire plus accrued interest on amounts due to us which were all converted into the Galaxy Note on August 31, 2007. During the first quarter ended December 31, 2007, the entire $2.5 million has been paid to us by offset against amounts that we owed to MAB. At September 30, 2007, Galaxy owed us $0.3 million and $0.0 million related to additional expenses paid by us related to the Galaxy PSA and accrued interest on the Galaxy Note, respectively.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

During the three-months ended December 31, 2007, these amounts have also been paid by offset to amounts we owed to MAB under the MAB Note. Marc A. Bruner is the largest single beneficial shareholder of the Company, is a 14.0% beneficial shareholder of Galaxy and is the father of the President and Chief Executive Officer of Galaxy.

Due from related parties

Falcon Oil and Gas. In June 2006, the Company entered into an office sharing agreement with Falcon Oil & Gas Ltd. (“Falcon”) for office space in Denver, Colorado (the “Office Agreement”), of which Falcon is the lessee. Under the terms of the Office Agreement, Falcon and the Company share all costs related to the office space, including rent, office operating costs, furniture and equipment and any other expenses related to the operations of the corporate offices on a pro rata basis based on percentage of office space used. This Office Agreement terminated on January 31, 2008 when the Company moved to new office space. The largest single beneficial shareholder of the Company is also the Chief Executive Officer and a Director of Falcon. At December 31, 2007 and September 31, 2007, we owed Falcon $0.7 million and $0.5 million, respectively, for costs incurred pursuant to the Office Agreement.

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
(unaudited, restated)

Company’s assets. In the event the Company and the vendor referenced in (iv), above do not reach agreement on the amendment to the settlement agreement, this vendor could enforce its existing judgment lien against the Company’s assets in Colorado.

Commitments

Guarantees. As part of a Gas Gathering Agreement we have with CCES Piceance Partners1, LLC (“CCES”), we have guaranteed that, should there be a mutual failure to execute a formal agreement for long-term gas gathering services in the future, we will repay CCES for certain costs they have incurred in relation to the development of a gas gathering system. We have accounted for this guarantee using FASB Interpretation No. 45 as amended, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires us to recognize a liability for the obligations undertaken upon issuing the guarantee in order to have a more representationally faithful depiction of the guarantor’s assets and liabilities. Accordingly, we have recognized a $2.0 million contingent purchase obligation and related intangible asset on our consolidated balance sheet as of December 31, 2007.

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

Work Commitments. See Note 5 for commitments related to the drilling of specific wells.

Note 14 — Subsequent Events

Director Note. On January 25, 2008, we obtained a loan and signed a promissory note (the “Director Note”) in the amount of $0.1 million from member of the Board of Directors of the Company. The loan is collateralized, in a second priority position, by the same 947,153 of the Pearl shares that secure the Wes-Tex Note. The note accrues interest at the rate of 15% and matures on February 29, 2008.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Form 10-Q/A .

Background

PetroHunter Energy Corporation, formerly known as Digital Ecosystems Corporation (“Digital”), was incorporated on February 21, 2002 under the laws of the State of Nevada. On February 10, 2006, Digital entered into a Share Exchange Agreement (the “Agreement”) with GSL Energy Corporation (“GSL”) and certain shareholders of GSL pursuant to which Digital acquired more than 85% of the issued and outstanding shares of common stock of GSL, in exchange for shares of Digital’s common stock. On May 12, 2006, the parties to the Agreement completed the share exchange and Digital changed its business to the business of GSL. Subsequent to the closing of the Agreement, Digital acquired all the remaining outstanding stock of GSL, and effective August 14, 2006, Digital changed its name to PetroHunter Energy Corporation (“PetroHunter” or the "Company" ).

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

The Company entered into a Securities Purchase Agreement in November 2007 for the issuance of Series A 8.5% Convertible Debentures (“Convertible Debentures”) in the aggregate principal amount of $7.0 million to several accredited investors. Attached to the Convertible Debentures were warrants to purchase 46.4 million shares of the Company’s common stock. The Convertible Debentures accrue interest on the aggregate unconverted and outstanding principal amount at 8.5% per annum, payable quarterly beginning on the first date after the Original Issue Date and are due five years from the date of the note. The decision whether to pay interest in cash, shares of common stock, or a combination thereof is at the discretion of the Company upon meeting certain conditions. The note holders have the option to convert any unpaid note principal and interest to the Company’s common stock at a price of $0.15 per share until the Convertible Debenture is no longer outstanding. The conversion price of the Convertible Debentures may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides, or combines outstanding shares of common stock into a smaller number of shares.

As of December 31, 2007, no investor has opted to convert principal or interest. As of December 31, 2007, the Company had accrued interest of $0.1 million and recorded $0.1 million to interest expense. As of January 2, 2008, we were in default in quarterly interest payments that were due beginning January 1, 2008.

Results of Operations

Three-Months Ended December 31, 2007 vs. Three-Months Ended December 31, 2006

Oil and Gas Revenue. For the three-months ended December 31, 2007, oil and gas revenue was $0.5 million as compared to $0.4 million for the corresponding period in 2006. The 2006 revenue was the result of production from 12 natural gas wells in the Piceance Basin of Colorado. The increase in revenue relates to increases in commodity prices, offset by (a) the natural production decline in the wells, and (b) to ownership interests in fewer producing wells. In 2007, eight producing wells produced and sold approximately 93,824 Mcf of natural gas and 20 Bbls of oil. In 2006, we had 12 operating wells that sold 85,922 Mcf of natural gas. Average prices received for gas sold has increased to $5.36 per Mcf in 2007 from $5.17 per Mcf in 2006 as a result of market conditions.

Costs and Expenses

Lease Operating Expenses. For the three-months ended December 31, 2007, lease operating expenses decreased to $0.1 million compared to $0.2 million for the corresponding period in 2006. This is a result of lower maintenance costs for the non-operated wells in which the Company owns an interest, and a reduction in the Company’s ownership interests in producing wells.

General and Administrative. During the three-months ended December 31, 2007, general and administrative expenses decreased by $1.4 million or 37% as compared to the corresponding period in 2006. The following table highlights the areas with the most significant changes ($ in thousands):

	Three-Months Ended December 31,
	2007	2006	Change
	(restated)	(restated)
Personnel and contract services	$884	$684	$200
Legal fees	252	189	63
Stock-based compensation expense	474	1,561	(1,087)
Travel	52	466	(414)
Other	656	771	(115)
Total	$2,318	$3,671	$(1,353)

The decrease in general and administrative expenses in 2007 is primarily a result of decreased stock-based compensation expense and a decrease in travel.

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

Loss on Conveyance of Property. On November 2, 2007, we closed the sale of substantially all of our interest in Heavy Oil Assets in Montana to Pearl Exploration and Production Ltd. (“Pearl”), an unrelated third party, for total consideration of up to $30.0 million. Prior to this sale, we had engaged in a lengthy sales process and turned down numerous offers from other parties for the property. We felt that Pearl’s offer was within the range of valuation we considered to be reasonable for this property.  In evaluating the impact on our full cost pool, we applied the guidance of Regulation S-X Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conversion Act of 1975 (“Rule 4-10”). Pursuant to Rule 4-10, the sale of these properties resulted in a significant alteration in the reserves on our properties and therefore, we had to evaluate the properties for a loss on the transaction. Accordingly, the net book value of our properties was allocated on the same ratio of reserves between the sold properties and those that we retained, resulting in a loss on the conveyance of these properties of $11.9 million during the period ended December 31, 2007.

Interest Expense, restated. During the quarter ended December 31, 2007, interest expense was $ 2.8 million, as compared to $(0.2) million during the same period last year. Interest expense for the quarter ended December 31, 2007 consisted of the following: ($ in thousands)

Three-Months Ended December 31, 2007
(restated)
Interest expense related to credit facility, convertible notes and other notes	$1,416
Amortization of debt discounts, deferred financing costs	1,315
Interest on vendor obligations and other	54
Total	$2,785

We expect that interest expense will increase during the remainder of the fiscal year ending September 30, 2008, due to the borrowings under the convertible debentures and our credit facilities and other borrowings that may occur.

Net Loss. During the quarter ended December 31, 2007, we incurred a net loss of $16.8 million as compared to a net loss of $10.6 million during the quarter ended December 31, 2006.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2007, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of $ 89.4 million for the period from inception (June 20, 2005) to December 31, 2007, and have a working capital deficit of approximately $31.4 million as of December 31, 2007. We are not in compliance with the covenants of several loan agreements, have had multiple property liens and foreclosure actions filed by vendors, and have significant capital expenditure commitments. We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations. Liens have been filed against some of the properties and foreclosure proceedings have begun. In addition, we are in default on certain obligations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

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

As of December 31, 2007, we had a working capital deficit of $31.4 million and cash of $0.5 million. As of September 30, 2007, we had a working capital deficit of $37.9 million and cash of $0.1 million. The changes in working capital are primarily attributable to the factors described above. We expect that our future working capital will be affected by these same factors.

In November 2007, we raised approximately $6.3 million in cash  through the sale of convertible debentures and $0.8 million through the pledge of our investment in Pearl shares. During the remainder of fiscal year 2008, we may sell working interests in some of our properties and we may complete additional private placements of debt or equity to raise cash to meet our working capital needs. A significant amount of capital is needed to fund our proposed drilling program for 2008.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the three-months ended December 31, 2007 and 2006 were as follows ($ in thousands):

	Three-Months Ended December 31,
	2007	2006
	(restated)	(restated)
Net cash used in operating activities	$(3,678)	$(3,161)
Net cash used in investing activities	$(486)	$(8,226)
Net cash provided by financing activities	$4,506	$3,063

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Used in Investing Activities. Net cash used in investing activities for the three-months ended December 31, 2007 was primarily related to cash used for additions to oil and gas properties of $7.9 million offset by cash received from the sale of oil and gas properties of $7.5 million.  Net cash used in investing activities for the three-months ended December 31, 2006 was primarily used for joint interest billings in the amount of $6.4 million and additions to oil and gas properties in the amount of $1.2 million.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the three-months ended December 31, 2007 was primarily comprised of borrowings of $8.8 million net of repayments of debt in the amount of $4.3 million. Net cash provided by financing activities for the three-months ended December 31, 2006 was comprised of: (1) the subscription of common stock of $1.6 million and (2) the issuance of convertible notes of $1.5 million.

Capital Requirements. We currently anticipate our capital budget for the year ending September 30, 2008 to be approximately between $103.0 and $140.0 million. Uses of cash for 2008 will be primarily for our drilling program in the Piceance Basin and in Australia. The following table summarizes our drilling commitments for fiscal year 2008 ($ in thousands):

Activity	Prospect	Aggregate Total Cost	Our Working Interest		Our Share	(a)
Drill and complete 12 wells	Buckskin Mesa	$44,400	100%		$44,400
Drill and complete two wells	Piceance II	4,200	37.5%		1,575
Drill and complete eight wells	Piceance II	16,800	62.5%		10,500
Complete 16 wells (b)	Piceance II	17,600	100	% (c)	17,600
Drill five wells	Beetaloo	20,000	100%		20,000	(d)
Total		$103,000			$94,075

(a)	We intend to sell portions of our working interest to third parties and farm-out additional portions for cash and the agreement of the farmor to pay a portion of our development costs.

(b)	These wells have all been drilled.

(c)	During December 2007, our working interest in these wells increased to 100% with the payment by us of $1.0 million in cash.

(d)	Our commitment in Australia is to have five wells drilled on the various permits by December 31, 2008.

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

(4) We entered into a note with MAB in the amount of $13.5 million as a result of the Consulting Agreement with MAB; however, no cash was actually received. During the first quarter ended December 31, 2007, the note was reduced by further amendments to the Consulting Agreement (the First, Second and Third Amendments) and as a result, we paid $0.3 million in cash towards repayment of this note. At December 31, 2007, the balance of this note was $1.1 million. The note is unsecured and bears interest at LIBOR. Although at December 31, 2007, we were in default on this note, MAB has waived and released us from defaults, failures to perform and any other failures to meet our obligations through October 1, 2008.

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

(6) We entered into a $15.0 million credit facility in January 2007, with Global (the “January Credit Facility”). The January Credit Facility is secured by certain oil and gas properties and other assets of ours. It bears interest at prime plus 6.75% and is due to be paid in full in July 2009. We incurred advance fees of 2% on all amounts borrowed under the facility. We may prepay the balance without penalty. We are currently in default on interest payments and not in compliance with the covenants. Global has waived all defaults that have occurred or that might occur in the future until October 2008, at which time all defaults must be cured. We have drawn the total $15.0 million available to us under this facility. The funds were used to fund working capital needs.

(7) We entered into a $60.0 million credit facility with Global in May, 2007 (the “May Credit Facility”). The May Credit Facility is secured by the same certain oil and gas properties and other assets as the January Credit Facility. The May Credit Facility bears interest at prime plus 6.75% and is due to be paid in full in November, 2009. We pay an advance fee of 2% on all amounts borrowed under the facility. We may prepay the balance without penalty. We are currently in default on interest payments and not in compliance with the covenants. Global has waived all defaults that have occurred or that might occur in the future until October, 2008. At December 31, 2007 we had $42.2 million remaining available to us from the credit facility. The funds borrowed were used to fund working capital needs of the Company.

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

The continuation and future development of our business will require substantial additional capital expenditures. Meeting capital expenditure, operational, and administrative needs for the future period ending September 30, 2008 will depend on our success in farming out or selling portions of working interests in our properties for cash and/or funding of our share of development expenses, the availability of debt or equity financing, and the results of our activities. To limit capital expenditures, we may form industry alliances and exchange an appropriate portion of our interest for cash and/or a carried interest in our exploration projects using farm-out arrangements. We may need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financings, a credit facility, or sales of interests in our properties, although there is no assurance additional funding will be available or that it will be available on satisfactory terms. If we are unable to raise capital through the methods discussed above, our ability to execute our development plans will be greatly impaired. See the Going Concern section below.

Development Stage Company. We had not commenced principal operations or earned significant revenue as of December 31, 2007, and we are considered a development stage entity for financial reporting purposes. During the period from inception to December 31, 2007, we incurred a cumulative net loss of $89.4 million. We have raised approximately $100.0 million through borrowing and the sale of convertible notes and common stock from inception through December 31, 2007. In order to fund our planned exploration and development of oil and gas properties, we will require significant additional funding.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements.

Oil and Gas Properties. The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center on a country basis. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the sale or abandonment significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

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

Prior to October 1, 2006 , we accounted for stock-based compensation using the intrinsic value recognition and measurement principles detailed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees and related interpretations.

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

Impairment. SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets, requires long-lived assets to be held and used to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use the full cost method of accounting for our oil and gas properties. Properties accounted for using the full cost method of accounting are excluded from the impairment testing requirements under SFAS 144. Properties accounted for under the full cost method of accounting are subject to SEC Regulation S-X Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975 (Rule 4-10). Rule 4-10 requires that each regional cost center’s (by country) capitalized costs, less accumulated amortization and related deferred income taxes not exceed a cost center “ceiling”. The ceiling is defined as the sum of:

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

ITEM 4. CONTROLS AND PROCEDURES

NOTE:  The following disclosure was contained in our original report filed with the SEC on February 19, 2008.

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

NOTE:  The following discussion relates to our filing of this Form 10-Q/A.

Subsequent Evaluation of Disclosure Controls and Procedures

As part of management’s ongoing review of our accounting policies and internal control over financial reporting, on November 14, 2008, management identified a material weakness in the operating effectiveness of our internal control over financial reporting and determined that the unaudited financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008 would be restated.

Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the date of filing this form 10-Q/A. Based on this evaluation, we have determined that material weaknesses in internal control over financial reporting related to the operating effectiveness of internal control over financial reporting, and specifically in relation to our accounting for our oil and gas properties, existed during each quarter of our year ended September 30, 2008. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective to reasonably ensure that information required to be disclosed is included in the reports that we file with the SEC.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment, management identified the following material weaknesses: (1) our controls over industry specific accounting transactions did not operate effectively to appropriately calculate losses on our oil and gas property conveyances in the consolidated statements of operations and we lacked adequately defined procedures and controls to properly value and present our oil and gas properties in our consolidated balance sheets and statements of operations; and (2) our controls over other non-recurring complex accounting transactions were not operating effectively to ensure that all such transactions were properly accounted for and disclosed in accordance with GAAP. These material weaknesses resulted in the restatement of the Company’s consolidated financial statements filed with the SEC on Form 10-Q for the quarterly periods ended December 31, 2007, March 31, 2008 and June 30, 2008.

Notwithstanding the existence of these material weaknesses in internal control, we believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheet as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the quarterly period ended December 31, 2007 in conformity with GAAP.

Readers are urged to review the disclosure contained in Item 9A(T) of our Form 10-K for the fiscal year ended September 30, 2008 filed on January 13, 2009.

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

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROHUNTER ENERGY CORPORATION

Date: January 23, 2009	By:	/s/ Charles B. Crowell
Charles B. Crowell
Chief Executive Officer
(Principal Executive Officer)

Date: January 23, 2009	By:	/s/ Charles Josenhans
Charles Josenhans
Interim Chief Financial Officer
(Principal Financial Officer)

Date: January 23, 2009	By:	/s/ Robert Perlman
Robert Perlman
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Regulation S-K Number	Exhibit

31.1	Rule 13a-14(a) Certification of Charles B. Crowell

31.2	Rule 13a-14(a) Certification of Charles Josenhans

32.1	Certification of Charles B. Crowell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2	Certification of Charles Josenhans Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002