Form 10-Q/A
period 2008-03-31
PetroHunter Energy Corp
filed 2009-01-23
CIK 1298824

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☑No

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

EXPLANATORY NOTE REGARDING RESTATEMENTS

This Quarterly Report on Form 10-Q/A for the three- and six-month periods ended March 31, 2008 includes restatements of the previously filed condensed consolidated financial statements and data (and related disclosures) for the period ended March 31, 2008.  A summary of these restatements and corrections are discussed in Note 2, Restatement of Previously Issued Financial Statements, included in the accompanying consolidated financial statements for the period ended March 31, 2008.  These corrections are also discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We previously announced, in a Form 8-K filed with the SEC on November 20, 2008, that we would restate our previously reported financial statements as originally filed with the SEC on May 15, 2008, as a result of the discovery of several significant errors by management during its year-end review, and in conjunction with the annual audit.  The information contained in this Quarterly Report on Form 10-Q/A amends only Items 1, 2 and 4 of Part I to the originally filed Quarterly Report on Form 10-Q filed with the SEC on May 15, 2008 (the “Original Report”).

This Quarterly Report on Form 10-Q/A does not reflect all events occurring after the original filing of the Original Report or modify or update all the disclosures affected by subsequent events.  Information not modified or updated herein reflects the disclosures made at the time of the filing of the Original Report on May 15, 2008.  Accordingly, this Form 10-Q/A should be read in conjunction with all of our periodic filings, including our amended filings on Form 10-Q/A in relation to the three-month period ended December 31, 2007, and in relation to the three- and nine-month period ended June 30, 2008, filed with the SEC in conjunction with the filing of this report.

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

PETROHUNTER ENERGY CORPORATION

FORM 10-Q/A

FOR THE SIX-MONTH PERIOD ENDED
MARCH 31, 2008
(restated)

PART I. FINANCIAL INFORMATION
PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	March 31,2008	September 30, 2007
	(unaudited) (restated)
	($ in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,592	$120
Receivables
Oil and gas receivables, net	404	487
Other receivables	15	59
GST receivable	442	—
Due from related parties	160	500
Note receivable — related party	—	2,494
Prepaid expenses and other assets	69	187
Total Current Assets	2,682	3,847

Property and Equipment, at cost
Oil and gas properties under full cost method, net	165,940	162,843
Furniture and equipment, net	840	569
	166,780	163,412
Other Assets
Joint interest billings	1,029	13,637
Restricted cash	549	599
Deposits and other assets	48	—
Deferred financing costs	1,785	529
Intangible asset	2,431	—
Total Assets	$175,304	$182,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$27,182	$26,631
Notes payable — short-term	2,109	4,667
Convertible notes payable	400	400
Note payable — related party — current portion	2,805	3,755
Note payable — current portion of long-term liabilities	120	120
Accrued interest payable	5,130	2,399
Accrued interest payable — related party	720	516
Due to shareholder and related parties	1,079	1,474
Contract payable — oil and gas properties	—	1,750
Contingent purchase obligation	2,431	—
Total Current Liabilities	41,976	41,712

Notes payable — net of discount	29,965	27,944
Subordinated notes payable — related parties	1,401	9,050
Convertible notes payable — net of discount	150	—
Asset retirement obligation	104	136
Total Liabilities	73,596	78,842

Common Stock Subscribed	—	2,858
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; 318,748,841 and 278,948,841 shares issued and outstanding at March 31, 2008 and September 30, 2007, respectively	319	279
Additional paid-in-capital	198,592	172,672
Accumulated other comprehensive loss	(41)	(5)
Deficit accumulated during the development stage	(97,162)	(72,622)
Total Stockholders’ Equity	101,708	100,324
Total Liabilities and Stockholders’ Equity	$175,304	$182,024
See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2008	Three months ended March 31, 2007	Six months ended March 31, 2008	Six months ended March 31, 2007	Cumulative From Inception (June 20, 2005) to March 31, 2008
	(unaudited, restated, $ in thousands except per share amounts)
Revenue
Oil and gas revenue	$496	$989	$1,003	$1,438	$3,859
Other revenue	150	—	150	—	150
Total revenue	646	989	1,153	1,438	4,009

Costs and Expenses
Lease operating expenses	140	224	240	386	1,037
General and administrative	2,469	4,405	4,787	8,076	37,735
Project development — related party	—	—	—	1,815	7,205
Impairment of oil and gas properties	—	3,800	—	8,951	24,053
Depreciation, depletion, amortization and accretion	221	827	483	1,213	1,801
Total operating expenses	2,830	9,256	5,510	20,441	71,831

Loss from operations	(2,184)	(8,267)	(4,357)	(19,003)	(67,822)
Other Income (Expense):
Loss on conveyance of property	—	—	(11,875)	—	(11,875)
Gain on foreign exchange	11	—	11	—	34
Interest income	2	6	27	14	65
Interest expense	(2,574)	(2,004)	(5,359)	(1,831)	(14,577)
Loss on sale of securities	(2,987)	—	(2,987)	—	(2,987)
Total other expense	(5,548)	(1,998)	(20,183)	(1,817)	(29,340)
Net Loss	$(7,732)	$(10,265)	$(24,540)	$(20,820)	$(97,162)
Net loss per common share — basic and diluted	$(0.02)	$(0.05)	$(0.08)	$(0.09)
Weighted average number of common shares outstanding — basic and diluted	316,978	222,562	312,610	221,245

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(unaudited, $ in thousands except share and per share amounts)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Accumulated Other Compre- hensive	Total Stockholders’	Total Compre- hensive
	Shares	Amount	Capital	Stage	Loss	Equity	Loss
Balances, June 20, 2005 (inception)	—	$—	$—	$—	$—	$—	$—
Shares issued to founder at $0.001 per share	100,000,000	100	—	—	—	100	—
Stock-based compensation costs for options granted to non- employees	—	—	823	—	—	823	—
Net loss	—	—	—	(2,119)	—	(2,119)	(2,119)
Balances, September 30, 2005	100,000,000	100	823	(2,119)	—	(1,196)	(2,119)
Shares issued for property interests at $0.50 per share	3,000,000	3	1,497	—	—	1,500	—
Shares issued for finder’s fee on property at $0.50 per share	3,400,000	3	1,697	—	—	1,700	—
Shares issued upon conversion of debt, at $0.50 per share	44,063,334	44	21,988	—	—	22,032	—
Shares issued for commission on convertible debt at $0.50 per share	2,845,400	3	1,420	—	—	1,423	—
Sale of shares and warrants at $1.00 per unit	35,442,500	35	35,407	—	—	35,442	—
Shares issued for commission on sale of units	1,477,500	1	1,476	—	—	1,477	—
Costs of stock offering:
Cash	—	—	(1,638)	—	—	(1,638)	—
Shares issued for commission at $1.00 per share	—	—	(1,478)	—	—	(1,478)	—
Exercise of warrants	1,000,000	1	999	—	—	1,000	—
Recapitalization of shares issued upon merger	28,700,000	30	(436)	—	—	(406)	—
Stock-based compensation	—	—	9,189	—	—	9,189	—
Net loss	—	—	—	(20,692)	—	(20,692)	(20,692)
Balances, September 30, 2006	219,928,734	220	70,944	(22,811)	—	48,353	(20,692)
Shares issued for property interests at $1.62 per share	50,000,000	50	80,950	—	—	81,000	—
Shares issued for property interests at $1.49 per share	256,000	—	382	—	—	382	—
Shares issued for commission costs on property at $1.65 per share	121,250	—	200	—	—	200	—
Shares issued for finance costs on property at $0.70 per share	642,857	1	449	—	—	450	—
Shares issued for property and finance interests at various costs per share	8,000,000	8	6,905	—	—	6,913	—
Foreign currency translation adjustment	—	—	—	—	(5)	(5)	(5)
Discount on notes payable	—	—	4,670	—	—	4,670	—
Stock-based compensation	—	—	8,172	—	—	8,172	—
Net loss	—	—	—	(49,811)	—	(49,811)	(49,811)
Balances, September 30, 2007	278,948,841	279	172,672	(72,622)	(5)	100,324	(49,816)

	Common Stock		Additional Paid-in	Accumulated Deficit During the Development	Accumulated Other Compre-hensive	Total Stockholders’	Total Compre-hensive
	Shares	Amount	Capital	Stage	Loss	Equity	Loss
Balances, September 30, 2007	278,948,841	279	172,672	(72,622)	(5)	100,324	(49,816)
Shares issued for property interests at $0.31 per share – related party	25,000,000	25	7,725	—	—	7,750	—
Shares issued in connection with debt conversion at $0.23 per share – related party	16,000,000	16	3,664	—	—	3,680	—
Shares issued for property interests at $0.25 per share	5,000,000	5	1,245	—	—	1,250	—
Shares returned for property conveyance at $0.22 per share (restated)	(6,400,000)	(6)	(1,402)	—	—	(1,408)	—
Shares issued for finance costs at $0.28 per share	200,000	—	56	—	—	56	—
Discounts associated with beneficial conversion feature and detachable warrants on convertible debenture issuance	—	—	6,956	—	—	6,956	—
Warrant value associated with convertible debenture issuance (restated)	—	—	21	—	—	21	—
Warrants issued in connection with debt offering (restated)	—	—	1,895	—	—	1,895	—
Warrant value associated with debt conversion - related party (restated)	—	—	1,841	—	—	1,841	—
Debt conversion – related party (restated)	—	—	2,704	—	—	2,704	—
Discount on notes payable (restated)	—	—	143	—	—	143	—
Foreign currency translation adjustment	—	—	—	—	(36)	(36)	(36)
Stock-based compensation (restated)	—	—	1,072	—	—	1,072	—
Net loss (restated)	—	—	—	(24,540)	—	(24,540)	(24,540)
Balances, March 31, 2008	318,748,841	$319	$198,592	$(97,162)	$(41)	$101,708	$(24,576)

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six months ended March 31, 2008	Six months ended March 31, 2007	Cumulative From Inception (June 20, 2005) to March 31, 2008
	(unaudited, restated, $ in thousands)
Cash flows from operating activities
Net loss	$(24,540)	$(20,820)	$(97,162)
Adjustments used to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,072	3,617	19,256
Detachable warrants recorded as interest expense	163	—	163
Depreciation, depletion, amortization and accretion	483	1,763	1,801
Impairment of oil and gas properties	—	8,400	24,053
Amortization of deferred financing costs	1,020	1,441	2,643
Amortization of debt discount and beneficial conversion feature	1,180	148	2,216
Loss on marketable securities	2,987	—	2,987
Loss on conveyance of property	11,875	—	11,875
Other adjustments to reconcile net loss	45	—	122
Changes in assets and liabilities: Receivables	(315)	(1,569)	(861)
Due from related party	—	921	(500)
Prepaids and other	70	24	25
Accounts payable, accrued expenses, and other liabilities	1,898	(1,255)	6,752
Due to shareholder and related parties	—	618	1,474
Net cash used in operating activities	(4,062)	(6,712)	(25,156)
Cash flows from investing activities
Additions to oil and gas properties	(8,707)	(3,808)	(74,372)
Notes receivable, related party	—	(12,863)	(2,494)
Proceeds from sale of oil and gas properties	7,500	—	7,500
Proceeds from sales of marketable securities	2,541	—	2,541
Additions to furniture and equipment	(277)	(95)	(964)
Restricted cash	50	(525)	(1,027)
Net cash provided by (used in) investing activities	1,107	(17,291)	(68,816)
Cash flows from financing activities
Proceeds from the sale of common stock	—	—	35,742
Proceeds from common stock subscribed	—	3,067	2,858
Proceeds from the issuance of notes payable	1,250	12,500	32,800
Borrowing on short-term notes payable	850	—	1,350
Payments on short-term notes payable	(4,654)	—	(4,654)
Payments on related party borrowing	(519)	(450)	(519)
Proceeds from related party borrowing	1,170	—	1,445
Proceeds from the exercise of warrants	—	—	1,000
Cash received upon recapitalization and merger	—	—	21
Proceeds from issuance of convertible notes	6,330	—	27,162
Offering and financing costs	—	(44)	(1,638)
Net cash provided by financing activities	4,427	15,073	95,567
Effect of exchange rate changes on cash	—	—	(3)
Net increase (decrease) in cash and cash equivalents	1,472	(8,930)	1,592
Cash and cash equivalents, beginning of period	120	10,632	—
Cash and cash equivalents, end of period	$1,592	$1,702	$1,592

Supplemental schedule of cash flow information
Cash paid for interest	$16	$—	$1,517
Cash paid for income taxes	$—	$—	$—
See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

Note 1 — Organization and Basis of Presentation

We are a development stage global oil and gas exploration and production company committed to acquiring and developing primarily unconventional natural gas and oil prospects that we believe have a very high probability of economic success. Since our inception in 2005, our principal business activities have been raising capital through the sale of common stock and convertible notes and acquiring oil and gas properties in the western United States and Australia. Currently, we own property in Colorado, where we have drilled five wells on our Buckskin Mesa property, and Australia, where we have drilled one well on our property in the Northern Territory, and in Montana, where we hold a land position in the Bear Creek area. The wells on these properties have not yet commenced oil and gas production. We own working interests in eight additional wells in Colorado which are operated by EnCana Oil & Gas USA (“EnCana”) and are currently producing gas. In November 2007, we sold 66,000 net acres of land and two wells in Montana and 177,445 acres of land in Utah (see Note 5 ) and subsequent to March 31, 2008, we entered into a binding purchase and sale agreement to sell up to 1,059 net acres and 16 wells in the Southern Piceance Basin in Colorado (see Note 13).

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

PetroHunter is considered a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) 7, Accounting and Reporting by Development Stage Enterprises, as we have not yet commenced our planned principal operations. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there has been no significant revenue therefrom.

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

The following errors affected our Original Report for the three and six month periods ended March 31, 2008:

1.
Detachable Warrants with Convertible Debentures – We corrected an error during our first quarter ended December 31, 2007 in relation to our accounting for the value of detachable warrants that were issued in relation to the issuance of $7.0 million of Convertible Debentures, where we erroneously charged the $2.9 million of value assigned to the detachable warrants to interest expense, versus recording the warrant value as a discount against the face value of the Convertible Debentures and amortizing the discount to interest expense over the remaining term of the convertible debentures using the effective interest method.  We recorded further corrections during the second quarter ended March 31, 2008 to give proper effect to the additional discount against the face value of the Convertible Debentures, and to properly record the effects of the additional amortization to interest expense.

2.
Detachable Warrants with Global Debt Facility – We corrected errors in our accounting for detachable warrants issued in relation to our Global Credit Facility during our first quarter ended December 31, 2007.  First, we inappropriately used a warrant term assumption in our Black-Scholes calculation of fair value that was less than the contractual life of the warrants, which understated the initial value of the warrants by $1.9 million.  Second, we failed to properly record $1.2 million of the total as deferred financing costs associated with the warrants that were issued in connection with securing the facility.  We recorded further corrections during the second quarter ended March 31, 2008 to give proper effect to the additional amortization to interest expense.

3.
Heavy Oil Asset Sale – We corrected several errors in our accounting for the sale of our Heavy Oil Projects during our first quarter ended December 31, 2007.  First, we corrected an error in our accounting for the proceeds from the sale of these assets to Pearl Exploration and Production Ltd., where we erroneously recorded $2.7 million of contingent consideration (in the form of the common stock of the acquirer) relating to the sale of assets that did not ultimately transfer, net of $0.9 million in unrealized losses also recognized in error.  Second, we corrected a $2.4 million error in our accounting for unrealized losses from declines in the market value of the securities received in the transaction, where we erroneously treated the securities as trading securities and recorded an unrealized loss in our statement of operations, versus reflecting the $1.6 million in unrealized losses (net of the $0.9 million excess discussed above) as a charge to other comprehensive income.  Finally, we determined we should have recorded a $11.9 million loss on conveyance on the transaction, based on the relationship of the fair value of the Heavy Oil Projects, versus what was recorded in our full cost pool.  We recorded further corrections during the second quarter ended March 31, 2008 to give proper effect to the recognition of the realized loss on the sale of marketable securities we acquired in relation to this transaction, and had been held for sale, by recording the proper realized loss in our statement of operations.  In addition, we recorded corrections during the second quarter ended March 31, 2008 to our oil and gas property accounts and our accumulated deficit in relation to the loss on conveyance.

4.
Related Party Consulting Agreement Termination – We corrected a $0.2 million error in our accounting for the termination of certain consulting services that had been provided by a significant shareholder during the first quarter ended December 31, 2007, which understated accrued expenses and general and administrative expense.  We recorded further corrections during the second quarter ended March 31, 2008 to reverse the

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

effects of corrections we reflected in our Original Report, affecting accrued expenses, additional paid in capital and general and administrative expense.

5.
Contingent Purchase Obligation – During our first quarter ended December 31, 2007, we corrected an error in our accounting for a financial guarantee in relation to capital costs incurred by a third party in conjunction with the construction of a gas gathering system and the provision of gas gathering services for our Buckskin Mesa Project, and recorded a $2.0 million intangible asset and contingent purchase obligation to reflect the fair value of this guarantee.  We recorded further corrections during the second quarter ended March 31, 2008 to properly reflect the value the guarantee as of that date.

6.
Stock-Based Compensation Expense – During our second quarter ended March 31, 2008, we corrected a $0.4 million error in our accounting for stock-based compensation expense, resulting from various errors in valuing our expense using our Black-Scholes calculation of fair value.

7.
Maralex Transaction – During the first quarter ended December 31, 2007, we corrected an error in our accounting for the value of 6.4 million shares of our common stock that we reacquired during the quarter ended December 31, 2007.  The shares were originally issued during our year ended September 30, 2007 in relation to the acquisition of certain properties (our “Sugarloaf Project”) and the incurrence of penalties on a series of payment defaults on our contract.  The correction of this error resulted in a $4.1 million increase in our oil and gas property accounts, with a corresponding increase in additional paid in capital.  We recorded further corrections to our oil and gas property accounts and additional paid in capital during the second quarter ended March 31, 2008 to give proper effect to the correction of this error on our balance sheet.

8.
Other Errors – We corrected several other errors that were individually insignificant and primarily related to the timing of the recognition of costs and expenses in our statement of operations during our year ending September 30, 2008 (primarily between the first quarterly period ended December 31, 2007 and the second quarterly period ended March 31, 2008) and the proper classification of amounts receivable for Goods and Services Taxes in Australia.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

Balance Sheet Effects of Restatements

The following table sets forth the unaudited condensed consolidated balance sheet, showing previously reported amounts, adjustments resulting from the correction of errors and reclassifications, and restated balances as of March 31, 2008 (in thousands):

	March 31, 2008
	As previously reported	Net Adjustments	As restated

Current Assets
Cash and cash equivalents	$1,592	$-	$1,592
Receivables	359	662	1,021
Other current assets	69	-	69
Total Current Assets	2,020	662	2,682

Property and Equipment, at cost and Other Assets
Oil and gas properties under full cost method, net	173,975	(8,035)	165,940
Intangible asset	2,756	(325)	2,431
Deferred financing costs	713	1,072	1,785
Other assets	2,073	393	2,466

Total Assets	$181,537	$(6,233)	$175,304

Current Liabilities
Accounts payable and accrued expenses	$26,695	$487	$27,182
Due to shareholders and related parties	1,058	21	1,079
Notes and interest payable	7,759	-	7,759
Notes and interest payable, related parties	3,525	-	3,525
Contingent purchase obligation	2,756	(325)	2,431
Total Current Liabilities	41,793	183	41,976

Non-Current Obligations
Notes payable, net	30,099	(134)	29,965
Convertible notes payable, net	2,997	(2,847)	150
Subordinated notes payable, related parties	1,401	-	1,401
Asset retirement obligation	104	-	104
Net Non-Current Obligations	34,601	(2,981)	31,620

Total Liabilities	76,394	(2,798)	73,596

Stockholders' Equity
Common stock	319	-	319
Additional paid in capital	193,240	5,352	198,592
Accumulated other comprehensive loss	(41)	-	(41)
Deficit accumulated during development stage	(88,375)	(8,787)	(97,162)
Total Stockholders' Equity	105,143	(3,435)	101,708

Total Liabilities and Stockholders' Equity	$181,537	$(6,233)	$175,304

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

Statement of Operations Effects of Restatements

The following table presents our unaudited condensed consolidated statement of operations, showing previously reported amounts, adjustments resulting from the correction of errors, and restated balances for the three and six month periods ended March 31, 2008 (in thousands, except share data):

	For the three months ended March 31, 2008			For the six months ended March 31, 2008
	As previously reported	Net Adjustments	As restated	As previously reported	Net Adjustments	As restated

Total Revenue	$705	$(59)	$646	$992	$161	$1,153

Costs & Expenses:
General and administrative	3,796	(1,327)	2,469	5,690	(903)	4,787
Other operating expenses	322	39	361	681	42	723
Total Operating Expenses	4,118	(1,288)	2,830	6,371	(861)	5,510

Loss From Operations	(3,413)	1,229	(2,184)	(5,379)	1,022	(4,357)

Other Income (Expense):
Loss on conveyance of property	-	-	-	-	(11,875)	(11,875)
Interest expense	(2,390)	(184)	(2,574)	(7,425)	2,066	(5,359)
Loss on marketable securities	(594)	(2,393)	(2,987)	(2,987)	-	(2,987)
Other, net	60	(47)	13	38	-	38
Total Other Expense	(2,924)	(2,624)	(5,548)	(10,374)	(9,809)	(20,183)

NET LOSS	$(6,337)	$(1,395)	$(7,732)	$(15,753)	$(8,787)	$(24,540)

Net Loss Per share	$(0.02)	$(0.00)	$(0.02)	$(0.05)	$(0.03)	$(0.08)
Weighted Average Number of Shares Outstanding-Basic and Diluted	316,978	-	316,978	312,610	-	312,610

 Statement of Cash Flows Effects of Restatements

The following table presents selected unaudited condensed consolidated statement of cash flows information, showing previously reported amounts, adjustments resulting from the correction of errors and reclassifications, and restated balances for the six months ended March 31, 2008 (in thousands):

	For the six months ended March 31, 2008
	As previously reported	Net Adjustments	As restated

Net cash used in operating activities	$(6,420)	$2,358	$(4,062)
Net cash provided by investing activities	4,753	(3,646)	1,107
Net cash provided by financing activities	3,152	1,275	4,427
Effect of exchange rate changes on cash	(13)	13	—
Increase in cash and cash equivalents	1,472	—	1,472

Cash and cash equivalents beginning of year	120	—	120

Cash and cash equivalents end of period	$1,592	$—	$1,592

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

Note 3 — Summary of Significant Accounting Policies

Basis of Accounting. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying statements of operations, we have incurred a cumulative loss in the amount of $97.2 million for the period from inception (June 20, 2005) to March 31, 2008, have a working capital deficit of approximately $39.3 million as of March 31, 2008, were not in compliance with the covenants of several loan agreements, have had multiple property liens and foreclosure actions filed by vendors and have significant capital expenditure commitments. As of March 31, 2008, we have earned oil and gas revenue from our initial operating wells, but will require significant additional funding to sustain operations and satisfy contractual obligations for planned oil and gas exploration, development and operations in the future. These factors, among others, may indicate that we may be unable to continue in existence. Our financial statements do not include adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to establish ourselves as a going concern is dependent upon our ability to obtain additional financing to fund planned operations and to ultimately achieve profitable operations. Management believes that we can be successful in obtaining equity and/or debt financing and/or sell interests in some of our properties, which will enable us to continue in existence and establish ourselves as a going concern. We have raised approximately $ 100.7  million through March 31, 2008 through issuances of common stock and convertible and other debt.

For the three and six-month periods ending March 31, 2008 and 2007, the consolidated financial statements include the accounts of PetroHunter and our wholly-owned subsidiaries. For the period from June 20, 2005 through September 30, 2005, the consolidated financial statements include only the accounts of GSL. All significant intercompany transactions have been eliminated upon consolidation.

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

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

Marketable Securities, Available for Sale. In November 2007, we sold our Heavy Oil assets (see Note 5, Oil and Gas Properties). As partial consideration, we accepted a total of 1.5 million shares of common stock of the purchaser, Pearl Exploration and Production Ltd. These shares were sold subsequent to a holding period, and were classified as available for sale in the short term at December 31, 2007. During the intervening period from closing through the date of sale in March 2008, we accounted for them by marking them to market with unrealized losses reflected as a component of other comprehensive income, until realized. During the second quarter ended March 31, 2008, we recognized a $3.0 million loss on sales of these marketable securities.

Joint Interest Billings. Joint interest billings represents our working interest partners’ share of costs that we paid, on their behalf, to drill certain wells. During the first quarter of 2008, we entered into a transaction whereby we increased our interest in 14 wells to 100% (see Note 5 , Oil and Gas Properties) and we therefore reclassified $12.6 million of costs related to those wells from Joint interest billings to Oil and gas properties.

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

Guarantees. As part of a Gas Gathering Agreement we have with CCES Piceance Partners I , LLC (“CCES”), we have guaranteed that, should there be a mutual failure to execute a formal agreement for long-term gas gathering services in the future, we will repay CCES for certain costs they have incurred in relation to the development of a gas gathering system and repurchase certain gas gathering assets we sold to CCES. We have accounted for this guarantee using FASB Interpretation No. 45 as amended, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires us to recognize a liability for the obligations undertaken upon issuing the guarantee in order to have a more representationally faithful depiction of the guarantor’s assets and liabilities. Accordingly, we have recognized a $2.4 million contingent purchase obligation and related intangible asset on our balance sheet as of March 31, 2008.

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

Fair Value. The carrying amount reported in the consolidated balance sheets for cash, receivables, prepaids, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. Based upon the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of  notes payable, approximates their face value.

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

Supplemental Cash Flow Information. Supplement cash flow information for the six months ended March 31, 2008 and 2007, respectively, and cumulative from inception (June 2005) is as follows:

	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007		Cumulative From Inception (June 20, 2005) to March 31, 2008
	(unaudited, restated, $ in thousands)
Supplemental disclosures of non-cash investing and financing activities
Shares issued for expenditures advanced	$—		$—	$100
Contracts for oil and gas properties	$(1,500)		$2,900	$12,024
Shares issued for debt conversion	$6,384		$—	$28,416
Shares issued for commissions on offerings	$56		$200	$2,956
Shares issued for property	$9,000		$81,275	$90,000
Shares returned on property conveyance	$(1,408)	$		$(1,408)
Shares issued for property and finder’s fee on property	$—		$—	$9,644
Warrants issued for debt	$3,757		$—	$8,427
Non-cash uses of notes payable, accounts payable and accrued liabilities	$—		$—	$26,313
Convertible debt issued for property	$—		$—	$1,200
Common stock issuable	$—		$4,128	$—
Discount associated with beneficial conversion feature and detachable warrants	$6,956		$—	$6,956
Common stock subscriptions converted to notes and convertible debentures	$2,858		$—	$2,858
Marketable securities received from sale of oil and gas properties	$5,529		$—	$5,529
Acquisition of oil and gas properties by exchange of joint interest billings, oil and gas receivables and accounts payable	$12,707		$—	$12,707

Note 4 — Agreements with MAB Resources LLC

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

A more thorough description of the Development Agreement is included in Item 8 of our Annual Report on Form 10-K, Financial Statements and Supplementary Data - Note 4 .
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

o
by $2.9 million in exchange for our release of MAB’s obligation to pay the equivalent amount as guarantor of the performance of Galaxy Energy Corporation under the subordinated unsecured promissory note dated August 31, 2007 (see Note 11 );

o	a reduction to the note payable to MAB of $0.5 million for cash payments made during the first quarter of 2008; and
o	by $0.2 million for MAB assuming certain costs that Paleo Technology owed to us.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

The net effect of the reduction of debt and issuance of our common shares resulted in a net benefit to us of $2.7 million and has been reflected as additional paid-in-capital during the six months ended March 31, 2008. Monthly payments on the revised promissory note in the amount of $2.0 million commenced February 1, 2008 and are due in full in two years.

Note 5 — Oil and Gas Properties

Oil and gas properties consisted of the following:
	March 31, 2008 (restated)	September 30, 2007
Oil and gas properties, at cost, full cost method	($ in thousands)
Unproved
United States	$108,300	$107,239
Australia	23,648	23,569
Proved – United States	35,423	57,168
Total	167,371	187,976
Less accumulated depreciation, depletion, amortization and impairment	(1,431)	(25,133)
Total	$165,940	$162,843

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

Sugarloaf Project. We failed to make payments in accordance with the agreement related to this prospect and as a result, on December 4, 2007, the agreement was terminated and we instructed the escrow agent to return all assignments which were being held in escrow to the seller (See Note 7 ).

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

In January 2007, we paid a $2.0 million earnest money deposit to Galaxy, which was due under the terms of the Galaxy PSA. As contract operator of the Powder River Basin Assets, we incurred $0.8 million in expenses. The Galaxy PSA expired by its terms on August 31, 2007. Upon expiration and under the terms of the Galaxy PSA, we obtained a note receivable in the amount of $2.5 million (the “Galaxy Note”) which consisted of the $2.0 million earnest deposit plus a portion of operating costs paid by us. As guarantor of the Galaxy Note, MAB repaid the balance in November 2007 by offsetting it against amounts owed by us to MAB under the MAB Note (see Notes 4 and 8).

MONTANA COALBED METHANE

Bear Creek Project. We have retained 15,991 acres of the original 25,278 acres of leasehold acquired through an assignment from MAB. The remaining 11,373 acres of leasehold have expired. The acres retained have been reflected in unproved oil and gas properties and are subject to further evaluation. The acres released have been reflected in unproved properties but included in evaluated costs subject to amortization and in the full cost ceiling test at the lower of cost or market value.

HEAVY OIL

Sale of Heavy Oil Projects. On November 6, 2007 and effective October 1, 2007, the Company sold a majority of its interest in certain Heavy Oil Projects, including the West Rozel, Fiddler Creek and Promised Land Projects to Pearl Exploration and Production Ltd. (“Pearl”). We recognized a loss related to the transaction of $11.9 million during the quarter ended December 31, 2007. Prior to this sale, we had engaged in a lengthy sales process and turned down numerous offers from other parties for the property. We felt that Pearl’s offer was within the range of valuation we considered to be reasonable for this property. In evaluating the impact on our full cost pool, we applied the guidance of Regulation S-X Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975 (“Rule 4-10”). Pursuant to Rule 4-10, the sale of these properties resulted in a significant alteration in the reserves on our properties and therefore, we had to evaluate the properties for a loss on the transaction. Accordingly, the net book value of our properties was allocated on the same ratio of reserves between the sold properties and those that we retained, resulting in a loss on the conveyance of these properties of $11.9 million during the period ended December 31, 2007.

The purchase price was a maximum of $30.0 million, payable as follows: (a) $7.5 million in cash; (b) the issuance of the number of shares of Pearl equivalent to $10.0 million in total (based on a price of $4.00 Canadian dollars per share or such other higher price as is dictated by the regulations of the TSX Venture Exchange), including value attributable to leases on which title is being reviewed after closing, and value attributable to 4,645 net acres of leasehold which were not assigned at closing, pending Pearl’s attempt to renegotiate the terms of the Company’s agreement with the third party that sold acreage to PetroHunter (within six months after closing); and (c) a performance payment (the “Pearl Performance Payment”) of $12.5 million in cash at such time as either: (i) production from the assets reaches 5,000 barrels per day; or (ii) proven reserves from the assets is greater than 50.0 million barrels of oil as certified by a third party reserve engineer. In the event that these targets have not been achieved by September 30, 2010, the Pearl Performance Payment obligation will expire. Upon the expiration of the

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

six-month period noted above, Pearl was unable to assist us in our efforts to transfer the 4,545 net acres, and therefore, no consideration was received from Pearl.

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

Note 6 — Asset Retirement Obligation

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

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

We continually failed to make payments in accordance with the Agreement and subsequent amendments and as a result, on December 4, 2007, Maralex terminated the Agreement. Pursuant to this termination Maralex returned to us 6.4 million shares of common stock that had been issued to them, and all leases related to the Agreement were returned to Maralex. To account for the termination and conveyances we reclassified the balance of the contract payable - oil and gas properties in the amount of $1.5 million to oil and gas properties, recorded the return of the common stock in the amount of $1.4 million as a reduction of oil and gas properties and shareholders’ equity, and reversed the value of our outstanding remaining unpaid cash obligations to oil and gas properties.

Note 8 — Notes Payable

Notes payable are summarized below:
	March 31, 2008 (restated)	September 30, 2007
	($ in thousands)
Notes payable – short-term:
Global Project Finance AG	$850	$500
Vendor	1,224	4,050
Flatiron Capital Corp.	35	117
Notes payable – short-term	$2,109	$4,667
Convertible notes payable	$400	$400
Notes payable – related party – current portion:
Bruner Family Trust	$2,705	$—
Wealth Preservation	100	—
MAB- current portion	—	3,755
Notes payable – related party – current portion	$2,805	$3,755
Subordinated notes payable — related party:
Bruner Family Trust	$106	$275
MAB	1,295	8,775
Subordinated notes payable — related party	$1,401	$9,050
Long-term notes payable — net of discount:
Global Project Finance AG	$32,800	$31,550
Vendor	200	250
Less current portion	(120)	(120)
Discount on notes payable	(2,915)	(3,736)
Long-term notes payable — net of discount	$29,965	$27,944
Convertible debt:
Convertible debt	$6,956	$—
Discount on convertible debt	(6,806)	—
Convertible debt — net of discount	$150	$—

Short - Term Notes Payable

Global Project Finance AG. On September 25, 2007, we borrowed $0.5 million from Global Project Finance, AG (“Global”) under an unsecured note bearing interest at a rate of 7.75% per annum. We repaid this note in full on November 9, 2007 before it became due. On October 10, 2007, the Company received various advances of funds from Global a short term note agreement with borrowings of $0.5 million on October 10, 2007, $0.1 million on January 31, 2008, $0.2 million on February 13, 2008 and $0.1 million on March 18, 2008.  The entire balance on the

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

note is due and payable on July 31, 2008, along with interest calculated at 15%.  The note is unsecured and the balance at March 31, 2008 was $0.9 million, with accrued interest of $0.0 million.

Vendor. (i) On June 19, 2007, we entered into a promissory note with a vendor for an outstanding unpaid balance due to the vendor, in the amount of $6.5 million. The note was to be paid in full by July 31, 2007 and bears interest at 14% per annum if paid current. The interest rate increases to 21% per annum if the note is in default. At March 31, 2008, we were in default on this note due to non-payment; the balance was $1.0 million and we had accrued interest on the note in the amount of $0.4 million. The vendor filed a judgment lien against us and garnished $0.3 million in cash. This matter has subsequently been settled. (See Note 13 ).

(ii) During the six months ended March 31, 2008, we entered into another promissory note with a vendor for outstanding account payable balances. The note bears interest at 8.25% per annum, increases to 10.25% if the note is in default and was due to mature February 29, 2008. At March 31, 2008, we were in default on the payment terms; the balance was $0.2 million and we had accrued interest related to this in the amount of $0.0 million . The payee on this note has deferred any formal claim or legal action for the payment of interest and principal for the time being, and the parties are discussing a deferred payment schedule.

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

Bruner Family Trust. During the six months ended March 31, 2008, we entered into four promissory notes with the Bruner Family Trust with principal amounts aggregating $2.7 million.  Each note accrues interest at LIBOR plus 3% per annum and is due 12 months from each note’s respective issue date.  The largest of these notes, $2.4 million is due November 13, 2008, with the remaining three notes due in February and March 2009.  As of March 31, accrued interest relating to these notes is $0.1 million and all amounts are classified as current on our consolidated balance sheet.

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

The terms of the January 2007 Credit Facility provide for the issuance of 1.0 million warrants to purchase 1.0 million shares of our common stock upon execution of the January 2007 Credit Facility, and an additional 0.2 warrants, for each $1.0 million draw of funds from the credit facility up to the total amount available under the facility, $15.0 million. The warrants are exercisable until January 9, 2012. The exercise price of the warrants is equal to 120% of the weighted-average price of our stock for the 30 days immediately prior to each warrant issuance date. Prices range from $1.30 to $2.10 per warrant. The fair value of the warrants was estimated as of each respective issue date under the Black-Scholes pricing model with the following assumptions: (i) the common stock price at market price on the date of issue; (ii) zero dividends; (iii) expected volatility of 69.2% to 71.4%; (iv) a risk-free interest rate ranging from 4.5% to 4.8%; and (v) an expected life of 5 years. The fair value of the 1.0 million warrants issued in conjunction with the advances was $0.9 million.   The fair value of the warrants issued with the debt of $2.2 million was recorded as a discount to the credit facility and is being amortized over the life of the note. The unamortized portion of the discount is offset against the long-term notes payable on the consolidated balance sheet. We pay an advance fee (the “Advance Fee”) of 1% of all amounts drawn against the facility. In 2007, the advance fee related to the original January 2007 Credit Facility was recorded as deferred financing fees, totaled $0.2 million and is being amortized to interest expense over the life of the January 2007 Credit Facility.

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

Global received warrants to purchase 2.0 million of our shares upon execution of the May 2007 Credit Facility and 0.4 million warrants for each $1.0 million advanced under the credit facility. The warrants are exercisable until May 21, 2012 at prices equal to 120% of the volume-weighted-average price of our common stock for the 30 days immediately preceding each warrant issuance date. Prices range from $0.22 to $1.01 per warrant. The fair value of the warrants were estimated as of each respective issue date under the Black-Scholes pricing model, with the following assumptions: (i) common stock based on the market price on the issue date; (ii) zero dividends; (iii) expected volatility of 69.8% to 71.8%; (iv) risk free interest rate of 3.1% to 4.9%; and (v) expected life of 5 years. The fair value of the 2.0 million warrants issued in conjunction with the advances was $1.0 million.   The fair value of the warrants issuable as of March 31, 2008, in the amount of $2.4 million for advances through March 31, 2008 under this facility, was recorded as a discount to the note and is being amortized over the life of the note.

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

As of March 31, 2008, we were in default of payments to Global in the amount of $5.0 million, which consists of unpaid interest and fees under the Credit Facilities. We were also not in compliance with various financial and debt covenants under the Global Credit Facilities as of March 31, 2008. Global has waived and released PetroHunter from any and all defaults, failures to perform, and any other failures to meet its obligations through April 1 , 2009.

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

Convertible Notes. On November 13, 2007, we completed the sale of Series A 8.5% Convertible Debentures (the “Debentures”) in the aggregate principal amount of $7.0 million to several accredited investors. The debentures are due November 2012 and are collateralized by shares in our Australian subsidiary. Debenture holders also received five-year warrants that allow them to purchase a total of 46.4 million shares of common stock at prices ranging from $0.24 to $0.27 per share. The warrants are immediately exercisable and as a result, we recorded $0.1 million and $0.3 million of interest expense during the three and six-months ended March 31, 2008. In connection with the placement of the debentures, we paid a placement fee of $0.3 million and issued placement agent warrants entitling the holders to purchase an aggregate of 0.2 million shares at $0.35 per share for a period of five years. Interest payments related to the Debentures accrues at an annual rate of 8.5% and is payable in cash or in shares (at our

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

option) quarterly, beginning upon the successful registration of the warrant shares, as discussed further below. All overdue unpaid interest incurs a late fee of 18% per annum, calculated based on the entire unpaid interest balance. At March 31, 2008 we were in default on the January interest payment of $0.1 million. Accrued late fees of $4,000 were accrued related to this unpaid interest balance. The Company is also currently in default on the April 1, 2008 interest payment of $0.2 million.

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

The debentures have a maturity date of five years and are convertible at any time by the holders into shares of our common stock at a price of $0.15 per share, which was determined to be beneficial to the holders on the date of issuance. In accordance with EITF 00-27, Application of EITF  to certain convertible instruments, Issue No. 98-5, "Accounting for Convertible Debentures with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,"  we recorded discounts to the debentures equal to their full face value at issuance which will be accreted to interest expense over the term of the notes using the effective interest method.

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

Common Stock. During the six months ended March 31, 2008, we issued 46.2 million shares of our common stock and had 6.4 million shares of our common stock returned as follows:

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

•
In October 2007, we issued 25.0 million shares of our common stock  at $0.31 per share to a related party in exchange for the relinquishment of overriding royalty interests in certain of our properties. (see Note 4)

•	In November 2007, we issued 16.0 million shares of our common stock at $0.23 per share to a related party in exchange for the reduction of an outstanding note payable balance. (see Note 4)

•	In November 2007, we issued 5.0 million shares of our common stock at $0.25 per share in conjunction with sale of heavy oil assets.

•	In November 2007, we issued 0.2 million shares of our common stock at $0.28 per share for transaction finance costs.

•	In December 2007, 6.4 million shares of our common stock were returned to us at $0.22 per share in connection with a property conveyance.

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

Warrants. The following stock purchase warrants were outstanding at:

	March 31, 2008	September 30, 2007
(warrants in thousands)
Number of warrants	130,171	51,063
Exercise price	$0.22 - $2.10	$0.31 - $2.10
Expiration date	2009 - 2012	2011 - 2012

During the six months ended March 31, 2008 , we completed the sale of Series A 8.5% convertible debentures. Debenture holders received five-year warrants that allow them to purchase a total of 46.4 million shares of common stock at prices ranging from $0.24 to $0.27 per share (see Note 8 ). As of December 31, 2008, none of these warrants had been exercised and the total value of these warrants, based on valuation under the Black-Scholes method was $7.4 million. In connection with the placement of the debentures, we paid a placement fee of $0.3 million and issued placement agent warrants entitling the holders to purchase an aggregate of 0.2 million shares at $0.35 per share for a period of five years. These warrants had a total valuation under the Black-Scholes method of $0.0 .

During the six months ended March 31, 2008 we entered into the Second Amendment of our consulting agreement with MAB Resources, LLC and issued warrants to acquire 32.0 million shares of our common stock at $0.50 per share (see Note 4)These warrants expire on November 14, 2009 and have a total value, based on the Black-Scholes method of $1.9 million.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

During the six months ended March 31, 2008  we recorded $2.0 million, in deferred financing costs related to the issuance of 16.6 million warrants in connection with our Global Credit Facility. Amounts recorded as deferred financing costs have been calculated using the Black-Scholes method, the associated warrants will expire in January, 2012.

During the six months ended March 31, 2008 we issued warrants in connection with amounts borrowed against our credit facility. We issued 0.5 million warrants valued at $0.1 million using the Black-Scholes method.

Note 10 — Share-Based Compensation

Stock Option Plan. On August 10, 2005, the Company adopted the 2005 Stock Option Plan (the “Plan”), as amended. Stock options under the Plan may be granted to key employees, non-employee directors and other key individuals who are committed to the interests of the Company. Options may be granted at an exercise price not less than the fair market value of the Company’s common stock at the date of grant. Most options have a five year life but may have a life up to 10 years as designated by the compensation committee of the Board of Directors (the “Compensation Committee”). Typically, options vest 20% on grant date and 20% each year on the anniversary of the grant date but each vesting schedule is also determined by the Compensation Committee. Most initial grants to Directors vest 50% on grant date and 50% on the one-year anniversary of the initial grant date. Subsequent grants (subsequent to the initial grant) to Directors typically vest 100% at the grant date. In special circumstances, the Board may elect to modify vesting schedules upon the termination of selected employees and contractors. We have reserved 40.0 million shares of common stock for the plan. At March 31, 2008 and September 30, 2007, 10.0 million and 15.0 million shares, respectively remained available for grant pursuant to the stock option plan. During the three and six-months ended March 31, 2008, we granted 5.0 and 8.0 million options under our 2005 stock option plan to directors, employees and consultants performing employee-like services for us during the three and six months ended March 31, 2007, we granted 1.0 million options under our 2005 stock option plan to directors.

A summary of the activity under the Plan for the six months ended March 31, 2008 is presented below:
	Number of Shares	Weighted- Average Exercise Price
	(shares in thousands)
Options outstanding — September 30, 2007	24,965	$1.31
Granted	7,950	0.21
Forfeited	(2,450)	0.22
Options outstanding — March 31, 2008	30,465	0.99

Options exercisable — March 31, 2008	15,425	0.99

Effective October 1, 2006, we adopted the provisions of SFAS 123(R). In accordance with SFAS 123(R) the fair value of each share-based award under all plans is estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table for the three and six months ended March 31, 2008.

Expected option term — years	1.75 – 3.5
Weighted-average risk-free interest rate	1.79% - 4.04%
Expected dividend yield	0
Weighted-average volatility	69.9% - 97.4%

Deferred Stock Based Compensation - We authorized and issued 10.1 million stock options to employees and non-employee consultants outside the 2005 stock option plan in May, 2007. The options were granted at an exercise price of $0.50 per share and vest 60% at grant date and 20% per year at the first and second anniversaries of the date of grant. These options expire on May 21, 2012.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

A summary of the activity for the six months ended March 31, 2008 for these options is presented below:

	Number of Shares	Weighted- Average Exercise Price
	(shares in thousands)
Options outstanding — September 30, 2007	9,895	$0.50
Granted	—	—
Forfeited	(2,300)	0.50
Options outstanding — March 31, 2008	7,595	0.50

Options exercisable — March 31, 2008	4,757	0.50

Compensation expense–Stock-based employee and non-employee compensation expense of $0.6 million and $1.1 million was charged to operations during the three and six months ended March 31, 2008.  Stock-based compensation expense of $1.5 million and $3.6 million was recognized during the three months and six months ended March 31, 2007 Stock based compensation has been included in general and administrative expenses in the consolidated statements of operations.

Note 11 — Related Party Transactions

MAB. During the three and six months ended March 31, 2007, we incurred project development costs to MAB under the Development Agreement between us and MAB (see Note 4 ) in the amount of $0.0 million and $1.8 million, respectively. We did not incur project development costs to MAB during the three and six months ended March 31, 2008. Project development costs to MAB are classified in our consolidated statements of operations as Project development costs — related party. During the three and six months ended March 31, 2008 and 2007, we recorded expenditures paid by MAB on our behalf in the amount of $0.2 million, $0.7 million, $(0.2) million and $0.3 million, respectively. At March 31, 2008 and September 30, 2007, we owed MAB $0.7 million and $1.0 million, respectively, related to project development costs and other expenditures that MAB made on our behalf.

As of March 31, 2008, pursuant to the agreements with MAB and the $13.5 million promissory note issued thereunder (see Note 8 ), we owed MAB principal and accrued interest of $1.9 million. As of September 30, 2007, we owed MAB principal and accrued interest of $13.0 million under the terms of the promissory note.

At March 31, 2008, we had six separate promissory notes with the Bruner Family Trust (see Note 8 ) for an aggregate  amount of $2.8 million. During the three and six-months ended March 31, 2008, we incurred total interest expense of $0.1 million and $0.1 million, respectively, and paid nothing in principal on these notes.

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

Note 12 — Commitments and Contingencies

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

In addition to customary terms and conditions, the CCES Agreements include a guarantee (the “Guarantee”) from us to CCES regarding their increasing financial commitments as they are incurred in relation to the development of the gas gathering system, including our contingent repurchase of the gas gathering assets we sold to CCES. The triggering event for the Guarantee is contingent upon our mutual failure to execute a formal agreement for long-term gas gathering services in the future (the “Second Phase Midstream Services Agreement”). The resolution of this contingency is dependent upon, among other things, gas production levels from the initial phase gas gathering system for our Buckskin Mesa Project over the next 12 to 18 months, and other factors as determined by both parties. Should we fail to execute a mutually agreeable long-term contract, CCES has the right to invoice us for their incurred costs and demand repayment within 20 days of our receipt of the Demand Invoice. To secure our Guarantee, we have executed a Promissory Note for an amount up to $11.5 million, secured by second deeds of trust on our Colorado properties that were recorded in the second quarter. The amount of the Guarantee is variable, based upon the underlying incurred costs by CCES as defined in the CCES Agreements, and aggregated $2.4 million as of March 31, 2008.

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

Waiver and Amendment

In April and May 2008, we entered into a Waiver and Amendment Agreement (the “Waiver”) with all of the holders of our Series A 8.5% convertible debentures (see Note 9). The Waiver provides the following:

•	We agree to pay the interest installments due January 1, 2008 and April 1, 2008 (both currently unpaid) by September 30, 2008, together with late fees of 18% per annum.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated)

•
We agree to issue warrants to purchase common stock, having the same terms as the warrants (see Note 9 ), equal to 4% of the shares each debenture holder (collectively, the “investors”) is entitled to under the debentures.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, accompanying notes and Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as well as our unaudited consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-Q/A.

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

Results of Operations

The following summarizes our results of operations for the three- and six-month periods ended March 31, 2008 and 2007:

	Three months ended March 31, 2008	Three months ended March 31, 2007	Six months ended March 31, 2008	Six months ended March 31, 2007
	(restated, $ in thousands)

Total Revenue	$646	$989	$1,153	$1,438
Costs and Expenses
Lease operating expenses	140	224	240	386
General and administrative	2,469	4,405	4,787	8,076
Project development — related party	—	—	—	1,815
Impairment of oil and gas properties	—	3,800	—	8,951
Depreciation, depletion, amortization and accretion	221	827	483	1,213
Total operating expenses	2,830	9,256	5,510	20,441
Loss From Operations	(2,184)	(8,267)	(4,357)	(19,003)
Other Income (Expense)
Loss on conveyance of property	—	—	(11,875)	—
Gain on foreign exchange	11	—	11	—
Interest income	2	6	27	14
Interest expense	(2,574)	(2,004)	(5,359)	(1,831)
Loss on sale of securities	(2,987)	—	(2,987)	—
Total other expense	(5,548)	(1,998)	(20,183)	(1,817)
Net Loss	$(7,732)	$(10,265)	$(24,540)	$(20,820)
Net loss per common share — basic and diluted	$(0.02)	$(0.05)	$(0.08)	$(0.09)
Weighted average number of common shares outstanding — basic and diluted	316,978	222,562	312,610	221,245

Revenue.  During the quarter ended March 31, 2008, total revenue declined $0.3 million to approximately $0.7 million, led by a decline in oil and gas revenue of $0.5 million as a result of natural production decline in the wells and to ownership interests in fewer producing wells. This decline was offset by $0.2 million in other revenue, which represent certain services we have provided to Pearl Exploration and Production Ltd. during the quarter, as well as increases in commodity prices.

For the six months ended March 31, 2008, revenue declined $0.3 million to approximately $1.1 million, led by a decline of $0.4 million in oil and gas revenue, as a result of the same factors discussed above.

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

General and Administrative. During the three months ended March 31, 2008, general and administrative expenses were $1.9 million or 44% lower than in the same period of 2007. The following table highlights the changes:
	Three months ended
	2008	2007	Change
	($ in thousands)
Personnel and contract services	909	1,146	(237)
Legal	140	432	(292)
Stock-based compensation	599	2,056	(1,457)
Travel	22	313	(291)
Other	799	458	341
Total	$2,469	$4,405	$(1,936)

Overall, the decrease of $1.9 million in general and administrative expense from the three months ended March 31, 2007 to the three months ended March 31, 2008, is primarily due to a $1.5 million decrease in stock-based compensation expense, a decrease in legal expenses of $0.3 million, and a decrease in travel of $0.3 million, partially offset by an increase in other general and administrative expenses of $0.3 million.

	Six months ended
	2008	2007	Change
	($ in thousands)
Personnel and contract services	1,793	1,830	(37)
Legal	392	621	(229)
Stock-based compensation	1,073	3,617	(2,544)
Travel	73	779	(706)
Other	1,456	1,229	227
Total	$4,787	$8,076	$(3,289)

Overall, the decrease of $3.3 million in general and administrative expense from the six-months ended March 31, 2007 to the six months ended March 31, 2008, is primarily due to a $2.5 million decrease in stock-based compensation expense, a decrease in travel expense of $0.7 million, and a decrease in legal expense of $0.2 million partially offset by an increase of $0.2 million in other general and administrative expenses.

Project Development Costs — Related Party. Project development costs of $1.8 million incurred during the six months ended March 31, 2007 relate to development costs we paid to MAB under the Development Agreement (described more fully in Note 4 to the financial statements in Item 1). We no longer pay project development costs to MAB as a result of the restructuring of our agreements with MAB effective January 1, 2007.

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

Depreciation, Depletion, Amortization and Accretion. During the quarter and six months ended March 31, 2008, depreciation, depletion, amortization and accretion declined $0.6 million and $0.7 million, respectively. These decreases were due to adjustments in the previous year to proved reserves. During the fourth quarter of the prior year, our proved reserves were estimated by an independent reservoir engineer. We estimated that, had those reserves been obtained during previous quarters, depreciation, depletion and amortization would have increased by $0.7 million and $1.0 million during the three and six-month periods ended March 31, 2007. The effect of this adjustment did not impact on our net loss for the year as such adjustments were ultimate reflected in impairment of oil and gas properties in the consolidated statements of operations.

Loss on conveyance of property.  During the three-month period ended March 31, 2008, there were no losses from property conveyances.  On November 2, 2007, we closed the sale of substantially all of our interest in Heavy Oil Assets in Montana to Pearl Exploration and Production Ltd. (“Pearl”), an unrelated third party, for total consideration of up to $30.0 million.  Prior to this sale, we had engaged in a lengthy sales process and turned down numerous offers from other parties for the property.  We felt that Pearl’s offer was within the range of valuation we considered to be reasonable for this property.  In evaluating the impact on our full cost pool, we applied the guidance of Regulation S-X Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975 (“Rule 4-10”).  Pursuant to Rule 4-10, the sale of these properties resulted in a significant alteration in the reserves on our properties and therefore, we had to evaluate the properties for a loss on the transaction.  Accordingly, the net book value of our properties was allocated on the same ratio of reserves between the sold properties and those that we retained, resulting in a loss on the conveyance of these properties of $11.9 million during the period ended December 31, 2007.

Interest Expense. Interest expense increased $0.6 million and $3.5 million during the second fiscal quarter and six months ended March 31, 2008 compared to the same periods in the previous fiscal year ($ in thousands) .

	Three Months ended March 31, 2008	Six Months ended March 31, 2008
	(restated)
Interest expense related to credit facility, convertible notes and other notes	$1,354	$2,770
Amortization of debt discounts, deferred financing costs and accretion	885	2,200
Interest on vendor obligations and other	335	389
Total interest expense	$2,574	$5,359

This increase is attributable to two primary factors as follows:

(i)	higher interest expense associated with increased borrowings under our Global Credit Facility, and our Convertible Debentures; and

(ii)	higher rates due to our default on certain of our borrowing agreements.

Loss on sale of marketable securities. In connection with the sale of certain of our properties to Pearl Exploration and Production Ltd (“Pearl”), we received a portion of the total purchase price in Pearl common stock. The value of these shares declined significantly from the date of the transaction until we sold the shares in March 2008. As a result, we recognized losses associated with these securities of $3.0 million during the three month period ended March 31, 2008. We did not have trading securities during the comparable period of the previous year.

Net Loss. Net loss for the quarter ended March 31, 2008 was $7.7 million compared to a loss of $10.3 million during the same period in the previous fiscal year. This $2.6 million change was primarily the result of a $3.8 million impairment charge recorded in the previous year quarter versus no impairment in the current year quarter. Excluding this impairment, net loss changed $1.3 million, primarily as a result of the realized loss on the sale of marketable securities of $3.0 million, and higher interest expense, partially offset by lower general and administrative expenses and depreciation, depletion, amortization and accretion costs in the three months ended March 31, 2008 compared to the same period in the previous year, as described above.

Net loss for the six months ended March 31, 2008 was $24.5 million compared to a loss of $20.8 million during the last fiscal year. This $3.7 million increase was primarily due to the loss on conveyance of properties of $11.9 million, the realized loss on the sale of marketable securities of $3.0 million, and higher interest expense, offset by lower impairment of $9.0 million, lower property development expenses of $1.8 million, and lower general and administrative and depreciation, depletion, amortization and accretion costs in the current year when compared with the same six months of the previous fiscal year, as described above.

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

For the six months ended March 31, 2008, net loss per common share was ($0.08) per share compared to a net loss of ($0.09 ) per share in the same period of the previous year. This change was driven by a higher share base, as described above.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2007, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of $97.2 million for the period from inception (June 20, 2005) to March 31, 2008. Likewise, as of March 31, 2008, we had a working capital deficit of approximately $ 39.3  million, are in default on certain obligations, are not in compliance with the covenants of several loan agreements, and require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations. We have also had multiple property liens and foreclosure actions filed by vendors, some of whom have begun foreclosure proceedings, and have significant capital expenditure commitments. Our ability to establish ourselves as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

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

As of March 31, 2008, we had a working capital deficit of $39.3 million and cash of $1.6 million. As of September 30, 2007, we had a working capital deficit of $37.9 million and cash of $0.1 million. The changes in working capital are primarily attributable to the factors described above. We expect that our future working capital will be affected by these same factors.

In November 2007, we raised approximately $6.3 million through the sale of convertible debentures and $0.8 million through the pledge of our investment in Pearl shares. During the remainder of fiscal year 2008, we have sold working interests in some of our properties and we may complete additional private placements of debt or equity to raise cash to meet our working capital needs. A significant amount of additional capital is needed to fund our proposed drilling program for 2008. See "Plan of Operation" above.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the six months ended March 31, 2008 and 2007 were as follows ($ in thousands) :

	Six months ended March 31,
	2008	2007
	(restated)
Net cash used in operating activities	$(4,062)	$(6,712)
Net cash provided by (used in) investing activities	$1,107	$(17,291)
Net cash provided by financing activities	$4,427	$15,073

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities for the six months ended March 31, 2008 was primarily from cash received for the sale of oil and gas properties of $7.5 million and the sale of trading securities of $2.5 million offset by cash used for additions to oil and gas properties of $8.7 million. Net cash used in investing activities for the six months ended March 31, 2007 was primarily used for joint interest billings in the amount of $10.6 million, additions to oil and gas properties in the amount of $4.0 million and deposits on oil and gas property acquisitions of $2.2 million.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the six months ended March 31, 2008 was primarily comprised of borrowings of $9.6 million, net of repayments of debt in the amount of $5.2 million. Net cash provided by financing activities for the six months ended March 31, 2007 was comprised of proceeds from promissory notes from Global and proceeds from the sale of units in our private placement shares for gross proceeds of $5.1 million. This was partially offset by payments to related parties of $0.5 million.

Capital Requirements. We currently anticipate our capital budget for the year ending September 30, 2008 to be approximately $44 million. Uses of cash for 2008 will be primarily for our drilling program in the Piceance Basin and in Australia. Properties in the Piceance II area are expected to be sold in the third quarter 2008. Pursuant to the terms and conditions of the Laramie deal, drilling commitments for Piceance II will be terminated effective the closing date. Capital allocated to the Piceance II area are to be redeployed to the Buckskin Mesa project. The following table summarizes our drilling commitments for fiscal year 2008 ($ in thousands):

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

Development Stage Company. We had not commenced principal operations or earned significant revenue as of March 31, 2008, and we are considered a development stage entity for financial reporting purposes. During the period from inception to March 31, 2008, we incurred a cumulative net loss of $97.2 million. We have raised approximately $100.7 million through borrowing and the sale of convertible notes and common stock from inception through March 31, 2008. In order to fund our planned exploration and development of oil and gas properties, we will require significant additional funding.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements.

Critical Accounting Estimates

In preparing our consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must undertake decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions upon which accounting estimates are based. Management applies its best judgment based on its understanding and analysis of the relevant circumstances to reach these decisions. By their nature, these judgments are subject to an inherent degree of uncertainty. Accordingly, actual results may vary significantly from the estimates we have applied.

Our critical accounting estimates are consistent with those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007. Please refer to Item 7, Management’s Discussion and Analysis of Financial

Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended September 30, 2007, for a complete description of our Critical Accounting Estimates.

ITEM 4T. CONTROLS AND PROCEDURES

NOTE:  The following disclosure was contained in our Form 10-Q originally filed on May 15, 2008.

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

Notwithstanding the existence of these material weaknesses in internal control, we believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheet as of March 31, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three and six month periods ended March 31, 2008 in conformity with GAAP.

Readers are urged to review the disclosure contained in Item 9A(T) of our Form 10-K for the fiscal year ended September 30, 2008 filed on January 13, 2009.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of March 31, 2008, we were a party to the following legal proceedings, which are described more fully in Part I - Item 1 - Note 12 Commitments and Contingencies in this Form 10- Q/A :

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

Pursuant to the terms of a pending sale of property to Laramie Energy, II, LLC,  items 1 and 3 above must be resolved in order to consummate the sale. We currently estimate it will cost approximately $20 million, excluding related legal fees, to resolve those items. The terms of the pending property sale are more fully described in Part I – Item 1 – Note 13 Subsequent Events in this Form 10- Q/A .

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