Form 10-Q/A
period 2008-06-30
PetroHunter Energy Corp
filed 2009-01-23
CIK 1298824

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

EXPLANATORY NOTE

Unless otherwise noted in this report, any description of “us” or “we” refers to PetroHunter Energy Corporation and our subsidiaries. All amounts expressed herein are in U.S. dollars unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q/A constitute “forward-looking statements.” These statements, identified by words such as “plan,”  “anticipate,”  “believe,”  “estimate,”  “should,”  “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. All forward-looking statements herein as well as all subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by cautionary statements set forth in the “Risk Factors” section of our Prospectus on Form S-1 filed with the Securities and Exchange Commission (“SEC”) on June 30, 2008 and in Item 1A “Risk Factors” appearing in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise. We advise you to carefully review the reports and documents we file from time to time with the SEC.

EXPLANATORY NOTE REGARDING RESTATEMENTS

This Quarterly Report on Form 10-Q/A for the three and nine month periods ended June 30, 2008 includes restatements of the previously filed consolidated financial statements and data (and related disclosures) for the period ended June 30, 2008.  A summary of these restatements and corrections are discussed in Note 2, Restatement of Previously Issued Financial Statements, included in the accompanying consolidated financial statements for the period ended June 30, 2008.  These corrections are also discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We previously announced, in a Form 8-K filed with the SEC on November 20, 2008 that we would restate our previously reported financial statements as originally filed with the SEC on August 13, 2008, as a result of the discovery of several significant errors by management during its year-end review, and in conjunction with the annual audit.  The information contained in this Quarterly Report on form 10-Q/A amends only Items 1, 2 and 4 of Part I to the originally filed Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008 (the “Original Report”).

This Quarterly Report on Form 10-Q/A does not reflect all events occurring after the original filing of the Original Report or modify or update all the disclosures affected by subsequent events.  Information not modified or updated herein reflects the disclosures made at the time of the filing of the Original Report on August 13, 2008.  Accordingly, this Form 10-Q/A should be read in conjunction with all of our periodic filings, including our amended filings on Form 10-Q/A in relation to the three month period ended December 31, 2007, and in relation to the three and six month period ended March 31, 2008, filed with the SEC in conjunction with the filing of this report.

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

PETROHUNTER ENERGY CORPORATION

FORM 10-Q/A

FOR THE NINE-MONTH PERIOD ENDED
JUNE 30, 2008
(RESTATED)

PART I. FINANCIAL INFORMATION
PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	September 30, 2007
	(restated) (unaudited)
	($ in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$695	$120
Restricted cash	531	—
Receivables
Oil and gas receivables, net	380	487
Other receivables	62	59
GST receivables	485	—
Due from related parties	—	500
Note receivable — related party	—	2,494
Prepaid expenses and other assets	406	187
Total Current Assets	2,559	3,847

Property and Equipment, at cost
Oil and gas properties under full cost method, net	145,082	162,843
Furniture and equipment, net	792	569
Total Property and Equipment	145,874	163,412
Other Assets
Joint interest billings	—	13,637
Restricted cash	524	599
Deposits and other assets	130	—
Deferred financing costs	1,678	529
Intangible asset	3,532	—
Total Assets	$154,297	$182,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$10,172	$26,631
Notes payable — short-term	1,055	4,667
Convertible notes payable	400	400
Note payable — related party — current portion	2,622	3,755
Note payable — current portion of long-term liabilities	120	120
Accrued interest payable	5,960	2,399
Accrued interest payable — related party	18	516
Due to shareholder and related parties	440	1,474
Contract payable — oil and gas properties	—	1,750
Contingent purchase obligation	3,532	—
Total Current Liabilities	24,319	41,712

Non-current obligations
Notes payable — net of discount	37,207	27,944
Subordinated notes payable — related parties	106	9,050
Convertible notes payable — net of discount	240	—
Asset retirement obligation	73	136
Net Non-current Obligations	37,626	37,130

Total Liabilities	61,945	78,842

Common Stock Subscribed	—	2,858
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; 338,065,950 and 278,948,841 shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively	338	279
Additional paid-in-capital	203,362	172,672
Accumulated other comprehensive gain (loss)	33	(5)
Deficit accumulated during the development stage	(111,381)	(72,622)
Total Stockholders’ Equity	92,352	100,324
Total Liabilities and Stockholders’ Equity	$154,297	$182,024
See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2008	Three months ended June 30, 2007	Nine months ended June 30, 2008	Nine months ended June 30, 2007	Cumulative From Inception (June 20, 2005) to June 30, 2008
	(unaudited, restated, $ in thousands except per share amounts)
Revenues
Oil and gas revenues	$567	$847	$1,570	$2,285	$4,426
Other revenues	6	—	156	—	156
Total revenues	573	847	1,726	2,285	4,582

Costs and Expenses
Lease operating expenses	164	211	404	597	1,201
General and administrative	2,511	5,470	7,298	13,546	40,246
Project development — related party	—	—	—	1,815	7,205
Impairment of oil and gas properties	—	600	—	9,551	24,053
Depreciation, depletion, amortization and accretion	337	805	820	2,018	2,138
Total operating expenses	3,012	7,086	8,522	27,527	74,843

Loss from operations	(2,439)	(6,239)	(6,796)	(25,242)	(70,261)
Other Income (Expense):
Loss from conveyance of property	(8,593)	—	(20,468)	—	(20,468)
Gain on foreign exchange	—	—	11	—	34
Interest income	6	6	33	20	71
Interest expense	(3,193)	(846)	(8,552)	(2,677)	(17,770)
Loss on sale of securities	—	—	(2,987)	—	(2,987)
Total other expense	(11,780)	(840)	(31,963)	(2,657)	(41,120)
Net Loss	$(14,219)	$(7,079)	$(38,759)	$(27,899)	$(111,381)
Net loss per common share — basic and diluted	$(0.04)	$(0.03)	$(0.12)	$(0.13)
Weighted average number of common shares outstanding — basic and diluted	324,147	256,906	317,811	221,802

See accompanying notes to consolidated financial statements

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(unaudited, $ in thousands except share and per share amounts)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Accumulated Other Compre- hensive	Total Stockholders’	Total Compre- hensive
	Shares	Amount	Capital	Stage	Loss	Equity	Loss
Balances, June 20, 2005 (inception)	—	$—	$—	$—	$—	$—	$—
Shares issued to founder at $0.001 per share	100,000,000	100	—	—	—	100	—
Stock-based compensation costs for options granted to non- employees	—	—	823	—	—	823	—
Net loss	—	—	—	(2,119)	—	(2,119)	(2,119)
Balances, September 30, 2005	100,000,000	100	823	(2,119)	—	(1,196)	(2,119)
Shares issued for property interests at $0.50 per share	3,000,000	3	1,497	—	—	1,500	—
Shares issued for finder’s fee on property at $0.50 per share	3,400,000	3	1,697	—	—	1,700	—
Shares issued upon conversion of debt, at $0.50 per share	44,063,334	44	21,988	—	—	22,032	—
Shares issued for commission on convertible debt at $0.50 per share	2,845,400	3	1,420	—	—	1,423	—
Sale of shares and warrants at $1.00 per unit	35,442,500	35	35,407	—	—	35,442	—
Shares issued for commission on sale of units	1,477,500	1	1,476	—	—	1,477	—
Costs of stock offering:
Cash	—	—	(1,638)	—	—	(1,638)	—
Shares issued for commission at $1.00 per share	—	—	(1,478)	—	—	(1,478)	—
Exercise of warrants	1,000,000	1	999	—	—	1,000	—
Recapitalization of shares issued upon merger	28,700,000	30	(436)	—	—	(406)	—
Stock-based compensation	—	—	9,189	—	—	9,189	—
Net loss	—	—	—	(20,692)	—	(20,692)	(20,692)
Balances, September 30, 2006	219,928,734	220	70,944	(22,811)	—	48,353	(20,692)
Shares issued for property interests at $1.62 per share	50,000,000	50	80,950	—	—	81,000	—
Shares issued for property interests at $1.49 per share	256,000	—	382	—	—	382	—

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Accumulated Other Compre- hensive	Total Stockholders’	Total Compre- hensive
	Shares	Amount	Capital	Stage	Loss	Equity	Loss
Shares issued for commission costs on property at $1.65 per share	121,250	—	200	—	—	200	—
Shares issued for finance costs on property at $0.70 per share	642,857	1	449	—	—	450	—
Shares issued for property and finance interests at various costs per share	8,000,000	8	6,905	—	—	6,913	—
Foreign currency translation adjustment	—	—	—	—	(5)	(5)	(5)
Discount on notes payable	—	—	4,670	—	—	4,670	—
Stock-based compensation	—	—	8,172	—	—	8,172	—
Net loss	—	—	—	(49,811)	—	(49,811)	(49,811)
Balances, September 30, 2007	278,948,841	279	172,672	(72,622)	(5)	100,324	(49,816)
Shares issued for property interests at $0.31 per share – related party	25,000,000	25	7,725	—	—	7,750	—
Shares issued in connection with debt conversion at $0.23 per share – related party	16,000,000	16	3,664	—	—	3,680	—
Shares issued for property interest at $0.25 per share	5,000,000	5	1,245	—	—	1,250	—
Shares returned for property conveyance at prices ranging from $0.22 per share (restated)	(6,400,000)	(6)	(1,402)	—	—	(1,408)	—
Shares issued for finance costs at $0.28 per share	200,000	—	56	—	—	56	—
Shares issued for vendor settlements at $0.20 per share (restated)	16,879,219	17	3,359	—	—	3,376	—
Shares issued for finance costs at $0.20 per share (restated)	2,037,890	2	365	—	—	367	—
Shares issued for option to purchase CCES	400,000	—	80	—	—	80	—
Discounts associated with beneficial conversion feature and detachable warrants on convertible debenture issuance	—	—	6,956	—	—	6,956	—
Warrant value associated with amendment and waiver on convertible debt (restated)	—	—	332	—	—	332	—
Warrants in connection with debt offering (restated)	—	—	21	—	—	21	—
Warrant value associated with debt conversion – related party (restated)	—	—	1,841	—	—	1,841	—
Debt conversion – related party (restated)	—	—	2,704	—	—	2,704	—
Warrants issued as origination fees for debt offering	—	—	1,895	—	—	1,895	—
Discount on notes payable	—	—	336	—	—	336	—
Foreign currency translation adjustment	—	—	—	—	38	38	38
Stock-based compensation, (restated)	—	—	1,513	—	—	1,513	—
Net loss (restated)	—	—	—	(38,759)	—	(38,759)	(38,759)
Balances, June 30, 2008, restated	338,065,950	$338	$203,362	$(111,381)	$33	$92,352	$(38,721)

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30, 2008	Nine months ended June 30, 2007	Cumulative From Inception (June 20, 2005) to June 30, 2008
	(unaudited, restated, $ in thousands)
Cash flows from operating activities
Net loss	$(38,759)	$(27,899)	$(111,381)
Adjustments used to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,512	7,305	19,696
Detachable warrants recorded as interest expense	495	—	495
Depreciation, depletion, amortization and accretion	820	2,268	2,138
Impairment of oil and gas properties	—	4,400	24,053
Amortization of deferred financing costs	1,340	1,338	2,963
Amortization of debt discount and beneficial conversion feature	1,783	458	2,819
Loss on marketable securities	2,987	—	2,987
Loss on conveyance of properties	20,468	—	20,468
Other adjustments to reconcile net loss	45	—	122
Changes in assets and liabilities: Receivables	(381)	(894)	(927)
Due from related party	—	848	(500)
Prepaids and other	(349)	(54)	(394)
Accounts payable, accrued expenses, and other liabilities	(11,210)	(2,508)	(6,356)
Due to shareholder and related parties	(967)	1,291	507
Net cash used in operating activities	(22,216)	(13,447)	(43,310)
Cash flows from investing activities
Additions to oil and gas properties	(14,838)	(13,212)	(80,503)
Proceeds from sale of oil and gas properties	26,922	—	26,922
Sale of marketable securities, available for sale	2,541	—	2,541
Due from joint interest owner	—	(16,274)	—
Notes receivable – related party	—	(2,244)	(2,494)
Additions to furniture and equipment	(324)	(260)	(1,011)
Restricted cash	75	475	(1,002)
Net cash provided by (used in) investing activities	14,376	(31,515)	(55,547)
Cash flows from financing activities
Proceeds from the sale of common stock	—	300	35,742
Proceeds from common stock subscribed	—	2,768	2,858
Proceeds from the issuance of notes payable	8,250	31,700	39,800
Borrowing on short-term notes payable	850	—	1,350
Payments on short-term notes payable	(6,088)	—	(6,088)
Payments on related party borrowing	(2,097)	(600)	(2,097)
Proceeds from related party borrowing	1,170	—	1,445
Proceeds from the exercise of warrants	—	—	1,000
Cash received upon recapitalization and merger	—	—	21
Proceeds from issuance of convertible notes	6,330	—	27,162
Offering and financing costs	—	180	(1,638)
Net cash provided by financing activities	8,415	34,348	99,555
Effect of exchange rate changes on cash	—	—	(3)
Net increase (decrease) in cash and cash equivalents	575	(10,614)	695
Cash and cash equivalents, beginning of period	120	10,632	—
Cash and cash equivalents, end of period	$695	$18	$695

Supplemental schedule of cash flow information
Cash paid for interest	$2,227	$1	$3,744
Cash paid for income taxes	$—	$—	$—
See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated )

Note 1 — Organization and Basis of Presentation

We are a development stage global oil and gas exploration and production company committed to acquiring and developing primarily unconventional natural gas and oil prospects that we believe have a high probability of economic success. Since our inception in 2005, our principal business activities have been raising capital through the sale of common stock and convertible notes and acquiring oil and gas properties in the western United States and Australia.  Currently, we own property in Colorado, where we have drilled five wells on our Buckskin Mesa property, and Australia, where we have drilled one well on our property in the Northern Territory, and in Montana, where we hold a land position in the Bear Creek area.  The wells on these properties have not yet commenced oil and gas production. We own working interests in eight additional wells in Colorado which are operated by EnCana Oil & Gas USA (“EnCana”) and are currently producing gas.  In November 2007, we sold 66,000 net acres of land and two wells in Montana and 177,445 acres of land in Utah (see “Heavy Oil” in Note 5 ) and on May 30, 2008, we sold 605 net acres, 16 wells which had been drilled but not completed or connected to a pipeline and rights to participate in an additional 8 wells in the Southern Piceance Basin in Colorado (see Note 13 ).

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
(unaudited, restated )

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

The following errors affected our Original Report for the three and nine month periods ended June 30, 2008:

1.
Detachable Warrants with Convertible Debentures – We corrected an error during our first quarter ended December 31, 2007 in relation to our accounting for the value of detachable warrants that were issued in relation to the issuance of $7.0 million of Convertible Debentures, where we erroneously charged the $2.9 million value of the detachable warrants to interest expense, versus recording the warrant value as a discount against the face value of the Convertible Debentures and amortizing the discount to interest expense over the remaining term of the convertible debentures using the effective interest method.  In our Original Report for the quarter ended June 30, 2008, we disclosed in Notes 7 and 14 that we had corrected the cumulative effect of the error.  In our restatement, we recorded further adjustments during the third quarter ended June 30, 2008 to give proper effect to the correction of the original error in its proper period during the quarter ended December 31, 2007, thereby reversing the correction recorded in our Original Report for the period ended June 30, 2008.

2.
Detachable Warrants with Global Debt Facility – We corrected errors in our accounting for detachable warrants issued in relation to our Global Credit Facility during our first quarter ended December 31, 2007.  First, we inappropriately used a warrant term assumption in our Black-Scholes calculation of fair value that was less than the contractual life of the warrants, which understated the initial value of the warrants by $1.9 million.  Second, we failed to properly record $1.2 million of the total as deferred financing costs associated with the warrants that were issued in connection with securing the Facility.  In our Original Report for the quarter ended June 30, 2008, we disclosed in Notes 7 and 14 that we had corrected the cumulative effect of the error.  In our restatement, we recorded further adjustments during the third quarter ended June 30, 2008 to give proper effect to the correction of the original error in its proper period during the quarter ended December 31, 2007.

3.
Heavy Oil Asset Sale – We corrected several errors in our accounting for the sale of our Heavy Oil Projects during our first quarter ended December 31, 2007.  First, we corrected an error in our accounting for the proceeds from the sale of these assets to Pearl Exploration and Production Ltd., where we erroneously recorded $2.7 million of contingent consideration (in the form of the common stock of the acquirer) relating to the sale of assets that did not ultimately transfer, net of $0.9 million in unrealized losses also recognized in error.  Second, we corrected a $2.4 million error in our accounting for unrealized losses from declines in the market value of the securities received in the transaction, where we erroneously treated the securities as marketable securities, available for sale and recorded an unrealized loss in our statement of operations, versus reflecting the $1.5 million in unrealized losses (net of the $0.9 million excess discussed above) as a charge to other comprehensive income.  Finally, we determined we should have recorded a $11.9 million loss on conveyance on the transaction, based on the relationship of the fair value of the Heavy Oil Projects, versus what was recorded in our full cost pool.  We recorded further corrections during the third quarter ended June 30, 2008 to give proper effect to our oil and gas property accounts and our accumulated deficit in relation to the loss on conveyance.

4.
Loss on Conveyance – As a result of adjustments to our oil and gas property accounts we recorded in our first quarter ended December 31, 2007 and in our second quarter ended March 31, 2008, we recalculated

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated )

our loss on conveyance during the third quarter ended June 30, 2008 in relation to the sale of our Piceance II Prospect Assets to Laramie Energy II, LLC.  In our Original Report, we recorded a loss on conveyance of $15.2 million in relation to this transaction.  We reduced this loss to $8.6 million as a result of the cumulative effect of our restatement adjustments, that we recorded in the first two quarters, including the loss on conveyance we recorded in relation to our Heavy Oil Asset sale noted above.

5.
Contingent Purchase Obligation – During our first quarter ended December 31, 2007, we corrected an error in our accounting for a financial guarantee in relation to capital costs incurred by a third party in conjunction with the construction of a gas gathering system and the provision of gas gathering services for our Buckskin Mesa Project, and recorded a $2.0 million intangible asset and contingent purchase obligation to reflect the fair value of this guarantee.  We recorded further corrections during the third quarter ended June 30, 2008 to properly reflect the value the guarantee as of that date.

6.
Interest Expense – During our third quarter ended June 30, 2008, we corrected two $0.3 million, offsetting errors in our accounting for interest expense, resulting from errors in overstating our accrued interest and deferred financing cost accounts.

7.
Maralex Transaction – During the first quarter ended December 31, 2007, we corrected an error in our accounting for the value of 6.4 million shares of our common stock that we reacquired during the quarter ended December 31, 2007.  The shares were originally issued during our year ended September 30, 2007 in relation to the acquisition of certain properties (our “Sugarloaf Project”) and the incurrence of penalties on a series of payment defaults on our contract.  The correction of this error resulted in a $4.1 million increase in our oil and gas property accounts, with a corresponding increase in additional paid in capital.  We recorded further corrections to our oil and gas property accounts and additional paid in capital during the third quarter ended June 30, 2008 to give proper effect to the correction of this error on our balance sheet.

8.
Other Errors – We corrected several other errors that were individually insignificant and primarily related to the timing of the recognition of costs and expenses in our statement of operations during our year ending September 30, 2008 and the proper classification of certain of our debt obligations.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated )
Balance Sheet Effects of Restatements

The following table sets forth the unaudited condensed consolidated balance sheet, showing previously reported amounts, adjustments resulting from the correction of errors and reclassifications, and restated balances as of June 30, 2008 (in thousands):

	June 30, 2008
	As previously reported	Net Adjustments	As restated

Current Assets
Cash and cash equivalents	$695	$-	$695
Receivables	827	100	927
Other current assets	937	-	937
Total Current Assets	2,459	100	2,559

Property and Equipment, at cost and Other Assets
Oil and gas properties under full cost method, net	146,184	(1,102)	145,082
Intangible asset	4,142	(610)	3,532
Deferred financing costs	1,657	21	1,678
Other assets	1,076	370	1,446
Total Assets	$155,518	$(1,221)	$154,297

Current Liabilities
Accounts payable and accrued expenses	$9,873	$299	$10,172
Due to shareholders and related parties	440	-	440
Notes and interest payable	7,877	(342)	7,535
Notes and interest payable, related parties	2,640	-	2,640
Contingent purchase obligation	4,142	(610)	3,532
Total Current Liabilities	24,972	(653)	24,319

Non-Current Obligations
Notes payable, net	37,207	-	37,207
Convertible notes payable, net	684	(444)	240
Subordinated notes payable, related parties	106	-	106
Asset retirement obligation	73	-	73
Net Non-Current Obligations	38,070	(444)	37,626

Total Liabilities	63,042	(1,097)	61,945

Stockholders' Equity
Common stock	338	-	338
Additional paid-in-capital	199,968	3,394	203,362
Accumulated other comprehensive gain	33	-	33
Deficit accumulated during the development stage	(107,863)	(3,518)	(111,381)
Total Stockholders' Equity	92,476	(124)	92,352

Total Liabilities and Stockholders' Equity	$155,518	$(1,221)	$154,297

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated )

Statement of Operations Effects of Restatements

The following table presents our unaudited condensed consolidated statement of operations, showing previously reported amounts, adjustments resulting from the correction of errors, and restated balances for the three and nine month periods ended June 30, 2008 (in thousands, except share data):

	For the three months ended June 30, 2008			For the nine months ended June 30, 2008
	As previously reported	Net Adjustments	As restated	As previously reported	Net Adjustments	As restated

Total Revenue	$580	$(7)	$573	$1,571	$155	$1,726

Costs and Expenses:
General and administrative	2,554	(43)	2,511	8,245	(947)	7,298
Other operating expenses	498	3	501	1,178	46	1,224
Total Operating Expenses	3,052	(40)	3,012	9,423	(901)	8,522

Loss From Operations	(2,472)	33	(2,439)	(7,852)	1,056	(6,796)

Other Income (Expense):
Loss on conveyance of properties	(15,220)	6,627	(8,593)	(15,220)	(5,248)	(20,468)
Interest expense	(1,801)	(1,392)	(3,193)	(9,226)	674	(8,552)
Loss on marketable securities	-	-	-	(2,987)	-	(2,987)
Other, net	6	-	6	44	-	44
Total Other Expense	(17,015)	5,235	(11,780)	(27,389)	(4,574)	(31,963)

NET LOSS	$(19,487)	$5,268	$(14,219)	$(35,241)	$(3,518)	$(38,759)

Net Loss Per share	$(0.06)	$0.02	$(0.04)	$(0.11)	$(0.01)	$(0.12)
Weighted Average Number of Shares Outstanding - Basic and Diluted	324,147	-	324,147	317,811	-	317,811

Statement of Cash Flows Effects of Restatements

The following table presents selected unaudited condensed consolidated statement of cash flows information, showing previously reported amounts, adjustments resulting from the correction of errors and reclassifications, and restated balances for the nine months ended June 30, 2008 (in thousands):

	For the nine months ended June 30, 2008
	As previously reported	Net Adjustsments	As restated

Net cash used in operating activities	$(16,887)	$(5,329)	$(22,216)
Net cash provided by investing activities	9,430	4,946	14,376
Net cash provided by financing activities	8,067	348	8,415
Effect of exchange rate changes on cash	(35)	35	-
Increase in cash and cash equivalents	575	-	575

Cash and cash equivalents beginning of year	120	-	120

Cash and cash equivalents end of period	$695	$-	$695

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated )

Note 3 — Summary of Significant Accounting Policies

Basis of Accounting. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying statements of operations, we have incurred a cumulative loss in the amount of $111.4 million for the period from inception (June 20, 2005) to June 30, 2008, have a working capital deficit of approximately $21.8 million as of June 30, 2008, and were not in compliance with the covenants of several loan agreements. As of June 30, 2008, we have earned oil and gas revenue from our initial operating wells, but will require significant additional funding to sustain operations and satisfy contractual obligations for planned oil and gas exploration, development and operations in the future. These factors, among others, may indicate that we may be unable to continue in existence. Our financial statements do not include adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to establish ourselves as a going concern is dependent upon our ability to obtain additional financing to fund planned operations and to ultimately achieve profitable operations. Management believes that we can be successful in obtaining equity and/or debt financing and/or sell interests in some of our properties, which will enable us to continue in existence and establish ourselves as a going concern. We have raised approximately $107.7 million through June 30, 2008 through issuances of common stock and convertible and other debt.

For the three and nine month periods ending June 30, 2008 and 2007, the consolidated financial statements include the accounts of PetroHunter and our wholly-owned subsidiaries. For the period from June 20, 2005 through September 30, 2005, the consolidated financial statements include only the accounts of GSL. All significant intercompany transactions have been eliminated upon consolidation.

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
(unaudited, restated )

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

Joint Interest Billings. Joint interest billings represents our working interest partners’ share of costs that we paid, on their behalf, to drill certain wells. During the first quarter of 2008, we entered into a transaction whereby we increased our interest in 14 wells to 100% (see Note 5 , Oil and Gas Properties) and we therefore reclassified $12.6 million of costs related to those wells from Joint interest billings to Oil and Gas Properties. In May 2008, we sold the remaining wells for which we had joint billing arrangements as part of the Laramie transaction, as described further in Note 13 .

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

Guarantees.  As part of a Gas Gathering Agreement we have with CCES Piceance Partners1, LLC (“CCES”), we have guaranteed that, should there be a mutual failure to execute a formal agreement for long-term gas gathering services in the future, we will repay CCES for certain costs they have incurred in relation to the development of a gas gathering system and repurchase certain gas gathering assets we sold to CCES.  We have accounted for this guarantee using Financial Accounting Standards Board (“FASB”) Interpretation No. 45 as amended, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which requires us to recognize a liability for the obligations undertaken upon issuing the guarantee in order to have a more representationally faithful depiction of the guarantor’s assets and liabilities.  Accordingly, we have recognized a $3.5 million contingent purchase obligation on our balance sheet.  See further explanation at Note 14 .

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
(unaudited, restated )

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

Loss per Common Share. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Convertible equity instruments such as stock options and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti-dilutive. The dilutive weighted-average number of common shares outstanding excluding potential common shares from; stock options, warrants and convertible debt of 175,456 and 61,553 respectively for the periods ended June 30, 2008 and 2007.

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
(unaudited, restated )
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

Supplemental Cash Flow Information. Supplement cash flow information for the nine months ended June 30, 2008 and 2007, respectively, and cumulative from inception (June 2005) is as follows:

	Nine Months Ended June 30, 2008	Nine Months Ended June, 30 2007	Cumulative From Inception (June 20, 2005) to June 30, 2008
	(restated, $ in thousands)
Supplemental disclosures of non-cash investing and financing activities
Shares issued for expenditures advanced	$—	$—	$100
Contracts for oil and gas properties	$(1,500)	$2,900	$12,024
Shares issued for debt conversion	$6,384	$—	$28,416
Shares issued for commissions on offerings	$56	$200	$2,956
Shares issued for property	$9,000	$81,275	$90,000
Shares returned on property conveyance	$(1,408)	$—	$(1,408)
Shares issued for vendor settlements	$3,376	$—	$3,376
Shares issued for property and finder’s fee on property	$367	$—	$10,011
Non-cash uses of notes payable, accounts payable and accrued liabilities	$—	$—	$26,313
Convertible debt issued for property	$—	$—	$1,200
Common stock issuable	$—	$4,510	$—
Discount associated with beneficial conversion feature and detachable warrants	$6,956	$—	$6,956
Common stock subscription converted to notes and convertible debentures	$2,858	$—	$2,858
Marketable securities received from sale of oil and gas properties	$5,529	$—	$5,529
Acquisition of oil and gas properties by exchange of joint interest billing, oil and gas receivables and accounts payable	$12,707	$—	$12,707
Warrants issued for debt	$4,093	$3,952	$8,763

Note 4 — Agreements with MAB Resources LLC

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
(unaudited, restated )

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
(unaudited, restated )

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

Note 5 — Oil and Gas Properties

Oil and gas prope rties consisted of the following:	June 30, 2008 (restated)	September 30, 2007
Oil and gas properties, at cost, full cost method	($ in thousands)
Unproved
United States	$80,221	$107,239
Australia	24,787	23,569
Proved – United States	41,772	57,168
Total	146,780	187,976
Less accumulated depreciation, depletion, amortization and impairment	(1,698)	(25,133)
Total	$145,082	$162,843

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

PICEANCE BASIN

Buckskin Mesa Project. As of June 30, 2008, we had drilled five wells, with two wells having been completed and shut-in, awaiting installation of the gathering system, and the remaining 3 wells awaiting completion. We are required to drill 16 wells during the calendar year ending December 31, 2008, three during the first quarter and four during each of the second and third calendar quarters of 2008 and five during the fourth calendar quarter of 2008, under the terms of an agreement between us and a third party assignor, Daniels Petroleum Company (“DPC”). If we do not satisfy these quarterly drilling requirements, our agreement with DPC requires that we pay DPC $0.5 million for each undrilled well on the last day of the applicable quarter.  At the end of the first calendar quarter of 2008, we extended and subsequently exercised our right to pay $0.5 million in penalties for three wells that were required to be drilled that quarter by agreeing to pay the $1.5 million fee, plus a $1.0 million additional penalty. These amounts were paid on April 28, 2008, thereby reducing the total number of wells we are committed to drill for the remainder of calendar year 2008 to 13. Prior to June 30, 2008 (the due date for commencing the next four wells), we determined that we could not obtain the materials necessary to commence such operations by June 30, and we provided written notice of such force majeure condition to DPC.  We were otherwise prepared to comply with all obligations regarding the referenced commitment.  DPC objected to the notice. On June 30, 2008, we filed an action in Denver District Court requesting the court to issue a declaratory judgment concerning this dispute. See Note 12 for further discussion of this case. As of June 30, 2008, we had not recorded a loss with respect to this case as we believe we are in full compliance with our contractual obligations.

On May 30, 2008, we closed the sale of substantially all of our working interest in our Southern Piceance properties in Colorado to Laramie Energy II, LLC ("Laramie"), an unrelated third party, for total net consideration of $18.7 million.  We recognized a loss on the transaction of $8.6 million.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated )

Upon closing, we conveyed 605 net acres of land and 16 wells which had been drilled but not completed or connected to a pipeline to Laramie.  In addition, $0.8 million was held in escrow pending the resolution of a dispute between us and the lessor of certain of the properties that were included in the transaction.  On August 1, 2008, we transferred the $0.8 million in escrow back to Laramie and retained the 435 acres of land relating to the escrow amount, which had no effect on the total net consideration noted above.  See Note 13 for further discussion on this transaction.

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

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated )

HEAVY OIL

Sale of Heavy Oil Projects. On November 6, 2007 and effective October 1, 2007, we sold a majority of our interest in our Heavy Oil Projects, including the West Rozel, Fiddler Creek and Promised Land Projects in Utah and Montana, to Pearl Exploration and Production Ltd. (“Pearl”). We recognized a loss related to this transaction of $11.9 million during the quarter ended December 31, 2007.   The purchase price was a maximum of $30.0 million, payable as follows: (a) $7.5 million in cash at closing; (b) the issuance of up to 2.5 million shares of Pearl equivalent to $10 million (based on a price of $4.00 Canadian dollars per share, as stipulated in the purchase and sale contract), and (c) a performance payment (the “Pearl Performance Payment”) of $12.5 million in cash at such time as either: (i) production from the assets reaches 5,000 barrels per day or (ii) proven reserves from the assets is greater than 50.0 million barrels of oil as certified by a third party reserve engineer. In the event that these targets have not been achieved by September 30, 2010, the Pearl Performance Payment obligation will expire.  As of June 30, 2008, no amounts have been accrued in relation to the Pearl Performance Payment as the triggering events have not yet occurred.  In addition, the number of shares included in (b) above may be reduced by 960,025 shares (valued in the contract at $3.8 million based on a price of $4.00 per share, as above) if a satisfactory agreement is not made between Pearl and the lessor (“ECA”) of certain of the properties within 6 months of the date of closing (that being May 6, 2008).  No such satisfactory agreement was reached between Pearl and ECA and therefore, the total amount conveyed in (b) above was 1,539,975 shares.

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
(unaudited, restated )

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

We continually failed to make payments in accordance with the Agreement and subsequent amendments and as a result, on December 4, 2007, Maralex terminated the Agreement. Pursuant to this termination Maralex returned to us 6.4 million shares of common stock that had been issued to them, and all leases held in escrow related to the Agreement were returned to Maralex. To account for the termination, effective in the current period, we reclassified the balance of the contract payable - oil and gas properties in the amount of $1.5 million to oil and gas properties, recorded the return of the common stock in the amount of $1.4 million as a reduction of oil and gas properties and equity, and reversed the remaining accrued liabilities to oil and gas properties.

Note 8 — Notes Payable

Notes payable are summarized below:
	June 30, 2008 (restated)	September 30, 2007
	($ in thousands)
Notes payable – short-term:
Global Project Finance AG	$850	$500
Vendor	—	4,050
Flatiron Capital Corp.	205	117
Notes payable – short-term	$1,055	$4,667
Convertible notes payable	$400	$400
Notes payable – related party – current portion:
Bruner Family Trust	$2,622	$—
MAB- current portion	—	3,755
Notes payable – related party – current portion	$2,622	$3,755
Subordinated notes payable — related party:
Bruner Family Trust	$106	$275
MAB	—	8,775
Subordinated notes payable — related party	$106	$9,050
Long-term notes payable — net of discount:
Global Project Finance AG	$39,800	$31,550
Vendor	149	250
Less current portion	(120)	(120)
Discount on notes payable	(2,622)	(3,736)
Long-term notes payable — net of discount	$37,207	$27,944
Convertible debt:
Convertible debt	$6,956	$—
Discount on convertible debt	(6,716)	—
Convertible debt — net of discount	$240	$—

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated )

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

Both of the notes described above were classified as Vendor notes in the table above.

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

On June 6, 2008, we entered into another a promissory note with Flatiron Capital for the financing of certain insurance policies in the amount of $0.2 million. The note bears interest at a rate of 4.15% per annum.  We made a down payment of $0.1 million at the inception of the loan.  Monthly payments are due in 11 equal installments commencing in July 2008. The note is unsecured and we are current in our payments

Subordinated Notes Payable-Related Party: MAB Note. Effective January 1, 2007, in conjunction with the Consulting Agreement, we issued a $13.5 million promissory note (the “MAB Note”) as partial consideration for MAB’s assignment of its undivided 50% working interest in certain oil and gas properties (see Note 4 ). The MAB Note bore interest at a rate equal to London InterBank Offered Rate, (“LIBOR”). Monthly payments of principal of $225,000 plus accrued interest were scheduled to begin on January 31, 2007 and were scheduled to end in December 2011. On November 15, 2007, we entered into the Second Amendment under the terms of which the MAB Note was replaced with a new promissory note in the amount of $2.0 million. The note bore interest at an annual rate equal to LIBOR and was due to mature on January 1, 2010.  At June 30, 2008, we had repaid the note in full and applied a $0.1 million overpayment towards the balance of notes outstanding with the Bruner Family Trust, discussed below.

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
(unaudited, restated )

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
(unaudited, restated )

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

As of June 30, 2008, we would have been in default of payments to Global in the amount of $6.1 million, which consists of unpaid interest and fees under the Global Credit Facilities, and we would have been out of compliance with various financial and debt covenants under these Facilities.  However, prior to any such default and non-

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated )

compliance event or condition occurring, Global waived and released PetroHunter from any and all defaults, failures to perform, and any other failures to meet its obligations through July 1, 2009 .

Convertible Notes. On November 13, 2007, we completed the sale of Series A 8.5% Convertible Debentures (the “Debentures”) in the aggregate principal amount of $7.0 million to several accredited investors. The Debentures are due November 2012 and are collateralized by shares in our Australian subsidiary. Debenture holders also received five-year warrants that allow them to purchase a total of 46.4 million shares of common stock at prices ranging from $0.24 to $0.28 per share. In connection with the placement of the Debentures, we paid a placement fee of $0.3 million and issued placement agent warrants entitling the holders to purchase an aggregate of 0.2 million shares at $0.35 per share for a period of five years. Interest payments related to the Debentures accrues at an annual rate of 8.5% and is payable in cash or in shares (at our option) quarterly, beginning upon the successful registration of the warrant shares, as further discussed below. All overdue unpaid interest incurs a late fee of 18% per annum, calculated based on the entire unpaid interest balance. We defaulted on interest payments due January 1, 2008 and April 1, 2008 and as a result, we obtained a waiver and amendment from Debenture holders under which the defaults were waived in consideration for the issuance of warrants and an agreement to pay the interest and related late fees in September 2008.  This waiver and amendment is described more fully below. As of the date of filing, we were in default on our July 1, 2008 scheduled interest payment.

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

A waiver and amendment agreement relating to the above Registration Rights Agreement was signed by all investors in April and May 2008. The agreement is an extension of filing date and effectiveness date to June 30, 2008 and December 31, 2008, respectively. Each purchaser waived (i) our obligation to file a registration statement covering the Registrable Securities by March 4, 2008; (ii) our obligation to have such registration statement declared effective by July 2, 2008, and (iii) any penalties associated with the failure to satisfy such obligations as described above. In addition, each purchaser waived as events of default, our failure to pay the January 1, 2008 and April 1, 2008 interest payments. As consideration for this waiver, we agreed to pay the interest installments due January 1, 2008 and April 1, 2008 by September 30, 2008, together with late fees of 18% per annum.  In addition, warrants to purchase our common stock will be issued in an amount equal to 4% of the warrants each purchaser received with the original agreement. The terms of these warrants mirror the terms given in the original agreement.  Pursuant to this waiver and amendment, we filed a registration statement on June 30, 2008, which is expected to become effective in August 2008.  Further, we recorded $0.3 million in costs related to the warrants issued under the waiver and amendment, which was recorded as a component of interest expense.

The Debentures have a maturity date of five years and are convertible at any time by the holders into shares of our common stock at a price of $0.15 per share, which was determined to be beneficial to the holders on the date of issuance. In accordance with EITF 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Debentures with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain convertible instruments, we recorded an additional discounts to the debentures equal to their full face value at issuance, which are being accreted to interest expense over the term of the notes using the effective interest method.

During the preparation of our financial statements for the third quarter ended June 30, 2008, we noted that as of July 1, 2008, we were still in default of various provisions as set forth in the November 2007 Debenture agreement. In April, May and August 2008 the investors granted waivers for certain provisions for which we were in default.

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated )

Although the waiver granted to us does not cure all of the defaults as of July 1, 2008 we do not believe that the investors will enforce the terms of the Debentures, as the enforcement of the terms is of no economic benefit to either the investors or to us. Accordingly, no adjustments or reclassifications have been recorded by us in our consolidated financial statements as of June 30, 2008 to reflect the defaults, as we feel that the investors will continue to work with us.

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

•	In November, 2007 we issued 16.0 million shares of our common stock at $0.23 per share to a related party in exchange for the reduction of an outstanding note payable balance. (see Note 4)

•	In November, 2007 we issued 5.0 million shares of our common stock at $0.25 per share in conjunction with sale of heavy oil assets.

•	In November, 2007 we issued 0.2 million shares of our common stock at $0.28 per share for transaction finance costs.

•	In April, 2008 we issued 2 million shares of our common stock at $.20 per share for finance costs.

•	In May, 2008 we issued 16.9 million shares of our common stock at $.20 per share for vendor settlements.

•	In May, 2008 we issued .04 million shares of our common stock at $.20 per share in connection with the "Clear Creek" purchase option.

•	In December, 2007 6.4 million shares of our common stock were returned to us at $0.22 per share in connection with a property conveyance.

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

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated )
In November 2007, the Board of Directors again agreed to restructure the offering of the Private Placement and to offer those investors the opportunity to rescind their subscriptions or to participate on the same terms as the Debenture offering, with interest to be paid at 8.5% from the date the original funds were received to the date of the subscription of Debentures (see Note 8 ). Investors who had subscribed in the offering were again offered the opportunity to rescind their subscriptions or to participate in the restructured offering. Three of the original investors opted to participate in the above restructured offering. As a result the balance of outstanding subscriptions plus accrued interest totaling $0.5 million was reclassified from Common Stock Subscribed to Convertible notes payable — net of discount on the consolidated balance sheet.

Warrants

The following stock purchase warrants were outstanding at:

	June 30, 2008 (restated)	September 30, 2007
(warrants in thousands)

Number of warrants	134,826	51,063
Exercise price	$0.22 - $2.10	$0.31 - $2.10
Expiration date	2009 - 2012	2011 - 2012

During the nine months ended June 30, 2008, we completed the sale of Series A 8.5% convertible debentures. Debenture holders received five-year warrants that allow them to purchase a total of 46.4 million shares of common stock at prices ranging from $0.24 to $0.27 per share (see Note 8) . As of June 30, 2008, none of these warrants had been exercised and the total value of these warrants, based on valuation under the Black-Scholes method was $7.4 million. In connection with the placement of the debentures, we paid a placement fee of $0.3 million and issued placement agent warrants entitling the holders to purchase an aggregate of 0.2 million shares at $0.35 per share for a period of five years. These warrants had a total valuation under the Black-Scholes method of $0.0

During the nine months ended June 30, 2008, we entered into the Second Amendment of our consulting agreement with MAB Resources, LLC and issued warrants to acquire 32.0 million shares of our common stock at $0.50 per share (see Note 4). These warrants expire on November 14, 2009 and have a total value, based on the Black-Scholes method of $1.9 million.

During the nine months ended June 30, 2008, we issued 3.3 million warrants in connection with amounts borrowed against our credit facility. These warrants were valued at $.05 million using the Black-Scholes method and expire in May of 2012.

During the nine months ended June 30, 2008, we issued 2.5 million five year warrants in connection with penalties incurred related to defaults on scheduled interest payments on our convertible debt. These warrants were valued at $0.3 million  using the Black-Scholes method and corresponding amounts have been reflected as interest expense for the period.

During the nine months ended June 30, 2008, we recorded $1.9 million in deferred financing costs related to the issuance of 16.6 million warrants in connection with our Global Credit Facility. Amounts recorded as deferred financing costs have been calculated using the Black-Scholes method, the associated warrants will expire in January 2012.

Note 10 — Share-Based Compensation

Stock Option Plan. On August 10, 2005, we adopted the 2005 Stock Option Plan (the “Plan”), as amended. Stock options under the Plan may be granted to key employees, non-employee directors and other key individuals who are committed to our interests. Options may be granted at an exercise price not less than the fair market value of our common stock at the date of grant. Most options have a five year life but may have a life up to 10 years as

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated )

designated by the compensation committee of the Board of Directors (the “Compensation Committee”). Typically, options vest 20% on grant date and 20% each year on the anniversary of the grant date and each vesting schedule is also approved by the Compensation Committee. Most initial grants to Directors vest 50% on grant date and 50% on the one-year anniversary of the initial grant date. Subsequent grants (subsequent to the initial grant) to Directors typically vest 100% at the grant date. In special circumstances, the Board may elect to modify vesting schedules upon the termination of selected employees and contractors. We have reserved 40.0 million shares of common stock for the plan. At June 30, 2008 and September 30, 2007, 9.25 and 15.0 million shares, respectively, remained available for grant pursuant to the stock option plan. During the three and nine months ended June 30, 2008, we granted 0.3 and 8.2 million options under our 2005 stock option plan to directors, employees and consultants performing employee-like services for us. During the three and nine months ended June 30, 2007, we granted 1.2 and 2.2 million options, respectively, under our 2005 stock option plan to directors, employees and consultants.

A summary of the activity under the Plan for the nine months ended June 30, 2008 is presented below:

	Number of Shares	Weighted- Average Exercise Price
	(shares in thousands)

Options outstanding — September 30, 2007	24,965	$1.31
Granted	8,235	0.21
Forfeited	(2,465)	0.22
Options outstanding — June 30, 2008, restated	30,735	0.99
Options exercisable – June 30, 2008	15,599	0.99

Effective October 1, 2006, we adopted the provisions of SFAS 123(R). In accordance with SFAS 123(R) the fair value of each share-based award under all plans is estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table for the three and nine months ended June 30, 2008.

Expected option term — years	1.75 – 3.5
Risk-free interest rate	1.79% - 4.88%
Expected dividend yield	0
Weighted-average volatility	69.9% - 98.56%

Deferred Stock-Based Compensation. We authorized and issued 10.1 million of non-qualified stock options not under the Plan, to employees and non-employee consultants on May 21, 2007. The options were granted at an exercise price of $0.50 per share and vest 60% at grant date and 20% per year at the one and two-year anniversaries of the grant date. These options expire on May 21, 2012.

A summary of the activity for the nine months ended June 30, 2008 for these options is presented below:
	Number of Shares	Weighted- Average Exercise Price
	(shares in thousands)

Options outstanding — September 30, 2007	9,895	$0.50
Granted	—	—
Forfeited	(2,300)	0.50
Options outstanding — June 30, 2008, restated	7,595	0.50
Options exercisable — June 30, 2008, restated	6,076	0.50

Compensation Expense.  Non-cash stock-based compensation expense of $0.4 million and $1.5 million was recognized during the three and nine months ended June 30, 2008. Stock-based compensation expense of $3.4

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated )
million and $7.3 million was recognized during the three and nine months ended June 30, 2007. Stock-based compensation expense is included in general and administrative expenses in the consolidated statements of operations.

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

As of June 30, 2008, we had paid off the $13.5 million promissory note issued pursuant to the agreements with MAB (see Note 8 ). As of September 30, 2007, we owed MAB principal and accrued interest of $13.0 million under the terms of the promissory note.

At June 30, 2008, we had six separate promissory notes with the Bruner Family Trust (see Note 8 ) for an aggregate principal amount of $2.7 million. During the three and nine months ended June 30, 2008, we incurred total interest expense of $0.0 million and $0.1 million, respectively. In June 2008 we offset $0.2 million in receivables from entities controlled by our single largest beneficial shareholder against the balance of these loans pursuant to an agreement between the entities.

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
(unaudited, restated )

the vendor breached the contract. As of June 30, 2008, we were in the final stages of negotiating a written settlement agreement which provides that we will pay 3.5 million Australian dollars as part of the settlement. This amount was accrued and reflected in Accounts payable and accrued expense as of June 30, 2008.
•
on June 30, 2008, we filed an action requesting the court to issue a declaratory judgment regarding the interpretation of certain provisions of a contract between us and DPC. The primary issue in this matter relates to our claim of force majeure relating to certain work commitments under the contract; specifically, that we were unable to meet the drilling commitments required by the contract (described in Note 5 ) due to the current shortage of casing available to domestic drilling operations such as ours. On July 29, 2008, DPC filed a response to our complaint and the case is proceeding in the normal course of litigation. We are vigorously defending our position in this action.

During the third fiscal quarter of 2008 we resolved numerous legal matters in conjunction with the Laramie transaction, as more fully described in Note 13 .  Pursuant to that transaction, we agreed to settle and release, and did settle and release, all liens and legal matters related to the property that was sold in the Piceance Basin using proceeds from the transaction.  As a result, we resolved all of the liens on the applicable property that had been filed by multiple vendors, as reported in previous filings, as well as all lawsuits related to those liens, and a lawsuit filed by the lessor of certain of these properties for breach of our lease contract.  As of June 30, 2008, approximately $0.8 million related to this transaction was being held in escrow pending the resolution of a dispute between us and the lessor of certain of the properties that were included in the transaction, wherein said lessor claims that the lease will be terminated due to the transaction.  On August 1, 2008, we transferred the money in escrow back to the purchaser and retained the 435 acres of land relating to the escrowed amount.

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

Note 13 — Laramie Transaction

On May 30, 2008, we closed the sale of substantially all of our working interest in our Southern Piceance properties in Colorado to Laramie Energy II, LLC (“Laramie”), an unrelated third party.  We have received total net consideration of $17.9 million, and expect to receive an additional $0.8 million which is being held in escrow until August 31, 2008 to secure our performance under the agreement with Laramie. We recognized a loss related to the transaction of $8.6 million. Prior to this sale, we had engaged in a lengthy sales process and turned down numerous offers from other parties for the property. We felt that Laramie’s offer was within the range of valuation we considered to be reasonable for this property. In evaluating the impact on our full cost pool, we applied the guidance of Regulation S-X Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975 (“Rule 4-10”). Pursuant to Rule 4-10, the sale of these properties resulted in a significant alteration in the reserves on our properties and therefore, we had to evaluate the properties for a loss on the transaction. Accordingly, the net book value of our properties was allocated on the same ratio of reserves between the sold properties and those that we retained, resulting in a loss on the conveyance of these properties of $8.6 million during the three and nine month periods ended June 30, 2008.  Upon closing, we conveyed 605 net acres of land, 16 wells which had been drilled but not completed or connected to a pipeline to Laramie. In addition, $0.8 million was held in escrow pending the resolution of a dispute between us and the lessor of certain of the properties that were included in the transaction, wherein said lessor claims that the lease would be terminated upon transfer to Laramie.  On August 1, 2008, we transferred the $0.8 million in escrow

PETROHUNTER ENERGY CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, restated )
back to Laramie and retained the 435 acres of land relating to the escrow amount, which had no effect on the total net consideration noted above.

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

Note 14 — CCES Transactions

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

In addition to customary terms and conditions, the CCES Agreements include a guarantee (the “Guarantee”) from us to CCES regarding their increasing financial commitments as they are incurred in relation to the development of the gas gathering system, including our contingent repurchase of the gas gathering assets we sold to CCES.  The triggering event for the Guarantee is contingent upon our mutual failure to execute a formal agreement for long-term gas gathering services in the future (the “Second Phase Midstream Services Agreement”).  The resolution of this contingency is dependent upon, among other things, gas production levels from the initial phase gas gathering system for our Buckskin Mesa Project over the next 12 to 18 months, and other factors as determined by both parties.  Should we fail to execute a mutually agreeable long-term contract, CCES has the right to invoice us for their incurred costs and demand repayment within 20 days of our receipt of the Demand Invoice.  To secure our Guarantee, we have executed a Promissory Note for an amount up to $11.5 million, secured by second deeds of trust on our Colorado properties.  The amount of the Guarantee is variable, based upon the underlying incurred costs by CCES as defined in the CCES Agreements, and aggregated $3.5 million as of June 30, 2008.

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

Waiver Agreement.  On July 1, 2008, we were still in default of various provisions as set forth in the November 2007 Debenture agreement.  In April, May and August 2008, the investors granted waivers for certain provisions for which we were in default.  Although the waiver granted to us does not cure all of the defaults as of July 1, 2008, we do not believe that the investors will enforce the terms of the Debentures, as the enforcement of the terms is of no economic benefit to either the investors or to us.  Accordingly, no adjustments or reclassifications have been recorded by us in our consolidated financial statements as of June 30, 2008.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, accompanying notes and Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as well as our unaudited consolidated financial statements and accompanying notes appearing elsewhere in this Form 10- Q/A .

Executive Summary

We are a development stage global oil and gas exploration and production company committed to acquiring and developing primarily unconventional natural gas and oil prospects that we believe have a very high probability of economic success. Since our inception in 2005, our principal business activities have been raising capital through the sale of common stock and convertible notes and acquiring oil and gas properties in the western United States and Australia.  Currently, we own property in Colorado, where we have drilled five wells on our Buckskin Mesa property, Australia, where we have drilled one well on our property in the Northern Territory, and in Montana, where we hold a land position in the Bear Creek area. The wells on these properties have not yet commenced oil production. We also have working interests in eight additional wells in Colorado which are operated by EnCana Oil & Gas USA (“EnCana”).  In November 2007, we sold 66,000 net acres of land and two wells in Montana and 177,445 net acres of land in Utah (See Note 5 in Item 1) and on May 30, 2008, we sold 625 net acres of land, 16 wells and interests in an additional 8 wells in the Southern Piceance Basin in Colorado to a third party (see Note  13 of the Notes to the Consolidated Financial Statements in Item 1).

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

Results of Operations

The following summarizes our results of operations for the three and nine month periods ended June 30, 2008 and 2007:

	Three months ended June 30, 2008	Three months ended June 30, 2007	Nine months ended June 30, 2008	Nine months ended June 30, 2007
	(restated, $ in thousands)

Total Revenue	$573	$847	$1,726	$2,285
Costs and Expenses
Lease operating expenses	164	211	404	597
General and administrative	2,511	5,470	7,298	13,546
Project development — related party	—	—	—	1,815
Impairment of oil and gas properties	—	600	—	9,551
Depreciation, depletion, amortization and accretion	337	805	820	2,018
Total Operating Expenses	3,012	7,086	8,522	27,527
Loss from Operations	(2,439)	(6,239)	(6,796)	(25,242)
Other Income (Expense)
Loss on conveyance of property	(8,593)	—	(20,468)	—
Gain on foreign exchange	—	—	11	—
Interest income	6	6	33	20
Interest expense	(3,193)	(846)	(8,552)	(2,677)
Loss on sale of securities	—	—	(2,987)	—
Total Other Expense	(11,780)	(840)	(31,963)	(2,657)
Net Loss	$(14,219)	$(7,079)	$(38,759)	$(27,899)
Net loss per common share — basic and diluted	$(0.04)	$(0.03)	$(0.12)	$(0.13)
Weighted average number of common shares outstanding — basic and diluted	324,147	256,906	317,811	221,802

Revenue.  During the quarter ended June 30, 2008, total revenue declined 32.3% from the corresponding quarter in the previous year. This decline was due to a decrease in oil and gas revenues of $0.3 million as a result of natural production declines in the wells we own an interest in that are operated by EnCana.  This decline was offset by a small amount of other revenue representing certain services we have provided to Pearl Exploration and Production Ltd. during the quarter.

For the nine months ended June 30, 2008, revenue declined 24.5% to $1.7 million, led by a decline of $0.7 million in oil and gas revenue as a result of the same factors discussed above as well as having ownership interests in fewer producing wells during the first half of 2008 versus the first half of 2007.

Lease Operating Expenses. Lease operating expenses declined 22.3% during the three months ended June 30, 2008 compared to the same period in 2007. During the nine months ended June 30, 2008, lease operating expenses declined 32.3% , or $0.2 million, compared to the same period in 2007.  This decline is due to a decrease in activity year over year with respect to drilling and completions, where in the 2007 periods, we were actively working on drilling and completions on certain of our properties and in the 2008 periods, we were not.

General and Administrative. During the three months ended June 30, 2008, general and administrative expenses were $3.0 million, or 54.1% lower than the same three months in 2007.  The following table highlights the changes:

	Three months ended June 30,
	2008	2007	Change
	($ in thousands)
Personnel and contract services	$1,118	$1,248	$(130)
Legal costs	265	—	265
Stock-based compensation	440	3,688	(3,248)
Travel	91	267	(176)
Other	597	267	330
Total	$2,511	$5,470	$(2,959)

During the nine months ended June 30, 2008, general and administrative expenses were $6.2 million, or 46.1% lower than the same nine months in 2007.  The following table highlights the changes:

	Nine months ended June 30,
	2008	2007	Change
	($ in thousands)
Personnel and contract services	$2,911	$3,078	$(167)
Legal costs	657	621	36
Stock-based compensation	1,513	7,305	(5,792)
Travel	164	1,046	(882)
Other	2,053	1,496	557
Total	$7,298	$13,546	$(6,248)

For both the three and nine month periods ended June 30, 2008, the declines in general and administrative expenses over the comparable 2007 periods were led by declines in stock-based compensation expense.  During the 2008 periods we issued significantly fewer stock options to employees and consultants.  In addition, we had lower overall cash costs due to expense control measures to conserve cash.

Project development Costs — Related Party. Project development costs of $1.8 million incurred during the nine months ended June 30, 2007 relate to development costs we paid to MAB under the Development Agreement (described more fully in Note 4 to the Consolidated Financial Statements in Item 1 of this Form 10-Q/A).  We no longer pay project development costs to MAB as a result of the restructuring of our agreements with MAB effective January 1, 2007.

Impairment of Oil and Gas Properties. Costs capitalized for properties accounted for under the full cost method of accounting are subjected to a ceiling test limitation to the amount of costs included in the cost pool by geographic cost center, as described in Note 1 to the Consolidated Financial Statements in Item 1 of this Form 10- Q/A .  Should capitalized costs exceed this ceiling, an impairment is recognized. During the three and nine months ended June 30, 2007, we recognized impairments of $0.6 million and $9.6 million, respectively, representing the excess of capitalized costs over the ceiling, as calculated in accordance with these full cost rules. We did not recognize any impairment charges during the three and nine months ended June 30, 2008.

Depreciation, Depletion, Amortization and Accretion. During the quarter and nine months ended June 30, 2008, depreciation, depletion, amortization and accretion declined $0.5 million and $1.2 million, respectively, from the prior year.   These decreases were due to adjustments in the previous year to proved reserves.  During the fourth fiscal quarter of 2007, our proved reserves were estimated by an independent reservoir engineer.  We estimated that, had those reserves been obtained during previous quarters, depreciation, depletion and amortization would have increased by $0.5 million and $1.5 million during the quarter and nine months ended June 30, 2008.  The effect of this adjustment did not impact our net loss for the year as such adjustments were ultimately reflected in impairment of oil and gas properties in the consolidated statement of operations for the full fiscal year in 2007.

Loss on conveyance of property. On May 30, 2008, we closed the sale of substantially all of our working interest in our Southern Piceance properties in Colorado to Laramie Energy II, LLC (“Laramie”), an unrelated third party, for total net consideration of $17.9 million, prior to amounts we anticipate receiving from Laramie that remain in escrow.  Prior to this sale, we had engaged in a lengthy sales process and turned down numerous offers from other parties for the property. We felt that Laramie’s offer was within the range of valuation we considered to be reasonable for this property.  In evaluating the impact on our full cost pool, we applied the guidance of Regulation S-X Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conversion Act of 1975 (“Rule 4-10”). Pursuant to Rule 4-10, the sale of these properties resulted in a significant alteration in the reserves on our properties and therefore, we had to evaluate the properties for a loss on the transaction. Accordingly, the net book value of our properties was allocated on the same ratio of reserves between the sold properties and those that we retained, resulting in a loss on the conveyance of these properties of $8.6 million during the three month period ended June 30, 2008.  The remaining $11.9 million occurred in the first quarter resulting from the Pearl transaction for a combined total loss of $20.5 million during the nine month period ended June 30, 2008.

Interest Expense. Interest expense increased $2.3 million and $5.9 million during the three and nine month periods ended June 30, 2008, respectively, compared with the comparable periods in the prior year ($ in thousands) .

	Three-Months ended June 30, 2008	Nine-Months ended June 30, 2008
	(restated)
Interest expense related to Credit Facility, convertible notes and other notes	$1,623	$4,393
Amortization of debt discounts, deferred financing costs and accretion	923	3,123
Interest on vendor obligations and other	647	1,036
Total interest expense	$3,193	$8,552

This increase is attributable to three primary factors:

(i)	higher interest expense related to the issuance of 8.5% convertible debentures in November, 2007.

(ii)
additional interest expense related to second credit and security agreement with Global Finance. In May, 2007 we entered into a second credit and security agreement with Global Finance (as described in Note 8 ).  Associated with this second facility, we have recorded deferred financing costs.  These deferred financing costs are being amortized over the life of the facility and the expense has been included as a component of interest expense.  Stock purchase warrants were also issued in connection with this second credit and security agreement. The value associated with these warrants has been recorded as a discount to the debt and is being amortized over the life of the associated debt instrument. The related amortization has been recorded as a component of interest expense. Additional borrowings under this second credit and security agreement since June 30, 2007 when we had drawn approximately $25 million under the facility, versus approximately $38 million as of June 30, 2008.

(iii)
higher interest rates on certain loans, primarily those with vendors, due to our default on certain of our borrowing arrangements.  Most of the arrangements where we were paying higher interest rates due to our default were paid in full in conjunction with the Laramie transaction as described in Note 13 to the Consolidated Financial Statements in Item 1 of this Form 10- Q/A .

Loss on Sale of Marketable Securities.  In connection with the sale of certain of our properties to Pearl Exploration and Production Ltd (“Pearl”), we received a portion of the total purchase price in Pearl common stock.  The value of these shares declined significantly from the date of the transaction until we sold the shares in March 2008.  As a result, we recognized losses associated with these securities of $3.0 million during the nine month period ended June 30, 2008.  We did not have marketable securities, available for sale during the comparable period of the previous year.

Net Loss.  Net loss for the quarter ended June 30, 2008 was $14.2 million compared to a loss of $7.1 million during the same period in the previous fiscal year.  This $7.1 million change was primarily the result of losses incurred due to the sale of certain properties to Laramie and increased interest expense, partially offset by a decline in general and administrative expenses.

Net loss for the nine months ended June 30, 2008 was $38.8 million compared to a loss of $27.9 million during the comparable period in the last fiscal year.  This $10.9 million change was driven by losses incurred due to the sale of certain properties, increased interest expense and the  recognition of $3.0 million in losses on sales of marketable securities,  all of which had the effect of increasing our Net loss.  Partially offsetting these changes were declines in project development costs and general and administrative expenses, both of which had the effect of decreasing Net loss.

Net loss per common share.  Net loss per common share was ($0.04) per share in the quarter ended June 30, 2008 compared to ($0.03) per share in the same quarter last year.  This was driven by a higher Net loss and a higher share base primarily due to the issuance of common stock associated with certain of our debt agreements, amendments of certain agreements with MAB and the issuance of Series A 8.5% Convertible Debentures.

For the nine months ended June 30, 2008, net loss per common share was ($0.12) per share compared to a net loss of ($0.13) per share in the same period of the previous year.   The loss in 2008 was driven by a larger Net loss and a higher share base, as described above.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2007, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of $111.4 million for the period from inception (June 20, 2005) to June 30, 2008.  Likewise, as of June 30, 2008, we had a working capital deficit of approximately $21.8 million, are in default on certain obligations, are not in compliance with the covenants of several loan agreements, and require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations.  We also have significant capital expenditure commitments. Our ability to establish ourselves as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

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

As of June 30, 2008, we had a working capital deficit of $21.8 million and unrestricted cash of $0.7 million. As of September 30, 2007, we had a working capital deficit of $37.9 million and cash of $0.1 million. The changes in working capital are primarily attributable to the factors described above. We expect that our future working capital will be affected by these same factors.

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

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the nine months ended June 30, 2008, restated and 2007 were as follows ($ in thousands):

	Nine months ended June 30,
	2008	2007
	(restated)
Net cash used in operating activities	$(22,216)	$(13,447)
Net cash provided by (used in) investing activities	$14,376	$(31,515)
Net cash provided by financing activities	$8,415	$34,348

Net Cash Used in Operating Activities. The increase in net cash used in operating activities of $8.8 million is primarily attributable to increases in our Net loss during the nine months ended June 30, 2008 and declines in our accounts payable balance due primarily to the settlement of numerous past due vendor accounts using proceeds from the Laramie Transaction (see Item 1, Note 13).

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities for the nine months ended June 30, 2008 was primarily from cash received for the sale of oil and gas properties of $26.9 million and proceed from the sale of marketable securities of $2.5 million, offset by cash used for additions to oil and gas properties of $14.8 million.  Net cash used in investing activities for the nine months ended June 30, 2007 was primarily used for joint interest billings in the amount of $16.3 million, additions to oil and gas properties in the amount of $13.2 million and deposits on oil and gas property acquisitions of $2.2 million.

Net Cash Provided by Financing Activities. Net cash provided by financing activities of $8.4 million for the nine months ended June 30, 2008 declined from the $34.3 million in the same period of the previous year, due primarily to a decline of $23.5 million in proceeds from the issuance of notes payable and increased payments on short-term debt resulting from the Laramie Transaction (see Item 1, Note 13). Included in payments or short-term notes for the nine months ended June 30, 2008 is $5.5 million in amounts we paid on a vendor note pursuant to the Laramie transaction.

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

Development Stage Company. We had not commenced principal operations or earned significant revenue as of June 30, 2008, and we are considered a development stage entity for financial reporting purposes. During the period from inception to June 30, 2008, we incurred a cumulative net loss of $111.4 million. We have raised approximately $107.7 million through borrowing and the sale of convertible notes and common stock from inception through June 30, 2008. In order to fund our planned exploration and development of oil and gas properties, we will require significant additional funding.

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

ITEM 4T. CONTROLS AND PROCEDURES

NOTE:  The following disclosure was contained in our Form 10-Q originally filed on August 13, 2008.

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

Notwithstanding the existence of these material weaknesses in internal control, we believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheet as of June 30, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three and nine month periods ended June 30, 2008 in conformity with GAAP.

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

During the third fiscal quarter of 2008 we resolved numerous legal matters in conjunction with the Laramie transaction, as more fully described in Part I – Item 1 – Note 13 .  Pursuant to that transaction, we agreed to settle and release, and did settle and release, all liens and legal matters related to the property that was sold in the Piceance Basin using proceeds from the transaction.  As a result, we resolved all of the liens on the property that had been filed by multiple vendors, as reported in previous filings, as well as all lawsuits related to those liens, and a lawsuit filed by the lessor of certain of these properties for breach of our lease contract.  As of June 30, 2008, approximately $0.8 million related to this transaction was being held in escrow pending the resolution of a dispute between us and the lessor of certain of the properties that were included in the transaction, wherein said lessor claims that the lease will be terminated upon transfer to the purchaser.  On August 1, 2008, we transferred the money in escrow back to the purchaser and retained the 435 acres of land relating to the escrowed amount.

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