Form 10-Q
period 2008-12-31
PetroHunter Energy Corp
filed 2009-02-17
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
(303) 572-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                                                                                     Accelerated filer ☐
Non-accelerated filer ☐                                                                                     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of January 31, 2009, the registrant had 375,468,544 shares of common stock outstanding.

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

CURRENCIES

All amounts expressed herein are in U.S. dollars unless otherwise indicated.

PETROHUNTER ENERGY CORPORATION

FORM 10-Q

FOR THE THREE-MONTH PERIOD ENDED
DECEMBER 31, 2008

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2008	September 30, 2008
	( $ in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,778	$967
Receivables
Oil and gas receivables, net	33	193
GST receivable	229	504
Other receivables	—	12
Due from related parties	1,631	1,840
Marketable securities, available for sale	3,311	6,638
Restricted marketable securities	3,337	7,495
Joint interest billings	240	—
Prepaid expenses and other assets	173	273
Restricted cash	2,530	—
TOTAL CURRENT ASSETS	13,262	17,922

Oil and Gas Properties, at cost under full cost method
Unevaluated properties	73,833	84,576
Evaluated properties	77,882	69,704
Accumulated depreciation, depletion amortization, and impairment	(67,204)	(56,928)
Net Oil and Gas Properties	84,511	97,352

Property and Equipment, at cost
Furniture and equipment, net	677	737
Other Assets
Restricted cash	524	524
Deposits and other assets	130	130
Deferred financing costs	1,079	1,388
Intangible asset	5,370	4,832
TOTAL ASSETS	$105,553	$122,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$9,503	$11,981
Notes payable — short-term	257	329
Notes payable — related party — short term	8,032	3,572
Accrued interest payable	149	166
Accrued interest payable — related parties	112	969
Contingent purchase obligation	5,370	4,832
TOTAL CURRENT LIABILITIES	23,423	21,849

Long-Term Liabilities
Notes payable – related parties — net of discount	39,288	38,035
Convertible notes payable — net of discounts	465	325
Asset retirement obligation	111	114
Accrued interest payable — related parties	2,028	—
Other	132	—
TOTAL LIABILITIES	65,447	60,323

Stockholders’ Equity
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; issued and outstanding 375,218,544 and 373,343,544 shares, issued and outstanding at December 31, and September 30, 2008, respectively	375	374
Additional paid-in-capital	212,979	212,308
Other comprehensive loss	(8,251)	(632)
Accumulated deficit	(164,997)	(149,488)

TOTAL STOCKHOLDERS’EQUITY	40,106	62,562
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$105,553	$122,885
See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007 (restated)
	($ in thousands)
Revenue
Oil and gas revenue	$122	$507
Other revenue	1	—
Total Revenue	123	507

Costs and Expenses
Lease operating expenses	399	100
General and administrative	2,118	2,318
Impairment of oil and gas properties	10,268	—
Depreciation, depletion, amortization and accretion	68	262
Total operating expenses	12,853	2,680
(Loss) From Operations	(12,730)	(2,173)

Other Income (Expense)
Loss on conveyance of property	(181)	(11,875)
Interest income	6	25
Interest expense	(2,484)	(2,785)
Other	(122)	—
Total Other Income (Expense)	(2,781)	(14,635)

Net (Loss)	$(15,511)	$(16,808)

Net (loss) per common share — basic and diluted	$(0.04)	$(0.05)
Weighted average number of common shares outstanding — basic and diluted	373,990	306,471

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007(restated)
	($ in thousands)
Cash flows from operating activities
Net loss	$(15,511)	$(16,808)
Adjustments used to reconcile net loss to net cash used in operating activities:
Stock based compensation	481	473
Depreciation, depletion, amortization and accretion	68	262
Detachable warrants recorded as interest expense	—	163
Impairment of oil and gas properties	10,268	—
Amortization of deferred financing costs	309	709
Amortization of debt discount and beneficial conversion feature	681	606
Loss on conveyance of property	181	11,875
Other adjustments to reconcile to net loss	—	56
Changes in assets and liabilities: Receivables	419	(215)
Prepaid expenses and other assets	100	(152)
Accounts payable and accrued expenses	(3,818)	(647)
Due from related party	237	—
Net cash used in operating activities	(6,585)	(3,678)

Cash flows from investing activities
Additions to oil and gas properties	(125)	(7,857)
Proceeds from sale of oil and gas properties	2,320	7,500
Additions to furniture and equipment	(6)	(129)
Net cash provided by (used in) investing activities	2,189	(486)

Cash flows from financing activities
Proceeds from the issuance of notes payable	100	1,250
Borrowing on short-term notes payable	—	750
Payments on short-term notes	—	(3,805)
Proceeds from related party borrowings	5,200	500
Payments on related party borrowing	(93)	(519)
Proceeds from issuance of convertible notes	—	6,330
Net cash provided by financing activities	5,207	4,506
Net increase in cash and cash equivalents	811	342
Cash and cash equivalents, beginning of period	967	120
Cash and cash equivalents, end of period	$1,778	$462

Supplemental schedule of cash flow information
Cash paid for interest	$5	$11

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization and Basis of Presentation

The interim condensed consolidated financial statements of PetroHunter Energy Corporation (“we,” “us,” “our,” or the “Company”) are unaudited and contain all adjustments necessary for a fair statement of the results for the interim period presented. Results for interim period are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in crude oil and natural gas commodity prices, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition,  and our ability to obtain additional capital. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2008.

We are a global oil and gas exploration and production company committed to acquiring and developing primarily unconventional natural gas and oil prospects that we believe have a reasonable probability of economic success.  As of December 31, 2008, we owned properties in Rio Blanco and Garfield County, Colorado, Bear Creek County, Montana, and Northern Territory, Australia.  We have drilled five wells on our 20,000 acre Buckskin Mesa property located in Rio Blanco County, Colorado. All five wells are drilled and cased, and three of the five are completed and shut in awaiting further evaluation and connection to a gathering system. In the Southern Piceance Basin, we own 1,074 gross acres and 402 net acres located in Garfield County, Colorado.  During the period ended December 31, 2008, we sold our working interests in eight wells which were operated by EnCana Oil & Gas USA (“EnCana”) with an effective date of December 1, 2008. Subsequent to the sale we continue to hold an interest in proved undeveloped acreage in Garfield County.  In Montana, we currently hold 15,991 net undeveloped acres in the Bear Creek area.   In Australia, we have an undivided 50% working interest in four exploration permits that comprise 7.0 million net acres. We have drilled one test well on our property in the Northern Territory and plan to undertake a major work program in the area during 2009 and future periods.

Note 2 - Summary of Significant Accounting Policies

Basis of Accounting – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of PetroHunter Operating Company and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which may affect the amount at which oil and natural gas properties are recorded. For the unevaluated properties, the Company evaluates the possibility of potential impairment on a quarterly basis. During the three months ended December 31, 2008, approximately $11.5 million of unevaluated property costs related to our Buckskin Mesa properties were reclassified to proved property and a ceiling test impairment was recorded in the United States full cost pool. The computation of share based compensation expense requires assumptions such as volatility, expected life and the risk-free interest rate. Our estimates related to changes in the market value of securities held by the us requires reliance on several input variables including fluctuations in value of the US dollar versus foreign currencies,  and  it is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.

Contingencies – In accounting for legal matters and other contingencies we follow the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies , under which loss contingencies are accounted for based upon the likelihood of an impairment of an asset or the occurrence of a liability. If a loss contingency is “probable” and the amount of the loss can be reasonably estimated, it is accrued.  If a loss contingency is “probable” but the loss cannot be reasonably estimated, disclosure is made. If a loss contingency is “reasonably possible” disclosure is made, including a potential range of loss, if determinable. Loss contingencies that are “remote” are neither accounted for nor disclosed. Gain contingencies are given no accounting recognition until realized, but are disclosed if material.

Comprehensive Loss – Comprehensive loss consists of net loss and foreign currency translation adjustments and unrealized gains or losses on restricted and unrestricted marketable securities held by us. Comprehensive loss is presented net of income taxes in the consolidated statements of stockholders’ equity and comprehensive loss.

Development Stage – For all periods prior to December 31, 2008, we considered ourselves a development stage enterprise as defined by SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.  As of December 31, 2008 we have invested approximately $151.0 million in oil and gas properties, we have participated in the drilling and/or completion of approximately 55 wells and have generated revenue from operations.  As a result, we have determined that as of December 31, 2008 the Company is no longer in the development stage.

Fair Value Measurements - In September 2006, the Financial Accounting  Standards Board (“FASB”)  issued SFAS No. 157, Fair Value Measurements in order to establish a single definition of fair value and a framework for measuring fair value in GAAP that is intended to result in increased consistency and comparability in fair value measurements. SFAS No. 157 also expands disclosures about fair value measurements. SFAS No. 157 applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years with early adoption permitted.

In early 2008, the FASB issued Staff Position (FSP) FAS-157-2, “Effective Date of FASB Statement No. 157,” which delays by one year, the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, non-financial assets recorded at fair value at the time of donation, and long-lived assets measured at fair value for impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company has adopted the portion of SFAS No. 157 that has not been delayed by FSP FAS-157-2 as of the beginning of its 2009 fiscal year, and plans to adopt the balance of its provisions as of the beginning of its 2010 fiscal year. Items carried at fair value on a recurring basis (to which SFAS No. 157 applies in fiscal 2009) consist of available for sale securities based on quoted prices in active or brokered markets for identical as well as similar assets.

Fair values of assets and liabilities measured on a recurring basis as of December 31, 2008 included available for sale securities unrestricted and restricted, recorded at a fair value of  $6.6 million which had quoted prices in active markets for  identical assets (level 1) of $6.6 million.

Going Concern - As reported in the accompanying condensed consolidated financial statements, as of December 31, 2008 we have an accumulated deficit of $165.0 million and a working capital deficit of $10.2 million. As of the end of the fiscal period we have sold all of our revenue producing assets. As noted in the auditor's report on our September 30, 2008, financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern.

Guarantees – As part of a Gas Gathering Agreement we have with CCES Piceance Partners I, LLC (“CCES”), we have guaranteed that, should there be a mutual failure to execute a formal agreement for long-term gas gathering services in the future, we will repay CCES for certain costs they have incurred in relation to the development of a gas gathering system and repurchase certain gas gathering assets we sold to CCES.  We have accounted for this guarantee using FASB Interpretation No. 45 as amended,  Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others  (“FIN 45”),  which requires us to recognize a liability for the obligations undertaken upon issuing the guarantee in order to have a more representative and faithful depiction of the guarantor’s assets and liabilities.  Accordingly, we have recognized a $5.4 million contingent purchase obligation and related intangible asset on our balance sheet, as of December 31, 2008.  (See Note 11.)

Impairment – SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, requires long-lived assets to be held and used to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use the full cost method of accounting for our oil and gas properties. Properties accounted for using the full cost method of accounting are excluded from the impairment testing requirements under SFAS No. 144. Properties accounted for under the full cost method of accounting are instead subject to SEC Regulation S-X Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975 (“Rule 4-10”). Rule 4-10 requires that each regional cost center’s (by country) capitalized cost, less accumulated amortization and related deferred income taxes not exceed a cost center “ceiling”. The ceiling is defined as the sum of:

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

If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense. During the three months ended December 31, 2008 $10.3 million in impairment was charged to expense. During the three months ended December 31, 2007, we recorded no impairment charge.

Loss Per Common Share – Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Convertible equity instruments such as stock options and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti-dilutive. The diluted weighted-average number of common shares outstanding excluded potential common shares from stock options and warrants of approximately 179 million shares and 140 million shares for the three months ended December 31, 2008 and 2007, respectively.

Liquidity - We hold working interests in undeveloped leases, and foreign exploration permits and we have participated in seismic surveys and the drilling of test wells on undeveloped properties. Further leasehold acquisitions and seismic operations are planned for 2009 and future periods.  In addition, exploratory and developmental drilling is scheduled in future periods on our undeveloped properties.  We anticipate that these exploration activities together with others that may be entered into may impose financial requirements which may exceed our existing working capital. We may need to raise additional equity or enter into new borrowing arrangements to finance our continued participation in planned activities. Further, we have farmed-out certain of our projects.  However, if additional financing is not available, we may be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures, it may be necessary to forfeit our interest in proposed wells, farm-out our interest in proposed wells, sell a portion of our interests in prospects and use the sale proceeds to fund participation for a lesser interest, reduce general and administrative expenses, or a combination of all of these factors.

Marketable Securities – We have received marketable equity securities as consideration from the sale of certain of interests in our oil and gas properties, and account for them in accordance with SFAS No. 115,  Accounting for Certain Investments in Debt and Equity Securities.  As shares we have received are available for sale in the short term, or may be used as collateral for future borrowings.  We account for them by marking them to market with unrealized gains and losses reflected as a component of Other Comprehensive Income, until such gains or losses become realized, when they are then recognized in our statement of operations. In addition, in circumstances where significant price declines are experienced subsequent to the balance sheet date, we consider whether such declines are other than temporary, after considering our expected holding period, and may record a provision for impairment in the event we do not expect the value of the securities  to recover from such a decline in market value. We consider our accounting for marketable securities to involve significant management judgment that is subject to estimation.

Reclassifications – Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform with current period presentation. Such reclassifications have had no effect on the net loss.

Restricted Cash – Consists of certificates of deposit underlying letters of credit for exploration permits, state and local bonds and guarantees to vendors, as well as amounts received from a related party restricted for use in completing drilling on our Buckskin Mesa project.

Recently Issued Accounting Pronouncements

The FASB issued Statement No. 141 (revised 2007), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  SFAS No.141 R is effective for fiscal years beginning after December 15, 2008.  The Company does not believe that SFAS No. 141 R will have any impact on its financial statements.

The FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No.160 is effective for fiscal years beginning after December 15, 2008.  The Company does not believe that SFAS No. 160 will have any impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. We have adopted SFAS No. 162 in December 2008 and there has been minimal to no effect on our financial reporting.

Supplemental Cash Flow Information.  Supplemental cash flow information for the three months ended December 31, 2008 and 2007, respectively is as follows:

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007

Supplemental disclosures of non-cash investing and financing activities
Contracts for oil and gas properties	$—	$(1,500)
Shares issued for debt conversion	$—	$6,384
Shares issued for finance costs	$—	$56
Shares issued for property	$150	$9,000
Shares returned on property conveyance	$—	$(1,408)
Warrants value associated with waiver and amendments on debt instruments	$42	$1,862
Debt issued for common stock previously subscribed – related party	$—	$2,858
Receipt of trading securities related to sale of heavy oil assets	$—	$5,529
Debt discount related to beneficial conversion feature and warrants	$—	$6,956
Increase in oil and gas properties related to relief of joint interest billings	$—	$12,707

Note 3 – Restricted Cash and Marketable Securities

As of December 31, 2008 we have recorded $2.5 million in restricted cash on our condensed consolidated balance sheet as a current asset.  This amount relates to cash received from a related party, Falcon Oil & Gas Ltd. (“Falcon”), pursuant to the November 2008 sale of a 25% interest in five drilled but uncompleted wells in our Buckskin Mesa Project. Under the terms of the agreement Falcon is to pay up to $5.3 million for testing and completion costs on these wells. The cash is to be used in connection with expenses to be incurred related to testing and completion on these wells.  Therefore these amounts are restricted for use by the Company for purposes of completing the remaining wells. As of December 31, 2008, Falcon has expended approximately $2.8 million of the original commitment.

As of December 31, 2008, long term restricted cash consists of $0.5 million in certificates of deposit underlying letters of credit for exploration permits, state and local bonds and guarantees to vendors.

As of December 31, 2008 we have recorded $3.3 million in available for sale marketable securities, and $3.3 in restricted marketable securities on our condensed consolidated balance sheet. Included in these amounts are 28.9 million shares of Falcon common stock received in connection with the sale of a 50% interest in our four exploration permits in Australia in September, 2008.

The Falcon shares have been classified as follows as of December 31, 2008:

14.5 million shares are held in escrow at the direction of Falcon, and serve as collateral against $5 million we have borrowed from Falcon.

11.6 million shares have been made available for use as collateral against future borrowings.

2.8 million shares have been deposited in a brokerage account  and may be sold by us without restriction.

Note 4 — Oil and Gas Properties

Oil and gas properties consisted of the following ($ in thousands):

	December 31, 2008	September 30, 2008
Oil and gas properties, at cost, full cost method
Unproved United States	$71,111	$82,040
Unproved Australia	2,722	2,536
Proved, United States	77,882	69,704
Total	151,715	154,280
Less accumulated depreciation, depletion, amortization and impairment	(67,204)	(56,928)
Total	$84,511	$97,352

During the fiscal period ended December 31, 2008 we have reclassified approximately $11.5 million in costs from unproved to proved properties within the United States Cost Center.  The costs are associated with two wells which have been tested and flowed gas.

The following is a summary of depreciation, depletion, amortization and accretion, as reflected in the consolidated statements of operations (including depletion and amortization of oil and gas properties per thousand cubic feet of natural gas equivalent) for the three months ended December 31, ($ in thousands, except per thousand cubic feet):

	December 31, 2008	December 31, 2007

Depletion and amortization of oil and gas properties	$8	$210
Depreciation of furniture and equipment	58	50
Accretion of asset retirement obligation	2	2
Total	$68	$262
Depletion and amortization per thousand cubic feet of natural gas equivalent	$2.59	$2.43

Using December 31, 2008 oil and gas prices of $26.19 per barrel and $4.80 per thousand cubic feet, our full cost pool exceeded our ceiling by $10.3 million, which necessitated an impairment loss recorded in the same amount for the three months ended December 31, 2008. For the three months ended December 31, 2007 there was no impairment loss recorded.

Included below is the description of significant oil and gas properties and their current status.

PICEANCE BASIN, COLORADO

Buckskin Mesa Project.  As of December 31, 2008, we have drilled five wells within our 20,000-acre Buckskin Mesa Project area.  All five wells are drilled and cased, and three of the five are completed and shut in awaiting further evaluation and connection to a gathering system. The first PetroHunter operated well, the Anderson 6-16, was drilled to a total depth of 10,785 feet through the Williams Fork, Cozzette, Corcoran, and Sego sands into the Cretaceous Mancos Shale. The initial well was followed in close succession with the drilling of the Anderson 13-10, the Lake 16-21, Anderson 4-21, and the Lake 6-22 wells. Completion operations have begun on the Lake 16-21,  Lake 6-22, and the Anderson 6-16 wells. It is anticipated that completion operations will commence on the remaining wells as soon as possible after the gathering system is in place.

Piceance Project. We own an additional 1,074 gross acres and 402 net acres in the Piceance Basin. During the quarter ended December 31, 2008,  we sold our 50% working interests in our 8 producing wells  located in this area of Garfield, County, Colorado for $2.3 million. Related to this sale, we recorded a loss on conveyance in the three months ended December 31, 2008 of approximately $0.2 million.

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

Beetaloo Basin Project. Sweetpea also has four exploration permits in the Northern Territory, comprising the Beetaloo Basin Project. In September 2007, Sweetpea drilled and cased one well the Shenandoah #1 to a total depth of 1,555 meters (4,740 feet) in the area covered by Exploration Permit (“EP”) 98 in the Beetaloo Basin. The test was a twin (50 meter distance) from the Balmain #1 well and was designed to test the Bessie Creek Formation at a depth of approximately 3,000 meters. The well was completed to the drilled depth of 1,555 meters and cased, in anticipation of later completing the well to the targeted total depth.  It is expected that this well will be deepened to evaluate the petroleum potential there.  Additionally, we plan to drill four wells prior to December 31, 2009, subject to availability of capital, to fulfill our obligations under EP 98 and EP 117, with additional activity planned for EP 76 and EP 99.  Evaluation of drilling results in the Shenandoah #1 and seven other existing wells in the Beetaloo Basin indicate oil and gas prospectivity in the Kyalla Shale and a drilling and stimulation program to test these horizons is planned to commence in the 2009.

In addition to the Beetaloo Basin and Northwest Shelf projects, we have also applied for two additional exploration permits in the Northern Territory in Australia covering an additional 1.5 million acres, which are adjacent to our Beetaloo Basin Project acreage.

MONTANA COALBED METHANE

Bear Creek Project. Of the original 25,278 acres acquired, the Company has retained 15,991 of those acres. The remaining 9,287 acres were released prior to the period ended December 31, 2008. The acreage retained has been reflected in unproved oil and gas properties subject to further evaluation by the Company. The acreage released has been reflected in unproved properties but included in evaluated costs subject to amortization; those costs have also been included in the full cost ceiling test at the lower of cost or market value.

Note 5 — Asset Retirement Obligation

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

The Company’s estimated asset retirement obligation liability is based on estimated economic lives, estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. The credit-adjusted risk-free rates used to discount the Company’s abandonment liabilities range from 8% to 22%. Revisions to the liability are due to increases in estimated abandonment costs and changes in well economic lives, or in changes to federal or state regulations regarding the abandonment of wells.

A reconciliation of the Company’s asset retirement obligation liability is as follows, ($ in thousands):

	December 31, 2008	September 30, 2008
Beginning asset retirement obligation	$114	$136
Liabilities settled	(2)	(16)
Revisions to estimates	(3)	(14)
Accretion expense	2	8
Ending asset retirement obligation	$111	$114

Note 6 — Notes Payable

Notes payable as of December 31, 2008 and September 30, 2008 are summarized below ($ in thousands):
	December 31, 2008	September 30, 2008
Short-term notes payable	(unaudited)
Installment loan	$181	$199
Other	76	—
Vendor	—	130
Notes payable – short-term	$257	$329
Note payable – related party – short term
Falcon Energy	$5,000	$—
Bruner Family Trust	$2,722	$2,722
Global Project Finance	100	850
Convertible debentures	200	—
Other	10	—
Notes payable – related party – short, term	$8,032	$3,572
Long-term notes payable – related party — net
Global Project Finance AG	$40,650	$39,800
Bruner Family Trust	106	106
Other	—	146
Discount on notes payable	(1,468)	(2,017)
Long-term notes payable – related party — net	$39,288	$38,035
Convertible debt	$6,956	$6,956
Discount on convertible debt	(6,491)	(6,631)
Convertible debt — net	$465	$325
Capital leases	$132	$—

During the three months ended December 31, 2008, we issued three subordinated convertible debentures totaling $0.2 million to related parties. These debentures bore interest at 15% per annum and are due in May 2009. We issued 0.5 million warrants to purchase our common stock at $0.15  per share in connection with these debentures. (See Note 9.)   These debentures along with all related accrued interest were repaid in January 2009 (see Note 12).

During the three months ended December 31, 2008, we issued a promissory note in the amount of $0.1 million to a related party. This note bore interest at 15% per annum. In January 2009, we repaid this note and all accrued interest.

On October 1, 2008, we entered into a secured loan agreement with Falcon (“Falcon Loan”). Under the terms of the loan agreement, Falcon agreed to advance to us $5.0 million.  The loan is secured by 14.5 million shares of Falcon common stock we had received as consideration in relation to the sale of a 50% working interest in our four exploration permits in Australia. The shares have been pledged under a Pledge and Security Agreement and are classified as restricted marketable securities on the accompanying condensed consolidated balance sheet. The Falcon Loan is also secured by a first position security interest in our five well bores in our Buckskin Mesa project.

Note 7 — Stockholders’ Equity

We have authorized 1 billion shares of common stock and 100 million shares of preferred stock. No preferred stock was issued or is outstanding as of December 31, 2008.

Common Stock. During the three months ended December 31, 2008, we issued 1.9 million shares of our common stock at $0.22 cents per share in connection with the receipt of an amendment to a letter of understanding between Clear Creek Energy Services “CCES” and us, related to our property interests. Under the terms of the agreement CCES agreed to allow Falcon to exercise an additional option for and additional working interest in our Buckskin Mesa project, should Falcon choose to do so.

Note 8— Share-Based Compensation

In November 2008, we granted an extension allowing for the continuation of the vesting of options related to a consultant of the Company whose tenure with the Company was to be terminated in December 2008.

In December 2008, we granted the acceleration of the vesting of 0.1 million unvested options granted to a consultant in August 2008.

The fair value of each share-based award under all plans is estimated on the date of grant or amendment using a Black-Scholes pricing model that incorporates the assumptions noted in the following table for the three months ended December 31, 2008.

Expected option term – years	1.75-3.5
Risk-free interest rate	1%-1.69%
Expected dividend yield	0
Weighted average volatility	98.84%

The following table sets forth stock options outstanding under our 2005 stock option plan as of December 31, 2008   (shares in thousands):

	Number of Shares	Weighted-Average Exercise Price
Options Outstanding – September 30, 2008	34,170	$0.90
Granted	-	-
Forfeited	(170)	$1.87
Expired	-	-
Options outstanding — December 31, 2008	34,000	$.90
Options exercisable — December 31, 2008	20,454	$.99

Compensation Expense - Stock-based employee and non-employee compensation expense of $0.5 million was charged to operations during the three months ended December 31, 2008. Stock-based compensation expense of $0.5 million was recognized during the three months ended December 31, 2007. Stock-based compensation has been included in general and administrative expenses in the consolidated statements of operations.

Note 9 — Common Stock Warrants

The following stock purchase warrants were outstanding at December 31, 2008 and September 30, 2008 (warrants in thousands):

	December 31, 2008	September 30, 2008
Number of warrants	137,215	135,754
Exercise price	$0.15 - $2.10	$0.21 - $2.10
Expiration date	2009 - 2012	2011 - 2012

During the three months ended December 31, 2008, we issued 0.5 million warrants to purchase our common stock at $0.15 per share to three related parties, in connection with sale of $0.2 million in convertible debentures (see Note 6). The warrants issued have a one year term and the total value of $0.0 million as calculated under the Black-Scholes  method.

During the three months ended December 31, 2008, we issued 0.9 million warrants to purchase our common stock at prices ranging $0.24 to $0.28 per share to the holders of our Series A 8.5% convertible debentures in connection with  the receipt of waivers related to our violation of certain debt covenants. The warrants expire in November 2012 and had a total value of $0.0 million as calculated under the Black-Scholes method.

Note 10— Related Party Transactions

During the three months ended December 31, 2008, we issued three subordinated debentures in the total amount of $0.2 million to related parties. These debentures bore interest at 15% per annum and were due in May, 2009. We issued 0.5 million warrants to purchase our common stock at $0.15  per share in connection with these debentures. (see Notes  6 and 9)  We repaid these debentures and all related accrued interest in January 2009 (see Note 12).

During the three months ended December 31, 2008,  we issued a promissory note in the amount of $0.1 million to a related party. This note bore interest at 15% per annum. In January 2009, we repaid this note and all accrued interest.

During the three months ended December 31, 2008, we entered into the Falcon loan agreement with Falcon for proceeds of $5.0 million.  The Falcon Loan is secured by a mortgage on our Buckskin Mesa Wells as defined in the Buckskin Mesa Purchase and Sale Agreement dated August 22, 2008, as well as a pledge of 14.5 million shares of Falcon common stock received in connection with our sale of a 50% interest in our Beetaloo Basin property.

During the three months ended December 31, 2008, we sold a 25% interest in five drilled but uncompleted wells in our Buckskin Mesa Project. Under the terms of the agreement, Falcon deposited $7.0 million into escrow, of which $5.3 million is to be used for testing and completion costs on these wells.  (see Note 3).

As of December 31, 2008 we have recorded both restricted and unrestricted marketable securities totaling $6.6 million in aggregate on our consolidated condensed balance sheet. These securities were received from a related party, Falcon,  pursuant to the sale of a 50% interest in four exploration permits in Australia during fiscal year ended September 30, 2008.

Note 11 — Commitments and Contingencies

CCES - On April 11, 2008, we closed the sale of certain natural gas gathering assets for $0.7 million in cash consideration, and simultaneously entered into a Gas Gathering Agreement with CCES Piceance relating to the initial phase of our gas gathering system project.  These agreements formalize and expand upon a Letter of Understanding (“LOU”) between the parties which contemplates a dedicated relationship with CCES in the development of a gas gathering system and the provision of Gas Gathering Services within our Buckskin Mesa Project area (the “CCES Agreements”).

In addition to customary terms and conditions, the CCES Agreements include a guarantee (the “Guarantee”) from us to CCES regarding their increasing financial commitments as they are incurred in relation to the development of the gas gathering system, including our contingent repurchase of the gas gathering assets we sold to CCES.  The triggering event for the Guarantee is contingent upon our mutual failure to execute a formal agreement for long-term gas gathering services in the future (the “Second Phase Midstream Services Agreement”).  The resolution of this contingency is dependent upon, among other things, gas production levels from the initial phase gas gathering system for our Buckskin Mesa Project over the next 12 to 18 months, and other factors as determined by both parties.  Should we fail to execute a mutually agreeable long-term contract, CCES has the right to invoice us for their incurred costs and demand repayment within 20 days of our receipt of the Demand Invoice.  To secure our Guarantee, we have executed a Promissory Note for an amount up to $11.5 million, secured by second deeds of trust on our Colorado properties.  The amount of the Guarantee is variable, based upon the underlying incurred costs by CCES as defined in the CCES Agreements, and aggregated $5.4 million as of December 31, 2008. We have accounted for our Guarantee under the requirements of FASB Interpretation (“FIN”) 45.  As of December 31, 2008,  we have recorded a current liability and intangible asset in our financial statements, to reflect our Contingent Purchase Obligation relating to the Guarantee.  In the event the triggering event does not occur and our obligation lapses, these obligations will be offset against each other.  In the event the Guarantee is triggered, we expect to acquire and obtain title to the gas gathering assets, which will then be included in our full cost pool as property.  Our Contingent Purchase Obligation will be adjusted during future periods to its fair value, so long as the contingent Guarantee remains unresolved.

Note 12 — Subsequent Events

In January 2009, we appointed J. Chris Steinhauser as Chief Financial officer of the Company. In connection with his employment with the Company Mr. Steinhauser was granted 1.0 million options to purchase the Company’s common stock at $0.11 per share, we entered into an employment agreement with Mr. Steinhauser that runs through December 2013.

In January 2009, we issued an 18% subordinated debenture in the amount of $0.03 million to the former interim Chief Financial Officer of the Company in exchange for the relief of amounts due the former CFO. The subordinated debentures are collateralized by an interest in .01 million shares of Falcon common stock held by us as unrestricted marketable securities. In connection with the issuance the debenture we issued 0.07  million warrants to purchase our common stock at $0.15 per share, which expire in January 2010.

In January 2009, we sold 1.6 million shares of Falcon stock received in connection with the sale of our assets in the Beetaloo Basin on the open market in two separate transactions, for net proceeds of approximately $0.5 million in aggregate.

In January 2009, we repaid a $0.1 million promissory note issued to a related party in December 2008.

In January 2009, we repaid $0.2 million in convertible debentures issued to related parties in December 2008.

In January 2009, we issued .03 million shares of our common stock to two investor relation firms.

In January 2009, we set forth for approval by the Company's stockholders a share based performance incentive plan (the "2009 Plan").  Approval of the new plan would result in no new grants being made under the 2005 Plan.  We have proposed that 21 million shares of our common stock be reserved for issuance under the 2009 Plan.

Subsequent to the end of the reporting period we received extensions from several of our lenders allowing us to extend the maturity date, and due dates on scheduled interest payments until January, 2010.

Subsequent to the end of the reporting period, we continue to perform and update testing on three of the five wells previously drilled by us in our Buckskin Mesa project in Rio Blanco County, Colorado. This is in connection with the testing and completion program which was announced in October 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this report. It contains forward looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward looking statements.

Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development drilling projects, capital expenditures and other uncertainties, as well as those factors discussed below, all of which are difficult to predict and which expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. In light of these risks, uncertainties and assumptions, the forward looking events discussed may not occur. We do not have any intention or obligation to update forward-looking statements included in this report after the date of this report, except as required by law.

Executive Summary

We are a global oil and gas exploration and production company committed to acquiring and developing primarily unconventional natural gas and oil prospects that we believe have a reasonable probability of economic success.  As of December 31, 2008, we owned properties in Rio Blanco and Garfield County, Colorado, Bear Creek County, Montana, and Northern Territory, Australia.  We have drilled five wells on our 20,000-acre Buckskin Mesa property located in Rio Blanco County, Colorado. All five wells are drilled and cased and three of the five are shut in and awaiting completion of a gathering system. In the Southern Piceance Basin, we own 1,074 gross acres and 402 net acres located in Garfield County, Colorado.  During the period ended December 31, 2008, we sold our working interests in eight wells which were operated by EnCana Oil & Gas USA (“EnCana”) with an effective date of December 1, 2008. Subsequent to the sale we continue to hold an interest in proved undeveloped acreage in Garfield County.  In Montana, we currently hold a 15,991 net undeveloped acres in the Bear Creek area.   In Australia we have an undivided 50% working interest in four exploration permits that comprise 7.0 million gross acres. We have drilled one test well on our property in the Northern Territory and plan to undertake a work program in the area during 2009 and future periods.

Results of Operations

The financial information with respect to the three months ended December 31, 2008 and 2007 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Industry Overview for the three months ended December 31, 2008

The three months ended December 31, 2008 saw moderately weaker natural gas prices. The index price prevailing in the locale of our Piceance Basin project in Colorado, as quoted in Gas Daily as of  December 31, 2008, was $6.19 per Mcf versus $7.82 per Mcf as of December 31, 2007 (assuming a BTU factor of 1.1).  Natural gas prices have been very volatile during 2008 year to date due to supply concerns earlier in the year, and more recently due to recession concerns arising from the current worldwide financial crisis.

In the future we may need to raise capital, and due to the global credit crisis and downturn in the stock market, funds may not be available, or if available, may be on unfavorable terms.  Exploratory and development drilling is scheduled during 2009 and future periods on our undeveloped properties. It is anticipated that these exploration activities together with others that may be entered into will impose financial requirements which will exceed our existing working capital. We may raise additional equity and/or debt capital, and we may farm-out certain of our projects to finance our continued participation in planned activities. However, if additional financing is not available, we may be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures, it may be necessary to:

1.	forfeit our interest in wells that are proposed to be drilled;

2.	farm-out our interest in proposed wells;

3.	sell a portion of our interest in prospects and use the sale proceeds to fund our participation for a lesser interest; and

4.	reduce general and administrative expenses.

Company Overview for the three months ended December 31, 2008

Our net loss for the three months ended December 31, 2008 was $15.5 million. We received only nominal revenues from our oil and natural gas activities while incurring substantial acquisition and exploration costs and overhead expenses which have resulted in an accumulated deficit through December 31, 2008 of $165.0 million. Effective December 1, 2008 we sold our revenue producing assets.

Comparison of the results of operations for the three months ended December 31, 2008 and December 31, 2007

Oil and Gas Revenue. For the three months ended December 31, 2008, oil and gas revenue was $0.1 million as compared to $0.5 million for the corresponding period in 2007. The decrease in revenue relates to the sale of 8 producing wells effective December 1, 2008, as well as the natural production decline in the wells. In the period ended December 31, 2008,  8 producing wells produced and sold 42,791 Mcf, and in the corresponding prior period 8 wells produced and sold 93,824 Mcf of natural gas and 20bbls of oil.

Costs and Expenses

Lease Operating Expenses. For the three months ended December 31, 2008, lease operating expenses increased to $0.4 million from $0.1 million for the corresponding period in 2007. This increase was primarily attributable to compressor rental charges in the Buckskin Mesa.

General and Administrative. During the three months ended December 31, 2008, general and administrative expenses decreased by $0.2 million as compared to the corresponding period in 2007. The following table highlights the areas with the most significant changes ($ in thousands):

	December 31,
	2008	2007	Change
Payroll	$815	$552	$263
Consulting fees	281	174	107
Stock based compensation	481	624	(143)
Legal	94	136	(42)
Travel	22	51	(29)
Investor relations	12	13	(1)
IT Maintenance & support	27	41	(14)
Audit fees	167	224	(57)
Insurance	130	60	70
Office operations	98	104	(6)
Other miscellaneous expenses	173	339	(166)
Overhead recovery	(182)	-	(182)

Total	$2,118	$2,318	$(200)

The decrease in general and administrative expenses in 2008 is primarily a result of decreases in audit fees, legal expenses, stock based compensation, travel and other miscellaneous expenses offset by increases in payroll and consulting expense.

Impairment of Oil and Gas Properties. Costs capitalized for properties accounted for under the full cost method of accounting are subjected to a ceiling test limitation to the amount of costs included in the cost pool by geographic cost center. Costs of oil and gas properties may not exceed the ceiling which is an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, impairment is recognized. During the three months ended December 31, 2008 we recognized impairment expense of $10.3 million as compared to $0.0 million during the corresponding period in 2007.

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion expense (“DD&A”) was $0.1 million in 2008 as compared to $0.3 million in 2007.

Interest Expense. During the quarter ended December 31, 2008, interest expense was $2.5 million, as compared to $2.8 million during the same period last year. Interest expense for the quarters ended December 31, 2008 and 2007 consisted of the following ($ in thousands):

	Three Months Ended December 31,
	2008	2007
Interest expense related to credit facility, convertible notes and other notes	$1,474	$1,510
Amortization of debt discounts, deferred financing costs	999	1,169
Interest on vendor obligations and other	11	106
Total	$2,484	$2,785

We expect that interest expense will decrease during the remainder of the fiscal year ending September 30, 2009, due to the fact that the interest rates on the majority of our debt portfolio are linked to indices that continue to benefit and enjoy lower interest rates as a result of the global credit crisis. In addition, issuances of our stock purchase warrants in connection with penalties and defaults will continue to yield lower interest expense as the value of our stock has continued to drop.

Net Loss. During the quarter ended December 31, 2008, we incurred a net loss of $15.5 million as compared to a net loss of $16.8 million during the quarter ended December 31, 2007.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2008, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have an accumulated deficit of $165.0 million and have a working capital deficit of approximately $10.2 million as of December 31, 2008. We are not in compliance with the covenants of several loan agreements, and have significant capital expenditure commitments. We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations. We are in default on certain obligations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operation

Colorado
In fiscal year 2009 we will focus on completing our five wells, and connecting them to the gathering system, followed by drilling nine additional obligation wells, which must be commenced by December 31, 2009. Completion of the gathering system and central facility for the Buckskin Mesa Project will also enable us to recomplete and hook-up one or more of the six additional shut-in gas wells acquired with the properties in 2006.

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

Australia
We plan to explore and develop portions of our undivided 50% working interest in our 7.0 million acre position in four exploration permits in the Beetaloo Basin project area located in the northern territory of Australia. During calendar year 2009, we plan to drill eight wells in the exploration permit blocks and shoot 800 kilometers of seismic. We anticipate that costs related to seismic acquisition, development of operational infrastructure, and the drilling and completion of wells over the nine months, will aggregate approximately $18.5 million relating to our 50% working interest.

Liquidity and Capital Resources

Our most recent quarter ended December 31, 2008 continued to be a period of transition for us. We disposed of our only revenue generating assets, and our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending September 30, 2009.

On November 10, 2008, we closed the sale of an undivided 25% interest in five wells drilled in Buckskin Mesa, in exchange for a $5.3 million cash work commitment to complete certain of these wells. In addition, in December 2008, we completed the sale of our working interests in our eight producing wells operated by EnCana Oil & Gas (USA), Inc., for net cash proceeds of $2.3 million. As of December 31, 2008, we had a working capital deficit of $10.2 million.

In addition, as part of the Purchase and Sale Agreement with Falcon relating to our Buckskin Mesa property, Falcon obtained an option to acquire up to a 50% interest in our entire Buckskin Mesa Project, for total consideration of $28.5 million in cash or shares of Falcon common stock, and an $18.0 million work commitment ($9.0 million of which would be a carried interest for us). Further, Falcon may elect to become the operator of the Buckskin Mesa Project for an additional payment of $3.5 million. Falcon will have 60 days to determine whether it wishes to exercise the option after we have completed our testing program.  As of December 31, 2008, we have not been able to ascertain the likelihood as to whether or not Falcon will choose to exercise this option.

In October 2008, we and Global Project Finance AG (“Global”) agreed that under certain circumstances, we may reduce the outstanding balance under the credit facilities with Global by up to $20.0 million in exchange for securities in Falcon and our common stock.  If Falcon exercises its option to acquire a 50% interest in the Buckskin Mesa project and pays up to $10.0 million of the purchase price in Falcon convertible securities, we will assign to Global up to $10.0 million of such Falcon convertible securities, and pay the balance, if any, in cash, so that the total of the assigned Falcon securities and any cash payment equals $10.0 million.  Global has agreed to treat this assignment and payment as payment of $10.0 million against amounts owed under the Credit Facilities.   In addition, upon exercise of the option, we would issue to Global shares of our common stock valued at $10.0 million as payment of an additional $10.0 million against amounts owed under the credit facilities.

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

As of December 31, 2008, we had a working capital deficit of $10.2 million and unrestricted cash of $1.8 million, while at September 30, 2008 we had a working capital deficit of $3.9 million and cash of $1.0 million. The decreases in working capital are primarily attributable to minimal revenues from operations, continued expenses incurred related to drilling and exploration, as well as the increasing difficulty we have experienced in raising capital. In addition during the fiscal year ended September 30, 2008,  we had completed several property conveyances that temporarily reduced our working capital deficit. We do not expect our working capital deficit to decrease or cash balance to increase in the near future.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the three months ended December 31, 2008 and 2007 were as follows ($ in thousands):

	Three Months Ended December 31,
	2008	2007

Net cash used in operating activities	$(6,585)	$(3,678)
Net cash provided by (used in) investing activities	$2,189	$(486)
Net cash provided by financing activities	$5,207	$4,506

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities for the three months ended December 31, 2008 was primarily related to net proceeds of $2.3 million received from the sale of our 8 producing “Jolley” wells.   Net cash used in investing activities for three months ended December 31, 2007 related to cash received from the sale of oil and gas properties of $7.5 million, offset by cash used for additions to oil and gas properties of $7.9 million.

Net Cash Provided by Financing Activities.   Net cash provided by financing activities for the three months ended December 31, 2008 was comprised primarily of proceeds received related to the $5.0 million note payable associated with our Beetaloo transaction and the receipt of $0.3 million in borrowings from related parties. Net cash provided by financing activities for the three months ended December 31, 2007 was primarily comprised of borrowings of $8.8 million net of repayments of debt in the amount of $4.3 million.

Capital Requirements.
Uses of Cash for 2009 will be primarily for our drilling programs in the Piceance Basin and Australia. The following table summarizes our minimum drilling commitments for fiscal 2009 ($ in thousands)

Activity	Prospect	Aggregate Total Cost	Our Working Interest	Our Share
Drill and complete 4 wells	Buckskin Mesa	$9,200	100%	$9,200
Drill and complete 4 wells (a)	Piceance II	6,400	37.5%	2,400
Drill and complete 4 wells (b)	Beetaloo	13,800	50%	6,900
Total		$29,400		$18,500

(a)	Our proportionate share of the total commitment assumes our working interest partners pay their proportionate share. Should we not drill these wells we will incur a penalty of $.03 million.
(b)	Represents our obligation related to our undivided 50% interest.

Financing. During the quarter ended December 31, 2008, we entered into the following financing arrangements:

In October 2008, we entered into a secured loan agreement with Falcon, whereby Falcon agreed to advance to us up to $5.0 million. During October and November 2008, we received advances aggregating $5.0 million. The loan is secured by 14.5 million shares of Falcon common stock we received in consideration for our sale of a 50% working interest in four exploration permits in Australia. These shares have been pledged to Falcon under a pledge and security agreement. The loan carries interest at 10% payable in monthly installments and is due in full on April 30, 2009. Funds were used to satisfy various vendor obligations.

In December 2008,  we issued $0.2 million in convertible debentures to three related parties. The debentures bore interest at interest at 15%. The debenture holders were issued 0.5 million warrants to purchase our common stock. Funds borrowed were used to fund the operations.

In December 2008, we borrowed $0.1 million from Global, a related party, under short term promissory notes which were unsecured and bore interest at 15%. Funds borrowed were used to fund the operations.

The continuation and future development of our business will require substantial additional capital expenditures. Meeting capital expenditure, operational, and administrative needs for the fiscal year ending September 30, 2009 will depend on our success in farming out or selling portions of working interests in our properties for cash and/or funding of our share of development expenses, the availability of debt or equity financing, and the results of our activities. To limit capital expenditures, we may form industry alliances and exchange an appropriate portion of our interest for cash and/or a carried interest in our exploration projects using farm-out arrangements. We may need to raise additional funds to cover capital expenditures. These funds may come from cash flow, equity or debt financings, a credit facility, or sales of interests in our properties, although there is no assurance additional funding will be available or that it will be available on satisfactory terms. The global credit crisis may impact our ability to raise additional funds. If we are unable to raise capital through the methods discussed above, our ability to execute our development plans will be greatly impaired. See the Going Concern section above.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP. We refer you to the corresponding section in Part II Item 7 and the notes to the consolidated financial statements of our Annual Report on Form 10K for the year ended September 30, 2008 for the description of critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

The FASB issued Statement No. 141 (revised 2007), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  SFAS No.141 R is effective for fiscal years beginning after December 15, 2008.  The Company does not believe that SFAS No. 141 R will have any impact on its financial statements.

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No.160 is effective for fiscal years beginning after December 15, 2008.  The Company does not believe that SFAS No. 160 will have any impact on its financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with

U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We adopted SFAS 162 in December 2008 and its adoption has had little to no effect on our financial reporting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Because of our lack of current lack of oil and gas production, we are not exposed to a great degree of market risk relating to the pricing applicable to our oil and natural gas production. However, our ability to raise additional capital at attractive pricing, our generate future revenues from oil and gas operations, our future profitability and future rate of growth all depend substantially upon the market prices of oil and natural gas, which fluctuate considerably. We expect commodity price volatility to continue. We do not currently utilize hedging contracts to protect against commodity price risk. As our oil and gas production grows, we may manage our exposure to oil and natural gas price declines by entering into oil and natural gas price hedging arrangements to secure a price for a portion of our expected future oil and natural gas production.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the first quarter ended December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our past filings with the SEC, management identified material weaknesses in our internal control over financial reporting for the years ended September 30, 2008, 2007 and 2006. The weaknesses that the Company previously disclosed related to (a) our lack of adequate processes for monitoring our financial reporting and accounting processes and our failure to conduct a comprehensive review of our account balances and transactions; (b) our lack of appropriate processes and procedures, including inadequate segregation of duties; and (c) our lack of appropriate processes and procedures in relation to the timely review of material documents and transactions for accounting and disclosure purposes. In order to remediate these material weaknesses management retained additional senior accounting staff and financial consultants and, during the third and fourth quarters of fiscal 2008, and into the first quarter of fiscal 2009, the Company designed and implemented improved processes and controls to ensure that (a) all material transactions are properly recorded, reviewed and approved; (b) all significant accounts are reconciled on a timely basis; (c) duties are properly segregated; and, (d) complex accounting issues are properly evaluated and accounted for in accordance with GAAP.

Management believes we now have sufficient individuals that collectively possess a strong background, experience and expertise related to accounting, SEC reporting and other finance functions. We now believe that the remediation steps taken in previous periods and through the quarter ended December 31, 2008, permitted observation over an appropriate period of time for us to conclude that our disclosure controls and procedures were effective as of December 31, 2008 to assure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the periods specified in the SEC's rules.

Notwithstanding the existence of these past material weaknesses in internal control, we believe that the consolidated financial statements fairly present, in all material respects, our condensed consolidated balance sheets as of December 31 and September 30, 2008 and the related condensed consolidated statements of operations, and cash flows for the three months ended December 31, 2008 and 2007 are in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of December 31, 2008, the Company is not a party to any legal or administrative actions or proceedings.

ITEM 1A. RISK FACTORS

Our viability will depend upon our ability to negotiate satisfactory arrangements with our creditors and vendors.

As of December 31, 2008, we have no revenue-producing assets and a working capital deficit of approximately $10.2 million.  In February 2009, we received extensions from several of our lenders allowing us to extend the due dates on scheduled interest payments until January 2010.  We will need to negotiate with other lenders for similar extensions and with vendors for extended and/or reduced payment terms in order to survive our existing cash shortage.  We cannot assure you that we will be able to do so.  If we are unsuccessful in these negotiation efforts, we may be unable to continue in existence.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2008, we issued 1.9 million shares of our common stock at $0.22 cents per share in connection with the receipt of an amendment to a letter of understanding between CCES and us, related to our property interests.

During the three months ended December 31, 2008, we issued 0.5 million warrants to purchase our common stock at $0.15 per share to three related parties, in connection with sale of $0.2 million in convertible debentures.

During the three months ended December 31, 2008 we issued 0.9 million warrants to purchase our common stock at prices ranging $.024 to $0.28 per share to the holders of our Series A 8.5% convertible debentures in connection with  the receipt of waivers related to our violation of certain debt covenants.

No underwriters were used in the above stock transactions.  The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933 as to these transactions, as the investors were either deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in the Company’s business or accredited investors.  Restrictive legends were placed on the certificates evidencing the securities issued in both of the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROHUNTER ENERGY CORPORATION

Date: February 17, 2009	By:	/s/ Charles B. Crowell
Charles B. Crowell
Chief Executive Officer

Date:

Date: February 17, 2009	By:	/s/ J. Chris Steinhauser
J. Chris Steinhauser
Chief Financial Officer

Date:

EXHIBIT INDEX

Regulation S-K Number	Exhibit

31.1	Rule 13a-14(a) Certification of Charles B. Crowell

31.2	Rule 13a-14(a) Certification of J. Chris Steinhauser

32.1	Certification of Charles B. Crowell Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2	Certification of J. Chris Steinhauser to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002