Form 10-Q
period 2009-03-31
PetroHunter Energy Corp
filed 2009-05-15
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
(303) 572-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                                                                                   Accelerated filer ☐
Non-accelerated filer ☐                                                                                     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of April 30, 2009, the registrant had 375,468,544 shares of common stock outstanding.

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

PETROHUNTER ENERGY CORPORATION

FORM 10-Q

FOR THE SIX MONTH PERIOD ENDED
MARCH 31, 2009

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2009	September 30, 2008
	( $ in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$874	$967
Receivables
Oil and gas receivables, net	—	193
GST receivable	240	504
Other receivables	—	12
Due from related parties	1,430	1,840
Marketable securities, available for sale	2,788	6,638
Restricted marketable securities	3,485	7,495
Assets held for sale	712	—
Joint interest billings	51	—
Prepaid expenses and other assets	62	273
TOTAL CURRENT ASSETS	9,642	17,922

Oil and Gas Properties, at cost under full cost method
Unevaluated properties	2,576	84,576
Evaluated properties	149,799	69,704
Accumulated depreciation, depletion amortization, and impairment	(149,799)	(56,928)
Net Oil and Gas Properties	2,576	97,352

Property and Equipment, at cost
Furniture and equipment, net	616	737
Other Assets
Restricted cash	524	524
Deposits and other assets	130	130
Deferred financing costs	776	1,388
Intangible asset	—	4,832
TOTAL ASSETS	$14,264	$122,885

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$6,070	$11,981
Notes payable — short-term	202	329
Notes payable — related party — short term-net	47,440	3,572
Accrued interest payable	1,098	166
Accrued interest payable — related parties	2,403	969
Contingent obligations	8,805	4,832
TOTAL CURRENT LIABILITIES	66,018	21,849

Long-Term Liabilities
Notes payable – related parties — net of discount	106	38,035
Convertible notes payable — net of discounts	611	325
Asset retirement obligation	612	114
Other	120	—
TOTAL LIABILITIES	67,467	60,323

Stockholders’ Equity
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; issued and outstanding 375,468,544 and 373,343,54 at March 31, 2009 and September 30, 2008, respectively	375	374
Additional paid-in-capital	214,630	212,308
Other comprehensive loss	(7,298)	(632)
Accumulated deficit	(260,910)	(149,488)
TOTAL STOCKHOLDERS’EQUITY (DEFICIT)	(53,203)	62,562
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14,264	$122,885
See accompanying notes to these unaudited consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008
		($ in thousands)
Revenue
Oil and gas revenue	$-	$496	$120	$1,003
Other revenue	-	150	1	150
Total Revenue	-	646	121	1,153

Costs and Expenses
Lease operating expenses	188	140	586	240
General and administrative	3,370	2,469	5,488	4,787
Impairment of oil and gas properties	83,094	-	93,362	-
Depreciation, depletion, amortization and accretion	63	221	130	483
Impairment of intangible asset	6,092	-	6,092	-
Total operating expenses	92,807	2,830	105,658	5,510
(Loss) From Operations	(92,807)	(2,184)	(105,537)	(4,357)

Other Income(Expense)
Loss on conveyance of property	-	-	(181)	(11,875)
Gain on foreign exchange	-	11	-	11
Interest income	5	2	11	27
Interest expense	(2,355)	(2,574)	(4,839)	(5,359)
Loss on sale of securities	-	(2,987)	-	(2,987)
Transaction loss	-	-	(122)	-
Total Other Income (Expense)	(2,350)	(5,548)	(5,131)	(20,183)

Net (Loss)	$(95,157)	$(7,732)	$(110,668)	$(24,540)

Net (loss) per common share — basic and diluted	$(0.25)	$(0.02)	$(0.30)	$(0.08)
Weighted average number of common shares outstanding — basic and diluted	375,446	316,978	375,011	312,610

See accompanying notes to these unaudited consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
       CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008
	($ in thousands)
Cash flows from operating activities
Net loss	$(110,668)	$(24,540)
Adjustments used to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,105	1,072
Depreciation, depletion, amortization and accretion	130	483
Impairment of oil and gas properties	93,362	-
Amortization of deferred financing costs	612	1,020
Impairment of contingent asset	6,092	-
Amortization of debt discount and beneficial conversion feature	1,377	1,180
Loss on marketable securities	-	2,987
Loss on conveyance of property	181	11,875
Warrants issued to settle interest costs	37	163
Other adjustments to reconcile to net loss	-	45
Changes in assets and liabilities:
Receivables	469	(315)
Prepaid expenses and other assets	(226)	70
Accounts payable and accrued expenses	(150)	1,898
Due to shareholder and related parties	410	-
Net cash used in operating activities	(6,269)	(4,062)

Cash flows from investing activities
Additions to oil and gas properties	(1,628)	(8,707)
Proceeds from sale of oil and gas properties	2,320	7,500
Proceeds from sale of marketable securities	683	2,541
Additions to furniture and equipment	(6)	(277)
Restricted cash	-	50
Net cash provided by investing activities	1,369	1,107

Cash flows from financing activities
Proceeds from the issuance of notes payable	-	1,250
Borrowing on short-term notes payable	-	850
Payments on short-term notes payable	(93)	(4,654)
Proceeds from related party borrowings	5,210	(519)
Payments on related party borrowing	(310)	1,170
Proceeds from issuance of convertible notes	-	6,330
Net cash provided by financing activities	4,807	4,427
Net increase (decrease) in cash and cash equivalents	(93)	1,472
Cash and cash equivalents, beginning of period	967	120
Cash and cash equivalents, end of period	$874	$1,592

Supplemental schedule of cash flow information
Cash paid for interest	$422	$16

See accompanying notes to these unaudited consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization and Business Activities

The interim consolidated financial statements of PetroHunter Energy Corporation (“we,” “us,” “our,” or the “Company”) are unaudited and contain all adjustments necessary for a fair statement of the results for the interim period presented. Results for interim period are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in crude oil and natural gas commodity prices, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition,  and our ability to obtain additional capital. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2008.

We are a global oil and gas exploration and production company committed to developing primarily unconventional natural gas and oil prospects.  As of March 31, 2009, we owned properties in Rio Blanco, Garfield and Mesa Counties Colorado, and in the Northern Territory, Australia.  We have drilled five wells on our 20,000 acre Buckskin Mesa property located in Rio Blanco County, Colorado. All five wells are drilled and cased, and three of the five are completed and shut in. In the Southern Piceance Basin, we own 1,074 gross acres and 402 net acres located in Garfield and Mesa Counties, Colorado.  During the six months ended March 31, 2009, we sold our working interests in eight wells which were operated by EnCana Oil & Gas USA (“EnCana”) with an effective date of December 1, 2008. In March, 2009 we sold our land position in Montana which included 15,991 net undeveloped acres in the Bear Creek area.   In Australia, we have an undivided 50% working interest in four exploration permits that comprise 7.0 million net acres. We have drilled one test well on our property in the Northern Territory.

Note 2 - Summary of Significant Accounting Policies

Basis of Accounting and Estimates – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of PetroHunter Operating Company and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which may affect the amount at which oil and natural gas properties are recorded. For the unevaluated properties, the Company evaluates the possibility of potential impairment on a quarterly basis.  The computation of share based compensation expense requires assumptions such as volatility, expected life and the risk-free interest rate. Our estimates related to changes in the market value of securities held by the us requires reliance on several input variables including fluctuations in value of the US dollar versus foreign currencies,  and  it is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.

Going Concern - As reported in the accompanying consolidated financial statements, as of March 31, 2009, we have an accumulated deficit of $261 million and a working capital deficit of $56.4 million. As of March 31, 2009 we had no revenue producing assets. As noted in the report of the independent registered public accounting firm on our September 30, 2008 financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Fair values of assets and liabilities measured on a recurring basis as of March 31, 2009 included available for sale securities unrestricted and restricted, recorded at a fair value of $6.3 million which had quoted prices in active markets for identical assets (level 1) of $6.3 million.

Guarantees – As part of a Gas Gathering Agreement we have with CCES Piceance Partners I, LLC (“CCES”), we have guaranteed that, should there be a mutual failure to execute a formal agreement for long-term gas gathering services in the future, we will repay CCES for certain costs they have incurred in relation to the development of a gas gathering system and repurchase certain gas gathering assets we sold to CCES.  We have accounted for this guarantee using FASB Interpretation No. 45 as amended,  Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others  (“FIN 45”) ,  which requires us to recognize a liability for the obligations undertaken upon issuing the guarantee in order to have a more representative and faithful depiction of the guarantor’s liabilities.  As of March 31, 2009, we have recognized a $6.8 million contingent purchase obligation related to this guarantee. (See Note 11.)

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

If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense. During the three and six months ended March 31, 2009, $83.1 million and $93.4 million in impairment was charged to expense. During the three and six months ended March 31, 2008, we recorded no impairment charge.

Loss Per Common Share – Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Convertible equity instruments such as stock options and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti-dilutive. The diluted weighted-average number of common shares outstanding excluded potential common shares from stock options and warrants of approximately  180 million shares and 140 million shares for the periods ended March 31, 2009 and 2008, respectively.

Liquidity - We hold working interests in undeveloped leases, and foreign exploration permits and we have participated in seismic surveys and the drilling of test wells on undeveloped properties. Based on our current financial position,  only seismic and drilling activity that is necessary to maintain current status on our licenses in Australia are planned for the remainder of 2009. We anticipate future exploration activities may impose financial requirements which may exceed our existing working capital. We may need to raise additional equity or enter into new borrowing arrangements to finance our continued participation in planned activities. Further, we have farmed-out certain of our projects.  However, if additional financing is not available, we may be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures, it may be necessary to forfeit our interest in proposed wells, farm-out our interest in proposed wells, sell a portion of our interests in prospects and use the sale proceeds to fund participation for a lesser interest, reduce general and administrative expenses, or a combination of all of these factors.

Marketable Securities – We have received marketable equity securities as consideration from the sale of certain of interests in our oil and gas properties, and account for them in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  As the shares we have received are available for sale in the short term, or may be used as collateral for future borrowings, we have accounted for them by marking them to market with unrealized gains and losses reflected as a component of Other Comprehensive Income, until such gains or losses become realized, when they are then recognized in our statement of operations. In addition, in circumstances where significant price declines are experienced subsequent to the balance sheet date, we consider whether such declines are other than temporary, after considering our expected holding period, and may record a provision for impairment in the event we do not expect the value of the securities to recover from such a decline in market value. We consider our accounting for marketable securities to involve significant management judgment that is subject to estimation.

Reclassifications – Certain prior period amounts have been reclassified in the consolidated financial statements to conform with current period presentation. Such reclassifications have had no effect on the net loss.

Restricted Cash – Consists of certificates of deposit underlying letters of credit for exploration permits, state and local bonds and guarantees to vendors, as well as amounts received from a related party restricted for use in completing drilling on our Buckskin Mesa project.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2— “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. Management is currently evaluating the impact that the adoption of this FSP will have on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4— “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Management is currently evaluating the impact that the adoption of this FSP will have on our financial statements.

Supplemental Cash Flow Information.  Supplemental cash flow information for the six months ended March 31, 2009 and 2008, respectively, is as follows: (unaudited) ( in $ thousands)

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008

Supplemental disclosures of non-cash investing and financing activities
Contracts for oil and gas properties	$—	$(1,500)
Shares issued for debt conversion	$—	$6,834
Shares issued for commissions on offerings	$—	$56
Shares issued in connection with investor relations	$22	$—
Shares issued for property	$—	$9,000
Shares returned on property conveyance	$—	$(1,408)
Warrants issued for debt	$—	$3,757
Discount associated with beneficial conversion and detachable warrants	$—	$6,956
Marketable securities received from sale of oil and gas properties	$—	$5,529
Acquisition of oil and gas properties by exchange of joint interest billings, oil and gas receivables and accounts payable	$—	$12,707

Note 3 – Restricted Cash and Marketable Securities

As of March 31, 2009, long term restricted cash consists of $0.5 million in certificates of deposit underlying letters of credit for exploration permits, state and local bonds and guarantees to vendors.

As of March 31, 2009, we have recorded $2.8 million in available for sale marketable securities, and $3.5 million in restricted marketable securities on our consolidated balance sheet. Included in these amounts are 26.1 million shares of Falcon Oil and Gas Ltd. (“Falcon”) common stock received in connection with the sale of a 50% interest in our four exploration permits in Australia in October 2008.

The Falcon shares have been classified as follows as of March 31, 2009:

14.5 million shares are held in escrow at the direction of Falcon, and serve as collateral against $5 million we have borrowed from Falcon.

11.6 million shares have been made available for use as collateral against future borrowings.

Note 4 — Oil and Gas Properties

Oil and gas properties consisted of the following ($ in thousands):

	March 31, 2009	September 30, 2008
Oil and gas properties, at cost, full cost method	(unaudited)
Unproved United States	$-	$82,040
Unproved Australia	2,576	2,536
Proved, United States	149,799	69,704
	152,375	154,280
Less accumulated depreciation, depletion, amortization and impairment	(149,799)	(56,928)
Total	$2,576	$97,352

During the three-and six-month fiscal periods ended March 31, 2009, we have reclassified approximately $71.9 million in costs from unproved to proved properties within the US full cost pool.  The costs are associated with the Jolley and Buckskin Mesa areas.  The Company’s partner in the five Buckskin Mesa, Falcon chose not to exercise its option to participate in an additional 50% interest in the play rendering us unable to meet the capital obligations necessary to develop the acreage for mineral extraction. Thus we have recorded additional impairment in the amount of $83.1 million during the period ended March 31, 2009.

The following is a summary of depreciation, depletion, amortization and accretion, as reflected in the consolidated statements of operations (including depletion and amortization of oil and gas properties per thousand cubic feet of natural gas equivalent) for the six months ended ($ in thousands, except per thousand cubic feet):

	March 31, 2009	March 31, 2008

Depletion and amortization of oil and gas properties	$8	$351
Depreciation of furniture and equipment	121	131
Accretion of asset retirement obligation	4	2
Gain on asset retirement obligation	(3)	-
Total	$130	$484
Depletion and amortization per thousand cubic feet of natural gas equivalent	$2.59	$1.86

Due to our lack of working capital our ability to extract minerals associated with the assets in the US full cost pool became non-feasible.  As of March 31, 2009 the US full cost pool was fully impaired; therefore no depletion calculation was necessary. We recorded an impairment of $83.0 million and $93.4 million for the three and six months ended March 31, 2009.  For the six months ended March 31, 2008 there was no impairment loss recorded.

Included below is the description of significant oil and gas properties and their current status.

PICEANCE BASIN, COLORADO

Buckskin Mesa Project.  As of March 31, 2009, we have drilled five wells within our 20,000-acre Buckskin Mesa Project area.  All five wells are drilled and cased, and three of the five are completed and shut in. The first PetroHunter operated well, the Anderson 6-16, was drilled to a total depth of 10,785 feet through the Williams Fork, Cozzette, Corcoran, and Sego sands into the Cretaceous Mancos Shale. The initial well was followed in close succession with the drilling of the Anderson 13-10, the Lake 16-21, Anderson 4-21, and the Lake 6-22 wells. Completion operations have begun on the Lake 16-21, Lake 6-22, and the Anderson 6-16 wells.  Due to our financial position this play was deemed economically unfeasible as of March 31, 2009.

Piceance Project. We own an additional 1,074 gross acres and 402 net acres in the Piceance Basin. During the six months ended March 31, 2009, we sold our 50% working interests in our 8 producing wells located in this area of Garfield, and Mesa Counties, Colorado for $2.3 million.  Related to this sale, we have recorded a loss on the conveyance during the six months ended March 31, 2009 of approximately $0.2 million.

AUSTRALIA

Northwest Shelf Project. In March 2007, Sweetpea Petroleum (“Sweetpea”) acquired Exploration Permit #WA-393-P in the Barrow Sub-Basin of the Carnavon Basin on the Northwest Shelf of Australia.  Subsequently, Sweetpea acquired the available seismic on and adjacent to the permit and mapped four stratigraphic horizons. Initial seismic mapping of the permit area demonstrates three structures: one structure entirely on the block and two partially on the block in water depths of approximately 600 feet. These structures are within about 80 kilometers of the major discovery in the Triassic Mungaroo Formation at the Chevron Clio-1 well on the Northwest Shelf in this basin, which occur in deeper water depths of about 3,000 feet. Additional geophysical analysis and mapping are ongoing on the block. As of March 31, 2009, our permit has expired, we have requested a two year extension and are currently awaiting a response from the Australian government.

Beetaloo Basin Project. Sweetpea also has four exploration permits in the Northern Territory, comprising the Beetaloo Basin Project. In September 2007, Sweetpea drilled and cased one well the Shenandoah #1 to a total depth of 1,555 meters (4,740 feet) in the area covered by Exploration Permit (“EP”) 98 in the Beetaloo Basin. The test was a twin (50 meter distance) from the Balmain #1 well and was designed to test the Bessie Creek Formation at a depth of approximately 3,000 meters. The well was completed to the drilled depth of 1,555 meters and cased, in anticipation of later completing the well to the targeted total depth.  It is expected that this well will be deepened to evaluate the petroleum potential there.  Subject to available capital we are obligated to attempt to drill four wells prior to December 31, 2009, to fulfill our obligations under EP 98 and EP 117, with additional activity planned for EP 76 and EP 99.  We have requested that our current drilling commitments be reduced by the Australian government, we have not received confirmation that our obligations under these permits will be reduced.

During the six months ended March 31, 2009, we sold a 50% interest in our exploration permits to Falcon, a related party.  Subsequent to the end of the period we entered into a non-binding letter of intent to sell an additional 25% interest in our four exploration permits.  (See Note 12.)

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

A reconciliation of the Company’s asset retirement obligation liability is as follows ($ in thousands):

	March 31, 2009	September 30, 2008
Beginning asset retirement obligation	$108	$136
Liabilities settled	—	(16)
Revisions to estimates	504	(14)
Accretion expense	—	8
Ending asset retirement obligation	$612	$114

As the five Buckskin Mesa wells proved to be uneconomic, a revised estimate has been calculated for plugging fees and the liability was updated.

Note 6 — Notes Payable

Notes payable as of March 31, 2009 and September 30, 2008 are summarized below ($ in thousands):
	March 31, 2009	September 30, 2008
Short-term notes payable	(unaudited)
Installment loan	$125	$199
Other	25	—
Vendor	52	130
Notes payable – short-term	$202	$329
Note payable – related party – short term
Falcon Energy	$5,000	$—
Bruner Family Trust	2,722	2,722
Global Project Finance	40,650	850
Discount on notes payable	(932)	—
Notes payable – related party – short, term	$47,440	$3,572
Long-term notes payable – related party — net
Bruner Family Trust	106	106
Global Project Finance	—	39,800
Other	—	146
Discount on notes payable	—	(2,017)
Long-term notes payable – related party — net	$106	$38,035
Convertible debt	6,956	6,956
Discount on convertible debt	(6,345)	(6,631)
Convertible debt — net	611	325
Other
Capital lease	$120	$—

During the three months ended March 31, 2009, we issued an 18% subordinated debenture in the amount of $0.03 million to a shareholder of the Company in exchange for the relief of amounts due the shareholder. The subordinated debenture is collateralized by an interest in .01 million shares of Falcon common stock held by us as unrestricted marketable securities. In connection with the issuance of the debenture, we issued 0.07 million warrants to purchase our common stock at $0.15 per share, which expire in January 2010.  The debenture was initially due on April 15, 2009 and has been extended by the lender through May 15, 2009.

During the six months ended March 31, 2009, we issued three subordinated convertible debentures totaling $0.2 million to two related parties. These debentures bore interest at 15% per annum and were due in May 2009. We issued 0.5 million warrants to purchase our common stock at $0.15 per share in connection with these debentures. (See Note 9)   These debentures along with all related accrued interest were repaid in January 2009.

During the six months ended March 31, 2009, we issued a promissory note in the amount of $0.1 million to a related party. This note bore interest at 15% per annum as of March 31, 2009 we have repaid this note and all accrued interest.

During the six months ended March 31, 2009, we entered into a secured loan agreement with Falcon (“Falcon Loan”). Under the terms of the loan agreement, Falcon agreed to advance to us $5.0 million.  The loan is secured by 14.5 million shares of Falcon common stock we had received as consideration in relation to the sale of a 50% working interest in our four exploration permits in Australia to Falcon. The shares have been pledged under a Pledge and Security Agreement and are classified as restricted marketable securities on the accompanying consolidated balance sheet. The Falcon Loan is also secured by a first position security interest in our five well bores in our Buckskin Mesa project.

As of March 31, 2009, we received waiver and release from the Bruner Family Trust related to our covenant violations and in relation to our default and failure to make scheduled interest payments.

Our largest creditor, Global, had previously granted us waiver of covenant violations and default and failure to make interest payments. This waiver remains in effect through January 1, 2010.

Subsequent to March 31, 2009, we have received a waiver of covenant violations and default and failure to make interest payments from the holders of our 8.5% convertible debentures. (See Note 12.)

Note 7 — Stockholders’ Equity

We have authorized 1 billion shares of common stock and 100 million shares of preferred stock. No preferred stock was issued or is outstanding as of March 31, 2009.

During the six months ended March 31, 2009,  we issued 1.9 million shares of our common stock at $0.22 cents per share in connection with the receipt of an amendment to a letter of understanding between Clear Creek Energy Services “CCES” and us, related to our property interests. Under the terms of the agreement CCES agreed to allow Falcon to exercise an additional option for and additional working interest in our Buckskin Mesa project, should Falcon choose to do so.

During the three months ended March 31, 2009, we issued 0.25 million shares of our common stock at $0.09 cents per share in connection with investor relation services.

Note 8 — Share-Based Compensation

During the six months ended March 31, 2009, we granted an extension allowing for the continuation of the vesting of options related to a consultant of the Company whose tenure with the Company was terminated in December 2008.

During the six months ended March 31, 2009, we granted the acceleration of the vesting of 0.1 million unvested options granted to a consultant in August 2008.

During the three months ended March 31, 2009, we granted continuance of 8.4 million options for employees and consultants of the Company who were to be separated from the Company as of March 31, 2009.

The fair value of each share-based award under all plans is estimated on the date of grant or amendment using a Black-Scholes pricing model that incorporates the assumptions noted in the following table for the six months ended March 31, 2009:

Expected option term – years	1.75-3.5
Risk-free interest rate	1%-1.69%
Expected dividend yield	0
Weighted average volatility	98.84%

The following table sets forth stock options outstanding under our 2005 stock option plan as of March 31, 2009   (shares in thousands):

	Number of Shares	Weighted-Average Exercise Price
Options Outstanding – September 30, 2008	34,170	$0.90
Granted	-	-
Forfeited	(170)	$1.87
Expired	-	-
Options outstanding — March 31, 2009	34,000	$.90
Options exercisable — March 31, 2009	20,454	$.99

Compensation Expense – Stock-based employee and non-employee compensation expense of $1.6 and $2.1 million was charged to operations during the three months and six months ended March 31, 2009.  Stock based employee and non-employee compensation expense of $0.5 million and $1.1 million was charged to operations during the three and six months ended March 31, 2008.  Stock-based compensation has been included in general and administrative expenses in the consolidated statements of operations.

Note 9 — Common Stock Warrants

During the six months ended March 31, 2009, we issued 0.5 million warrants to purchase our common stock at $0.15 per share to three related parties, in connection with sale of $0.2 million in convertible debentures (see Note 6). The warrants issued have a one year term and the total value of $0 million as calculated under the Black-Scholes method.

During the six months ended March 31, 2009,  we issued a total of  0.92 million warrants to purchase our common stock at prices ranging $0.24 to $0.28 per share to the holders of our Series A 8.5% convertible debentures in connection with our default and failure to make scheduled interest payments. In addition these warrants were issued as consideration for the receipt of waivers related to our violation of certain debt covenants. These warrants expire in November 2012 and had a total value of $0 million as calculated under the Black-Scholes method.

During the three months ended March 31, 2009, we issued .07 million warrants to purchase our common stock at $0.15 per share, which expire in January 2010 in connection with a convertible debenture issued to a shareholder of the Company. (See Note 6.)

The following stock purchase warrants were outstanding at March 31, 2009 and September 30, 2008 (warrants in thousands):

	March 31, 2009	September 30, 2008
Number of warrants	137,282	135,754
Exercise price	$0.15 - $2.10	$0.21 - $2.10
Expiration date	2009 - 2012	2011 - 2012

Note 10 — Related Party Transactions

During the six months ended March 31, 2009, we issued three subordinated debentures in the total amount of $0.2 million to related parties. These debentures bore interest at 15% per annum and were due in May 2009. We issued 0.5 million warrants to purchase our common stock at $0.15 per share in connection with these debentures. (See Notes  6 and 9.)  These debentures and all related accrued interest have been repaid as of March 31, 2009.

During the six months ended March 31, 2009, we issued a promissory note in the amount of $0.1 million to a related party. This note bore interest at 15% per annum. As of March 31, 2009, the note and all accrued interest have been repaid.

During the six months ended March 31, 2009, we entered into a loan agreement with Falcon for proceeds of $5.0 million.  The Falcon Loan is secured by a mortgage on our Buckskin Mesa Wells as defined in the Buckskin Mesa Purchase and Sale Agreement dated August 22, 2008, as well as a pledge of shares of Falcon common stock received in connection with our sale of a 50% interest in our Beetaloo Basin property.

During the six months ended March 31, 2009, we sold a 25% interest in five drilled but uncompleted wells in our Buckskin Mesa Project to Falcon. Under the terms of the agreement, Falcon deposited $7.0 million into escrow, of which $5.3 million was to be used for testing and completion costs on these wells.  In February 2009, Falcon elected to not participate in an additional 50% of our Buckskin Mesa project. (See Note 4.)

As of March 31, 2009 we have recorded both restricted and unrestricted marketable securities totaling $6.3 million in aggregate on our consolidated balance sheet. These securities were received from a related party, Falcon, pursuant to the sale of a 50% interest in four exploration permits in Australia.

Note 11 — Commitments and Contingencies

CCES - On April 11, 2008, we closed the sale of certain natural gas gathering assets for $0.7 million in cash consideration, and simultaneously entered into a Gas Gathering Agreement with CCES Piceance relating to the initial phase of our gas gathering system project.  These agreements formalize and expand upon a Letter of Understanding (“LOU”) between the parties which contemplates a dedicated relationship with CCES in the development of a gas gathering system and the provision of Gas Gathering Services within our Buckskin Mesa Project area (the “CCES Agreements”). In addition to customary terms and conditions, the CCES Agreements include a guarantee (the “Guarantee”) from us to CCES regarding their increasing financial commitments as they are incurred in relation to the development of the gas gathering system, including our contingent repurchase of the gas gathering assets we sold to CCES.  The triggering event for the Guarantee is contingent upon our mutual failure to execute a formal agreement for long-term gas gathering services in the future (the “Second Phase Midstream Services Agreement”).  The resolution of this contingency is dependent upon, among other things, gas production levels from the initial phase gas gathering system for our Buckskin Mesa Project. Per the agreement should we fail to execute a mutually agreeable long-term contract, CCES had the right to invoice us for their incurred costs and demand repayment within 20 days of our receipt of the Demand Invoice.  To secure our Guarantee, we have executed a Promissory Note for an amount up to $11.5 million, secured by second deeds of trust on our Colorado properties.  The amount of the Guarantee is variable, based upon the underlying incurred costs by CCES as defined in the CCES Agreements.

As of March 31, 2009, the liabilities associated with the construction of this gathering system amounted to approximately $6.8 million. We have accounted for our Guarantee under the requirements of FASB Interpretation (“FIN”) 45.  As of March 31, 2009, we have recorded all amounts due as current contingent liabilities in our financial statements, to reflect our Contingent Purchase Obligation relating to the Guarantee. In February 2009, completion of this gathering system became economically unfeasible for us. We are currently in negotiations with CCES and other third parties to address this liability.

As we have deemed that the completion of this gathering system is economically unfeasible for us as of March 31, 2009, we have impaired approximately $6.1 million in value related to the asset component of the gathering system. We have deemed there to be approximately $0.7 million in assets for which we may recoup some value either through a sale to a third party or for which CCES may find an alternate use.  These costs been classified as assets held for sale in accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Daniels Petroleum – In September 2008, our August 2005 Exploration and Development agreement with Daniels Petroleum was amended.  In accordance with this latest amendment, we committed to drill and or commence drilling four wells in the Buckskin Mesa no later than July 2009.  The penalty for failing to commence drilling by July 31, 2009 was prescribed to be no less than $0.5 million per well. As a result of our current liquidity issues, it appears highly unlikely that we will be able to commence the drilling of the wells prior to July 2009, therefore we have recorded the maximum penalty of $2.0 million as a current liability as of March 31, 2009.

Note 12 — Subsequent Events

In April 2009, we entered into a non-binding letter of intent with Falcon to sell an additional 25% interest in our four exploration permits in the Beetaloo Basin in Australia. In consideration for the sale of the 25% interest Falcon would relieve a $5 million note payable we currently owe to them. The relief of this note allows us to access the shares of Falcon that currently serve as collateral on this note.  As a component of the transaction, Falcon will also assume certain trade liabilities related to these permits and become the operator of record on the project.

In April 2009, we received several demand letters from creditors, asserting demands for payments of which we were in default.

In May 2009, we received waiver of default and covenant violations from the holders of our 8.5% convertible debentures. In connection with the receipt of this waiver we will grant to the noteholders 1.85 million warrants to purchase our common stock.

In May 2009, we received a final invoice from CCES, indicating amounts recorded as a contingent liabilities as of March 31, 2009 were due within 20 days of the receipt of the demand invoice. We have not resolved this issue but continue negotiations with CCES.  The management of CCES has indicated that no further definitive action will be taken until the ongoing negotiations have been completed.

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

Executive Summary

We are a global oil and gas exploration and production company committed to developing primarily unconventional natural gas and oil prospects.  As of March 31, 2009, we owned properties in Rio Blanco Garfield and Mesa Counties , Colorado, and in the Northern Territory, Australia.  We have drilled five wells on our 20,000 acre Buckskin Mesa property located in Rio Blanco County, Colorado. All five wells are drilled and cased, and three of the five are completed and shut in. In the Southern Piceance Basin, we own 1,074 gross acres and 402 net acres located in Garfield and Mesa Counties, Colorado.  During the six months ended March 31, 2009, we sold our working interests in eight wells which were operated by EnCana Oil & Gas USA (“EnCana”) with an effective date of December 1, 2008. In March, 2009 we sold our land position in Montana which included 15,991 net undeveloped acres in the Bear Creek area.   In Australia, we have an undivided 50% working interest in four exploration permits that comprise 7.0 million net acres. We have drilled one test well on our property in the Northern Territory.

During the six months ended March 31, 2009, Falcon our working interest partner in our Buckskin Mesa property, decided not to exercise its option to obtain an additional 25% interest in the prospect. Falcon’s decision not to exercise this option resulted in our recognition of significant impairment expense as the play became economically non-feasible for us. Additionally, Falcon’s decision not to exercise this option limited our opportunities, and compelled us to turn our focus on our prospects in Australia.

Results of Operations

The financial information with respect to the three and six months ended March 31, 2009 and March 31, 2008 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Industry Overview for the three months ended March 31, 2009

The three months ended March 31, 2009 saw weaker natural gas prices. The index price prevailing in the locale of our Piceance Basin project in Colorado, as quoted in Gas Daily as of March 31, 2009, was $3.94 per Mcf versus $10.84 per Mcf as of March 31, 2008 (assuming a BTU factor of 1.1).  Natural gas prices have been very volatile during 2009 year to date due to supply concerns earlier in the year, and more recently due to recession concerns arising from the current worldwide financial crisis.

In the future, we may need to raise capital, and due to the global credit crisis, funds may not be available, or if available, may be on unfavorable terms.  Based on our current financial position, only seismic and drilling activity that is necessary to maintain current licenses in Australia is planned for the remainder of 2009. It is anticipated that these exploration activities together with others that may impose financial requirements which will exceed our existing working capital. We may raise additional equity and/or debt capital, and we may farm-out certain of our projects to finance our continued participation in planned activities. However, if additional financing is not available, we may be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures, it may be necessary to:

1.	forfeit our interest in wells that are proposed to be drilled;

2.	farm-out our interest in proposed wells;

3.	sell a portion of our interest in prospects and use the sale proceeds to fund our participation for a lesser interest; and

4.	reduce general and administrative expenses.

Company Overview for the three and six months ended March 31, 2009 and 2008

Our net losses for the three and six months ended March 31, 2009 were $95.2 million and $110.7 million, respectively. We received only nominal revenues from our oil and natural gas activities while incurring substantial impairment charges and overhead expenses which have resulted in an accumulated deficit through March 31, 2009 of $261 million. We sold our only revenue producing assets during the six months ended March 31, 2009.

Comparison of the results of operations for the three and six months ended March 31, 2009 March 31, 2008

Oil and Gas Revenue. For the three months ended March 31, 2009, oil and gas revenue was nil as compared to $0.65 million for the corresponding period in 2008. The decrease in revenue relates to the sale of our 8 producing wells effective December 1, 2008.

For the six months ended March 31, 2009, revenue was $0.1 million compared to approximately $1.2 million for the corresponding period in 2008. The decrease in revenue relates to the factors as discussed above as well as the natural production decline in the wells, coupled with decreased pricing.

Costs and Expenses

Lease Operating Expenses. Lease operating expenses were $0.2 million and $0.6 million during the three and six month periods ended March 31, 2009, compared to $0.1 million and $0.2 million in the comparable prior periods.  This increase is primarily attributable to compressor rental charges in the Buckskin Mesa.

General and Administrative. During the three and six months ended March 31, 2009, general and administrative expense was $3.4 million and $5.5 million as compared to $2.5 million and $4.8 million in the comparable prior period.

The following table highlights the areas with the most significant changes ($ in thousands):

	Three Months ended March 31,		Six Months ended March 31,
	2009	2008	2009	2008
Personnel and contract services	$1,557	$909	$2,996	$1,793
Legal	123	140	217	392
Stock based compensation	1,624	599	2,105	1,072
Travel	9	22	18	74
Other	57	799	152	1,456

Total	$3,370	$2,469	$5,488	$4,787

The increase in general and administrative expenses in 2009 is primarily a result of increases in stock based compensation and rent expenses  as well as personnel and contract services, offset by decreases in legal expense, and other expense which had included among other items moving expenses in prior periods.

We anticipate that in future periods general and administrative expenses will be significantly less. As of March 31, 2009, we began to implement significant reductions in expense through reductions in staffing, and additional cost cutting measures.

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

During the three and six months ended March 31, 2009, we recognized impairment expense of $83.1 million and $93.4 million, respectively, as compared to Nil million and Nil during the corresponding prior periods.

Depreciation, Depletion, Amortization and Accretion. “DD&A” - During the three and six months ended March 31, 2009 we recognized  $0.1 million and $0.1 million of DDA, respectively, as compared to $0.2 million and $0.5 during the corresponding prior periods.

 Interest Expense. During the three and six months ended March 31, 2009, interest expense was $2.4 million and $4.8 million, respectively, as compared to $2.6 and $ 5.4 million during the corresponding prior periods.

The following table highlights interest expense for the three and six months ended March 31, ($ in thousands):

	3 Months ended March 31, 2009	3 months ended March 31, 2008	6 Months ended March 31, 2009	6 Months ended March 31, 2008
Interest expense related to credit facility, convertible notes and other notes	$1,354	$1,354	$2,828	$2,770
Amortization of debt discounts, deferred financing costs and accretion	990	885	1,989	2,200
Interest on vendor obligations and other	11	335	22	389

Total	$2,355	$2,574	$4,839	$5,359

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

Net Loss.  For the three and six months ended March 31, 2009  we incurred net losses of $95.2 million and $110.7 million as compared to net losses of $7.7 million and $24.5 million during the corresponding prior periods.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2008, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have an accumulated deficit of $261 million and have a working capital deficit of approximately $56.4 million as of March 31, 2009. We are not in compliance with the covenants of several loan agreements, and have significant capital expenditure commitments. We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations. We are in default on certain obligations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

Liquidity and Capital Resources

On November 10, 2008, we closed the sale of an undivided 25% interest in five wells drilled in Buckskin Mesa, in exchange for a $5.3 million cash work commitment to complete certain of these wells. In addition, in December 2008, we completed the sale of our working interests in our eight producing wells operated by EnCana Oil & Gas (USA), Inc., for net cash proceeds of $2.3 million. As of March 31, 2009, we had a working capital deficit of $57 million.

As part of the Purchase and Sale Agreement with Falcon relating to our Buckskin Mesa property, Falcon obtained an option to acquire up to a 50% interest in our entire Buckskin Mesa Project, for total consideration of $28.5 million in cash or shares of Falcon common stock, and an $18.0 million work commitment. In February 2009, Falcon elected not to exercise its option.

We have currently entered into a non-binding letter of intent with a related party, Falcon to sell an additional 25% interest in our four exploration permits in the Beetaloo Basin in Australia. In consideration for the sale of the 25% interest Falcon would relieve a $5 million note payable we currently owe to them. The relief of this note allows us to access the shares of Falcon that currently serve as collateral on this note.  As a component of the transaction, Falcon will also assume certain trade liabilities related to these permits and become the operator of record on the project.  This transaction would allow us to continue our work in the Beetaloo Basin in Australia, and it provides us with working capital.

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

As of March 31, 2009, we had a working capital deficit of $56.4 million and cash of $0.9 million, while at September 30, 2008 we had a working capital deficit of $3.9 million and cash of $1.0 million. The decrease in working capital is primarily attributable to the majority of our debt being reclassified from long term to current.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the six months ended March 31, 2009 and 2008 were as follows ($ in thousands):

	Six Months Ended March 31,
	2009	2008

Net cash (used in) operating activities	$(6,269)	$(4,062)
Net cash provided by investing activities	$1,369	$1,107
Net cash provided by financing activities	$4,807	$4,427

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by Investing Activities. Net cash provided by investing activities for the six months ended March 31, 2009 was primarily related to net proceeds of $2.3 million received from the sale of our 8 producing “Jolley” wells.   Net cash provided by investing activities for six months ended March 31, 2008 related to cash received from the sale of oil and gas properties of $7.5 million and the sale of trading securities of $2.5 million.

Net Cash Provided by Financing Activities.   Net cash provided by financing activities for the six months ended March 31, 2009 was comprised primarily of proceeds received related to the $5.0 million note payable associated with our Beetaloo transaction and the receipt of $0.3 million in borrowings from related parties net of repayments $.04 million. Net cash provided by financing activities for the six months ended March 31, 2008 was primarily comprised of borrowings of $9.6 million net of repayments of debt in the amount of $5.2 million.

Plan of Operation

We will continue to seek opportunities related to our interests and or in the acreage. We cannot say with any reasonable probability what the outcome of our ongoing efforts will be.

We plan to explore and develop portions of our undivided 50% working interest in our 7.0 million acre position in four exploration permits in the Beetaloo Basin project area located in the Northern Territory of Australia. Based on our current financial position only seismic and drilling activity that is necessary to maintain current license status in Australia is planned for the remainder of 2009.  We anticipate that costs related to seismic acquisition, development of operational infrastructure, and the drilling and completion of wells over the nine months, will aggregate approximately $18.5 million relating to our 50% working interest.  We have requested an extension and or reduction in commitments from the Australian government.

Capital Requirements.

As of March 31, 2009 and for the remainder of the calendar year 2009 we have obligations to drill and or commence drilling a total of 8 wells in Colorado for which, our ownership interests and corresponding obligations vary from 37.5% to 100%. Due to liquidity concerns we do not anticipate having the cash to meet these obligations. We are currently exploring all potential opportunities related to these commitments.

In Australia we have commitments to drill 4 wells in our Beetaloo Basin project during the remainder of the calendar year.

Subsequent to March 31, 2009, we entered in negotiations with the Australian Land authorities to reduce the drilling commitments that we had originally entered into related to our Beetaloo Basin Project. The outcome of these negotiations is not yet known; therefore a significant reduction in future capital expenditures may not necessarily result.

Financing. During the six months ended March 31, 2009, we entered into the following financing arrangements:

In October 2008, we entered into a secured loan agreement with Falcon, whereby Falcon agreed to advance to us up to $5.0 million. During October and November 2008, we received advances aggregating $5.0 million. The loan is secured by 14.5 million shares of Falcon common stock we received in consideration for our sale of a 50% working interest in four exploration permits in Australia. These shares have been pledged to Falcon under a pledge and security agreement. The loan carries interest at 10% payable in monthly installments and was due in full on April 30, 2009. Funds were used to satisfy various vendor obligations. As we have entered into a non-binding letter of intent to sell an additional 25% interest in our four exploration permits in the Beetaloo Basin in exchange for the relief of this loan amount, the repayment of the loan has been suspended until the outcome of the negotiations becomes known.

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

In January, 2009 we converted $.025 in trade accounts payable into a convertible promissory note. This note bore interest at 18%. The noteholders were issued 0.07 million warrants to purchase our common stock.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP. We refer you to the corresponding section in Part II Item 7 and the notes to the consolidated financial statements of our Annual Report on Form 10K for the year ended September 30, 2008 for the description of critical accounting policies and estimates

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2— “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. Management is currently evaluating the impact that the adoption of this FSP will have on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4— “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Management is currently evaluating the impact that the adoption of this FSP will have on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Because of our current lack of oil and gas production, we are not exposed to a great degree of market risk relating to the pricing applicable to our oil and natural gas production. However, our ability to raise additional capital at attractive pricing, our generate future revenues from oil and gas operations, our future profitability and future rate of growth all depend substantially upon the market prices of oil and natural gas, which fluctuate considerably. We expect commodity price volatility to continue. We do not currently utilize hedging contracts to protect against commodity price risk. As our oil and gas production grows, we may manage our exposure to oil and natural gas price declines by entering into oil and natural gas price hedging arrangements to secure a price for a portion of our expected future oil and natural gas production.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the quarter ended March 31, 2009, our Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management believes we now have sufficient individuals that collectively possess a strong background, experience and expertise related to accounting, SEC reporting and other finance functions. We now believe that the remediation steps taken in previous periods and through the quarter ended March 31, 2009, permitted observation over an appropriate period of time for us to conclude that our disclosure controls and procedures were effective as of March 31, 2009 to assure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the periods specified in the SEC's rules.

Notwithstanding the existence of these past material weaknesses in internal control, we believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheets as of March 31, 2009 and September 30, 2008 and the related consolidated statements of operations, and cash flows for the three and six months ended March 31, 2009 and 2008 are in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2009, the Company is not a party to any legal or administrative actions or proceedings.

ITEM 1A. RISK FACTORS

Our viability will depend upon our ability to negotiate satisfactory arrangements with our creditors and vendors.

As of March 31, 2009, we have no revenue-producing assets and a working capital deficit of approximately $57 million.  In May 2009, we received debt covenant waivers from several of our lenders allowing us to extend the due dates on scheduled maturities, and or to extend due dates on scheduled interest payments.  We will need to negotiate with other lenders for similar extensions and with vendors for extended and/or reduced payment terms in order to survive our existing cash shortage.  We cannot assure you that we will be able to do so.  If we are unsuccessful in these negotiation efforts, we may be unable to continue in existence.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, we issued 0.25 million shares of our common stock at $0.09 cents per share in connection with the investor relations services.

During the three months ended March 31, 2009, we issued 0.07 million warrants to purchase our common stock at $0.15 per share in connection with the issuance of $.025 million in convertible debentures.

During the three months ended March 31, 2009, we issued 0.9 million warrants to purchase our common stock at prices ranging $.024 to $0.28 per share to the holders of our Series A 8.5% convertible debentures in connection with  the receipt of waivers related to our violation of certain debt covenants.

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

PETROHUNTER ENERGY CORPORATION

By:	/s/ Martin Oring
Martin Oring
Chief Executive Officer

By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco
Principal Accounting Officer

Date: May 15, 2009

EXHIBIT INDEX

Regulation S-K Number	Exhibit

31.1	Rule 13a-14(a) Certification of Martin Oring

31.2	Rule 13a-14(a) Certification of Paul D. Maniscalco

32.1	Certification of Martin Oring Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2	Certification of Paul D. Maniscalco to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002