Form 10-Q
period 2009-06-30
PetroHunter Energy Corp
filed 2009-08-13
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
(303) 572-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                                                                                     Accelerated filer ☐
Non-accelerated filer ☐                                                                                     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of August 7, the registrant had 375,468,544 shares of common stock outstanding.

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

PETROHUNTER ENERGY CORPORATION

FORM 10-Q

FOR THE NINE MONTH PERIOD ENDED
JUNE 30, 2009

PETROHUNTER ENERGY CORPORATION
 CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2009	September 30, 2008
	( $ in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$58	$967
Receivables
Oil and gas receivables, net	—	193
GST receivable	1	504
Other receivables	—	12
Due from related parties	—	1,840
Marketable securities, available for sale	—	6,638
Restricted marketable securities	9,893	7,495
Assets held for sale	712	—
Joint interest billings	11	—
Prepaid expenses and other assets	319	273
TOTAL CURRENT ASSETS	10,994	17,922

Oil and Gas Properties, at cost under full cost method
Unevaluated properties	—	84,576
Evaluated properties	150,150	69,704
Accumulated depreciation, depletion amortization, and impairment	(150,150)	(56,928)
Net Oil and Gas Properties	—	97,352

Property and Equipment, at cost
Furniture and equipment, net	552	737
Other Assets
Restricted cash	101	524
Deposits and other assets	130	130
Deferred financing costs	502	1,388
Intangible asset	—	4,832
TOTAL ASSETS	$12,279	$122,885

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$2,938	$11,981
Notes payable — short-term	147	329
Notes payable — related party — short term-net	42,983	3,572
Accrued interest payable	1,224	166
Accrued interest payable — related parties	3,476	969
Contingent obligations	8,805	4,832
TOTAL CURRENT LIABILITIES	59,573	21,849

Long-Term Liabilities
Notes payable – related parties — net of discount	106	38,035
Convertible notes payable — net of discounts	765	325
Asset retirement obligation	620	114
Other	120	—
TOTAL LIABILITIES	61,184	60,323

Stockholders’ Equity
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; issued and outstanding 375,468,544 and 373,343,54 at June 30, 2009 and September 30, 2008, respectively	375	374
Additional paid-in-capital	214,824	212,308
Other comprehensive loss	(3,123)	(632)
Accumulated deficit	(260,981)	(149,488)
TOTAL STOCKHOLDERS’EQUITY (DEFICIT)	(48,905)	62,562
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,279	$122,885

See accompanying notes to these unaudited consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008
	($ in thousands except per share amounts)
Revenue
Oil and gas revenue	$8	$567	$128	$1,570
Other revenue	-	6	1	156
Total Revenue	8	573	129	1,726

Costs and Expenses
Lease operating expenses	2	164	588	404
General and administrative	607	2,511	6,095	7,298
Impairment of oil and gas properties	352	-	93,714	-
Depreciation, depletion, amortization and accretion	63	337	194	820
Impairment of intangible asset	-	-	6,092	-
Total operating expenses	1,024	3,012	106,683	8,522
(Loss) From Operations	(1,016)	(2,439)	(106,554)	(6,796)

Other Income(Expense)
Gain (Loss) on conveyance of property	3,410	(8,593)	3,229	(20,468)
Gain on foreign exchange	-	-	-	11
Interest income	1	6	13	33
Interest expense	(2,438)	(3,193)	(7,276)	(8,552)
Loss on sale of securities	(762)	-	(762)	(2,987)
Transaction loss	(21)	-	(143)	-
Total Other Income (Expense)	190	(11,780)	(4,939)	(31,963)

Net (Loss)	$(826)	$(14,219)	$(111,493)	$(38,579)

Net (loss) per common share — basic and diluted	$(0.00)	$(0.04)	$(0.30)	$(0.12)
Weighted average number of common shares outstanding — basic and diluted	375,468	324,147	375,164	317,811

See accompanying notes to these unaudited consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008
	($ in thousands)
Cash flows from operating activities
Net loss	$(111,493)	$(38,759)
Adjustments used to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,283	1,512
Depreciation, depletion, amortization and accretion	194	820
Impairment of oil and gas properties	93,714	-
Amortization of deferred financing costs	912	1,340
Impairment of contingent asset	6,092	-
Amortization of debt discount and beneficial conversion feature	2,072	1,783
Loss on marketable securities	762	2,987
(Gain) Loss on conveyance of property	(3,229)	20,468
Warrants issued to settle interest costs	54	495
Other adjustments to reconcile to net loss	-	45
Changes in assets and liabilities: Receivables	708	(381)
Prepaid expenses and other assets	46	(349)
Accounts payable and accrued expenses	(1,133)	(11,210)
Due from related parties	1,840	(967)
Net cash used in operating activities	(7,178)	(22,216)

Cash flows from investing activities
Additions to oil and gas properties	(1,988)	(14,838)
Proceeds from sale of oil and gas properties	2,320	26,922
Proceeds from sale of marketable securities	713	2,541
Additions to furniture and equipment	(6)	(324)
Restricted cash	423	75
Net cash provided by investing activities	1,462	14,376

Cash flows from financing activities
Proceeds from the issuance of notes payable	-	8,250
Borrowing on short-term notes payable	-	850
Payments on short-term notes payable	(93)	(6,088)
Proceeds from related party borrowings	5,210	1,170
Payments on related party borrowing	(310)	(2,097)
Proceeds from issuance of convertible notes	-	6,330
Net cash provided by financing activities	4,807	8,415
Net increase (decrease) in cash and cash equivalents	(909)	575
Cash and cash equivalents, beginning of period	967	120
Cash and cash equivalents, end of period	$58	$695

Supplemental schedule of cash flow information
Cash paid for interest	$422	$2,227

See accompanying notes to these unaudited consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization and Business Activities

The interim consolidated financial statements of PetroHunter Energy Corporation (“we,” “us,” “our,” or the “Company”) are unaudited and contain all adjustments necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in crude oil and natural gas commodity prices, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, and our ability to obtain additional capital. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2008.

We are a global oil and gas exploration and production company committed to acquiring and developing primarily unconventional natural gas and oil prospects.  As of June 30, 2009, we owned properties in Rio Blanco, Garfield and Mesa Counties, Colorado, and in the Northern Territory, Australia.  We have drilled one test well on our property in the Northern Territory. We have drilled five wells on our 20,000 acre Buckskin Mesa property located in Rio Blanco County, Colorado. All five wells are drilled and cased, and three of the five are completed and shut in. As of June 30, 2009, we owned 1,074 gross acres and 402 net acres in Garfield and Mesa Counties, Colorado.  Subsequent to June 30, 2009, we failed to meet certain drilling obligations, and as a result we lost our leases on this acreage (See Note 12).

In October 2008, we sold an undivided 50% interest in our four exploration permits comprising approximately seven million acres in the Beetaloo Basin of the Northern Territory, Australia to Falcon Oil & Gas Ltd. (”Falcon”),  a related party.  In December 2008, we sold our working interests in eight wells which were operated by EnCana Oil & Gas USA (“EnCana”).  In March 2009, we sold our land position in Montana which included 15,991 net undeveloped acres in the Bear Creek area.  In June 2009, we sold an additional undivided 25% working interest in our four exploration permits in the Beetaloo Basin of the Northern Territory, Australia to Falcon (See Note 10).

Note 2 - Summary of Significant Accounting Policies

Basis of Accounting and Estimates - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of PetroHunter Energy Corporation, and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which may affect the amount at which oil and natural gas properties are recorded. For the unevaluated properties, the Company evaluates the possibility of potential impairment on a quarterly basis.  The computation of share based compensation expense requires assumptions such as volatility, expected life and the risk-free interest rate. Our estimates related to changes in the market value of securities held by us requires reliance on several input variables including fluctuations in value of the US dollar versus foreign currencies,  and  it is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.

Going Concern - As of June 30, 2009, we have an accumulated deficit of $261.0 million and a working capital deficit of $48.6 million.  As of June 30, 2009, we had no revenue producing assets. As noted in the report of the independent registered public accounting firm on our September 30, 2008 financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern.

Contingencies - In accounting for legal matters and other contingencies we follow the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, under which loss contingencies are accounted for based upon the likelihood of an impairment of an asset or the occurrence of a liability. If a loss contingency is “probable” and the amount of the loss can be reasonably estimated, it is accrued.  If a loss contingency is “probable” but the loss cannot be reasonably estimated, disclosure is made. If a loss contingency is

“reasonably possible” disclosure is made, including a potential range of loss, if determinable. Loss contingencies that are “remote” are neither accounted for nor disclosed. Gain contingencies are given no accounting recognition until realized, but are disclosed if material.

Comprehensive Loss - Comprehensive loss consists of net losses on foreign currency translation adjustments and unrealized gains or losses on restricted and unrestricted marketable securities held by us. Comprehensive loss is presented net of income taxes in the consolidated statements of stockholders’ equity and comprehensive loss.

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

The Company has adopted the portion of SFAS No. 157 that has not been delayed by FSP FAS-157-2 as of the beginning of its 2009 fiscal year, and plans to adopt the balance of its provisions as of the beginning of its 2010 fiscal year. Items carried at fair value on a recurring basis (to which SFAS No. 157 applies in fiscal 2009) consist of restricted marketable securities based on quoted prices in active or brokered markets for identical as well as similar assets.

Fair values of assets and liabilities measured on a recurring basis as of June 30, 2009 included restricted marketable securities, recorded at a fair value of $9.9 million, which had quoted prices in active markets for identical assets (level 1) of $9.9 million.

Guarantees - As part of a gas gathering agreement we have with CCES Piceance Partners I, LLC (“CCES”), we had guaranteed that, should there be a mutual failure to execute a formal agreement for long-term gas gathering services in the future, we would repay CCES for certain costs they had incurred in relation to the development of a gas gathering system and repurchase certain gas gathering assets we sold to CCES.  We have accounted for this guarantee using FASB Interpretation No. 45 as amended,  Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others  (“FIN 45”) ,  which requires us to recognize a liability for the obligations undertaken upon issuing the guarantee in order to have a more representative and faithful depiction of the guarantor’s liabilities.  As of June 30, 2009, we have recognized a $6.8 million contingent purchase obligation related to this guarantee (See Note 11).

Impairment - SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, requires long-lived assets to be held and used to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use the full cost method of accounting for our oil and gas properties. Properties accounted for using the full cost method of accounting are excluded from the impairment testing requirements under SFAS No. 144. Properties accounted for under the full cost method of accounting are instead subject to SEC Regulation S-X Rule 4-10, Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975 (“Rule 4-10”). Rule 4-10 requires that each regional cost center’s (by country) capitalized cost, less accumulated amortization and related deferred income taxes not exceed a cost center “ceiling”. The ceiling is defined as the sum of:

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

If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense. During the three and nine months ended June 30, 2009, we recorded impairment charges of $0.4 million and $93.7 million.  During the three and nine months ended June 30, 2008, we recorded no impairment charges.

Loss Per Common Share - Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Convertible equity instruments such as stock options and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti-dilutive. The diluted weighted-average number of common shares outstanding excluded potential common shares from stock options and warrants of approximately 182 million shares and 175 million shares for the periods ended June 30, 2009 and 2008, respectively.

Liquidity - We hold working interests in undeveloped leases, and foreign exploration permits and we have participated in seismic surveys and the drilling of test wells on undeveloped properties. We plan to participate in exploration activities in our Beetaloo Basin project in Australia during calendar year 2009. We may need to raise additional equity or enter into new borrowing arrangements to finance our continued participation in these planned activities. Further, we have farmed-out certain of our projects. If additional financing is not available, we may be compelled to reduce the scope of our business activities. If we are unable to fund planned expenditures, it may be necessary to forfeit our interest in proposed wells, farm-out our interest in proposed wells, sell a portion of our interests in prospects and use the sale proceeds to fund participation for a lesser interest, reduce general and administrative expenses, or a combination of all of these factors.

Marketable Securities - We have received marketable equity securities as consideration from the sale of certain of interests in our oil and gas properties, and account for them in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  As the shares we have received may be available for sale in the short term, or may be used as collateral for future borrowings, we have accounted for them by marking them to market with unrealized gains and losses reflected as a component of Other Comprehensive Income, until such gains or losses become realized, when they are then recognized in our consolidated Statement of Operations. In addition, in circumstances where significant price declines are experienced subsequent to the balance sheet date, we consider whether such declines are other than temporary, after considering our expected holding period, and may record a provision for impairment in the event we do not expect the value of the securities to recover from such a decline in market value. We consider our accounting for marketable securities to involve significant management judgment that is subject to estimation.

Reclassifications - Certain prior period amounts have been reclassified in the consolidated financial statements to conform with current period presentation. Such reclassifications have had no effect on the net loss.

Restricted Cash - Consists of certificates of deposit, underlying letters of credit for exploration permits, state and local bonds and guarantees to vendors.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 - “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  Adoption of this FSP has not had material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4 - “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this FSP has not had material impact on our financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events. Under SFAS No. 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009. We adopted the provisions of SFAS No. 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company's financial statements taken as a whole. We evaluated all events or transactions that occurred from June 30, 2009 to August 13, 2009, the date that we issued these financial statements. During this period we did not have any material recognizable or non recognizable subsequent events.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R”), which change the way entities account for securitizations and special-purpose entities as follows:

SFAS No. 166 is a revision to FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.

SFAS No. 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance.

Both SFAS No. 166 and SFAS No. 167 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of SFAS No. 166 shall be applied to transfers that occur on or after the effective date. We will adopt both SFAS No. 166 and SFAS No. 167 on January 1, 2010, as required. We have not determined the impact adoption may have on our consolidated financial statements.

On June 29, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. We will adopt SFAS No. 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the Company's financial statements taken as a whole.

Supplemental Cash Flow Information.  Supplemental cash flow information for the nine months ended June 30, 2009 and 2008, respectively, is as follows (unaudited,  $ in thousands):

	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008

Supplemental disclosures of non-cash investing and financing activities
Contracts for oil and gas properties	$—	$(1,500)
Shares issued for debt conversion	$—	$6,834
Shares issued for commissions on offerings	$—	$56
Shares issued in connection with investor relations	$22	$—
Shares issued for property	$—	$9,000
Shares returned on property conveyance	$—	$(1,408)
Warrants issued for debt	$—	$3,757
Discount associated with beneficial conversion and detachable warrants	$—	$6,956
Marketable securities received from sale of oil and gas properties	$—	$5,529
Acquisition of oil and gas properties by exchange of joint interest billings, oil and gas receivables and accounts payable	$—	$12,707
Debt relief in connection with conveyance of properties to a related party	$(5,000)	$—
Accounts payable and other amounts relieved in connection with the sale of properties to a related party	$(2,481)	$—

Note 3 - Restricted Cash and Marketable Securities

As of June 30, 2009, long term restricted cash consists of $0.1 million in certificates of deposit underlying letters of credit for exploration permits, state and local bonds and guarantees to vendors.

As of June 30, 2009, we have recorded $9.9 million in restricted marketable securities on our Consolidated Balance Sheet. Included in this amount are 26 million shares of Falcon common stock received in connection with the sale of a 50% interest in our four exploration permits in the Beetaloo Basin, Australia in October 2008. The Falcon shares are restricted through an escrow agreement that restricts the timing of and quantity of the potential sale of the common stock (See Note 10).

Note 4 - Oil and Gas Properties

Oil and gas properties consisted of the following ($ in thousands):

	June 30, 2009	September 30, 2008
Oil and gas properties, at cost, full cost method	(unaudited)
Unproved United States	$-	$82,040
Unproved Australia	-	2,536
Proved, United States	150,150	69,704
	150,150	154,280
Less accumulated depreciation, depletion, amortization and impairment	(150,150)	(56,928)
Total	$-	$97,352

During the three-and nine-month fiscal periods ended June 30, 2009, we have reclassified approximately $0.4 million and $93.7 million in costs from unproved to proved properties within the US full cost pool.  The costs are associated with the Jolley and Buckskin Mesa prospects.  The Company’s partner in the five Buckskin Mesa wells, Falcon, chose not to exercise its option to participate in an additional 50% interest in the play in February 2009. Without Falcon or another partner we were unable to meet the capital obligations necessary to develop this acreage.

Due to our lack of working capital our ability to extract minerals associated with the assets in the US full cost pool became non-feasible.  As of June 30, 2009, the US full cost pool was fully impaired; therefore, we did not record depletion expense during the nine months ended June 30, 2009.  We recorded impairment expense of $ 0.4 million and $93.7 million for the three and nine months ended June 30, 2009.  For the three and nine months ended June 30, 2008 there was no impairment expense recorded.

Included below is the description of significant oil and gas properties and their current status.

PICEANCE BASIN, COLORADO

Buckskin Mesa Project.  As of June 30, 2009, we have drilled five wells within our 20,000-acre Buckskin Mesa Project area.  All five wells are drilled and cased, and three of the five are completed and shut in. The first PetroHunter operated well, the Anderson 6-16, was drilled to a total depth of 10,785 feet through the Williams Fork, Cozzette, Corcoran, and Sego sands into the Cretaceous Mancos Shale. The initial well was followed in close succession with the drilling of the Anderson 13-10, the Lake 16-21, Anderson 4-21, and the Lake 6-22 wells. Completion operations have begun on the Lake 16-21, Lake 6-22, and the Anderson 6-16 wells.  Due to our financial position this play was deemed economically unfeasible as of June 30, 2009.

Piceance Project. As of June 30, 2009, we owned an additional 1,074 gross acres and 402 net acres in the Piceance Basin. During the nine months ended June 30, 2009, we sold our 50% working interests in our 8 producing wells located in this area of Garfield and Mesa Counties, Colorado for $2.3 million.  Related to this sale, we recorded a loss on the conveyance during the nine months ended June 30, 2009 of approximately $0.2 million. Subsequent to the end of the period we failed to meet our drilling obligations and lost the leases on this acreage (See Note 12).

AUSTRALIA

Northwest Shelf Project. In March 2007, our subsidiary, Sweetpea Petroleum Pty Ltd (“Sweetpea”), acquired Exploration Permit #WA-393-P in the Barrow Sub-Basin of the Carnavon Basin on the Northwest Shelf of Australia.  Subsequently, Sweetpea acquired the available seismic on and adjacent to the permit and mapped four stratigraphic horizons. Initial seismic mapping of the permit area demonstrates three structures: one structure entirely on the block and two partially on the block in water depths of approximately 600 feet. These structures are within about 80 kilometers of the major discovery in the Triassic Mungaroo Formation at the Chevron Clio-1 well on the Northwest Shelf in this basin, which occur in deeper water depths of about 3,000 feet. As of June 30, 2009, our permit has expired. We are attempting to obtain an extension of this permit.

Beetaloo Basin Project. Sweetpea also has four exploration permits in the Northern Territory, comprising the Beetaloo Basin Project. In September 2007, Sweetpea drilled and cased one well the Shenandoah #1 to a total depth of 1,555 meters (4,740 feet) in the area covered by Exploration Permit (“EP”) 98 in the Beetaloo Basin. The test was a twin (50 meter distance) from the Balmain #1 well and was designed to test the Bessie Creek Formation at a depth of approximately 3,000 meters. The well was completed to the drilled depth of 1,555 meters and cased, in anticipation of later completing the drilling of the well to the targeted total depth.

Effective October 1, 2008, we assigned 50% of our working interest in the four exploration permits covering the seven million acres in the Beetaloo Basin, to Falcon.

Effective June 11, 2009, we assigned an additional 25% of our working interest in these four exploration permits to Falcon.  With the assignment of this additional 25% working interest, Falcon’s Australian subsidiary has assumed the role as operator on this prospect.

We had been obligated to attempt to drill four wells in the Beetaloo prior to December 31, 2009, to fulfill our obligations under EP 98 and EP 117, with additional activity planned for EP 76 and EP 99.  Application to reduce these drilling commitments has been lodged with the Australian government. As of June 30, 2009 we have not received confirmation that the obligations under these permits will be reduced.

In addition to the Beetaloo Basin and Northwest Shelf projects, we have also applied for two additional exploration permits in the Northern Territory in Australia covering an additional 1.5 million acres, which are adjacent to our Beetaloo Basin Project acreage. As of June 30, 2009, we have not received confirmation that these permits have been granted to us.

Note 5 - Asset Retirement Obligation

The Company recognizes an estimated liability for future costs associated with the abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is completed or acquired. The increase in carrying value is included in proved oil and gas properties in our Consolidated Balance Sheets. The Company depletes the amount added to proved oil and gas property costs and recognizes accretion expense in connection with the discounted liability over the remaining estimated economic lives of the respective oil and gas properties.

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

A reconciliation of the Company’s asset retirement obligation liability is as follows, ($ in thousands):

	June 30, 2009	September 30, 2008
Beginning asset retirement obligation	$114	$136
Liabilities settled	—	(16)
Revisions to estimates	499	(14)
Accretion expense	7	8
Ending asset retirement obligation	$620	$114

The five Buckskin Mesa wells proved to be uneconomic and accordingly, a revised estimate has been calculated for plugging fees and the liability was updated as of June 30, 2009.

Note 6 - Notes Payable

Notes payable as of June 30, 2009 and September 30, 2008 are summarized below ($ in thousands):

	June 30, 2009	September 30, 2008
Short-term notes payable	(unaudited)
Installment loan	$88	$199
Other	20	—
Vendor	39	130
Notes payable – short-term	$147	$329
Note payable – related party – short term
Bruner Family Trust	$2,722	$2,722
Global Project Finance	40,650	850
Discount on notes payable	(389)	—
Notes payable – related party - short, term	$42,983	$3,572
Long-term notes payable – related party - net
Bruner Family Trust	$106	$106
Global Project Finance	—	39,800
Other	—	146
Discount on notes payable	—	(2,017)
Long-term notes payable – related party - net	$106	$38,035
Convertible debt	$6,956	$6,956
Discount on convertible debt	(6,191)	(6,631)
Convertible debt - net	$765	$325
Other
Capital lease	$120	$—

During the nine months ended June 30, 2009, we issued an 18% subordinated debenture in the amount of $0.03 million to a shareholder of the Company in exchange for the relief of amounts due the shareholder. The subordinated debenture is collateralized by an interest in .01 million shares of Falcon common stock held by us as unrestricted marketable securities. In connection with the issuance the debenture we issued 0.07 million warrants to purchase our common stock at $0.15 per share, which expire in January 2010.  The debenture was due on April 15, 2009. We are currently in default under the terms of the debenture agreement.

During the nine months ended June 30, 2009, we issued three subordinated convertible debentures totaling $0.2 million to two related parties. These debentures bore interest at 15% per annum and were due in May 2009. We issued 0.5 million warrants to purchase our common stock at $0.15 per share in connection with these debentures (See Note 9).   These debentures along with all related accrued interest were repaid in January 2009.

During the nine months ended June 30, 2009, we issued a promissory note in the amount of $0.1 million to a related party. This note bore interest at 15% per annum.  As of June 30, 2009 we have repaid this note and all accrued interest.

During the nine months ended June 30, 2009, we entered into a secured loan agreement with Falcon (“Falcon Loan”). Under the terms of the loan agreement, Falcon agreed to advance to us $5.0 million.  This loan was secured by 14.5 million shares of Falcon common stock we had received as consideration in relation to the sale of a 50% working interest in our four exploration permits in Australia to Falcon in October 2008.   The Falcon Loan was also secured by a first position security interest in our five well bores in our Buckskin Mesa project. In June 2009, we sold an additional 25% interest in our exploration permits to Falcon. As a component of our consideration, the $5.0 million note was relieved by Falcon (See Note 10).

As of June 30, 2009, we have received multiple waivers and releases of covenant violations and default and failure to make interest payments from the holders of our 8.5% convertible debentures. In connection with the receipt of these debentures we issued a total of 2.77 million warrants to purchase our common stock at prices ranging from $0.12 to $ 0.28 (See Note 9).

As of June 30, 2009, we have received a waiver and release from the Bruner Family Trust related to our covenant violations and in relation to our default and failure to make scheduled interest payments.

Our largest creditor, Global Project Finance (“Global”), a related party, had previously granted us a waiver of covenant violations and default and failure to make interest payments related to the $39.8 million credit facility we have with them. This waiver remains in effect through January 1, 2010. An additional amount owed to Global, $0.9 million was due to Global on July 31, 2009, and we are currently in default on that instrument (See Note 12).

Note 7 - Stockholders’ Equity

We have authorized 1 billion shares of common stock and 100 million shares of preferred stock. No preferred stock was issued or is outstanding as of June 30, 2009.

During the nine months ended June 30, 2009, we issued 1.9 million shares of our common stock at $0.22 per share in connection with the receipt of an amendment to a letter of understanding between CCES and us, related to our property interests. Under the terms of the agreement CCES agreed to allow Falcon to exercise an additional option for and additional working interest in our Buckskin Mesa project, should Falcon choose to do so.

During the nine months ended June 30, 2009, we issued 0.25 million shares of our common stock at $0.09 per share in connection with investor relation services.

Note 8 - Share-Based Compensation

During the nine months ended June 30, 2009, we granted an extension allowing for the continuation of the vesting of options related to a consultant of the Company whose tenure with the Company was terminated in December 2008.

During the nine months ended June 30, 2009, we granted the acceleration of the vesting of 0.1 million unvested options granted to a consultant in August 2008.

During the nine months ended June 30, 2009, we granted continuance of 8.4 million options for employees and consultants of the Company who were separated from the Company as of June 30, 2009.

The fair value of each share-based award under all plans is estimated on the date of grant or amendment using a Black-Scholes pricing model that incorporates the assumptions noted in the following table for the nine months ended June 30, 2009.

Expected option term – years	1.75-3.5
Risk-free interest rate	1%-1.69%
Expected dividend yield	0%
Weighted average volatility	98.84%

The following table sets forth stock options outstanding under our 2005 stock option plan as of June 30, 2009   (shares in thousands):

	Number of Shares	Weighted-Average Exercise Price
Options Outstanding – September 30, 2008	34,170	$0.87
Granted	1,095	$0.11
Forfeited	(520)	$1.87
Expired	-	-
Options outstanding — June 30, 2009	34,745	$0.88
Options exercisable — June 30, 2009	23,169	$0.89

Compensation Expense – Stock-based employee and non-employee compensation expense of $0.2 million and $2.3 million was charged to operations during the three months and nine months ended June 30, 2009.  Stock-based employee and non-employee compensation expense of $ 0.4 million and $1.5 million was charged to operations during the three and nine months ended June 30, 2008. Stock-based compensation has been included in general and administrative expenses in the consolidated statements of operations.

Note 9 - Common Stock Warrants

During the nine months ended June 30, 2009, we issued 0.5 million warrants to purchase our common stock at $0.15 per share to three related parties, in connection with sale of $0.2 million in convertible debentures (See Note 6). The warrants issued have a one-year term and the total value of $0.0 million as calculated under the Black-Scholes method.

During the nine months ended June 30, 2009, we issued a total of 2.77 million warrants to purchase our common stock at prices ranging $0.12 to $0.28 per share to the holders of our Series A 8.5% convertible debentures in connection with our default and failure to make scheduled interest payments. In addition these warrants were issued as consideration for the receipt of waivers related to our violation of certain debt covenants. These warrants expire in November 2012, and had a total value of $0.05 million as calculated under the Black-Scholes method.

During the nine months ended June 30, 2009, we issued .07 million warrants to purchase our common stock at $0.15 per share, which expire in January 2010 in connection with a convertible debenture issued to a shareholder of the Company these warrants expire in January 2010, and have a value of $.001 (See Note 6).

The following stock purchase warrants were outstanding at June 30, 2009 and September 30, 2008 (warrants in thousands):

	June 30, 2009	September 30, 2008
Number of warrants	139,127	135,754
Exercise price	$0.12 - $2.10	$0.21 - $2.10
Expiration date	2009 - 2012	2011 - 2012

Note 10 - Related Party Transactions

During the nine months ended June 30, 2009, we issued three subordinated debentures in the total amount of $0.2 million to related parties. These debentures bore interest at 15% per annum and were due in May 2009. We issued 0.5 million warrants to purchase our common stock at $0.15 per share in connection with these debentures, (See Notes 6 and 9).  These debentures and all related accrued interest have been repaid as of June 30, 2009.

During the nine months ended June 30, 2009, we issued a promissory note in the amount of $0.1 million to a related party. This note bore interest at 15% per annum. As of June 30, 2009, the note and all accrued interest have been repaid.

During the nine months ended June 30, 2009, we sold a 25% interest in five drilled but uncompleted wells in our Buckskin Mesa Project to Falcon. Under the terms of the agreement, Falcon deposited $7.0 million into escrow, of which $5.3 million was to be used for testing and completion costs on these wells.  In February 2009, Falcon elected to not participate in an additional 50% of our Buckskin Mesa project (See Note 4).

During the nine months ended June 30, 2009, we entered into a secured loan agreement with Falcon (“Falcon Loan”). Under the terms of the loan agreement, Falcon agreed to advance to us $5.0 million.  This loan was secured by 14.5 million shares of Falcon common stock we had received as consideration in relation to the sale of a 50% working interest in our four exploration permits in Australia to Falcon in October 2008.   The Falcon Loan was also secured by a first position security interest in our five well bores in our Buckskin Mesa project.

In June 2009, we sold an additional 25% interest in our exploration permits in the Beetaloo Basin, Australia to Falcon. As a result, Falcon now holds a 75% working interest in the Beetaloo Basin, while  we have retained a 25%

undivided interest. As a component of the transfer of the additional interest, Falcon became the operator of the property. As consideration, Falcon relieved the $5.0 million loan made to us in October 2008, and assumed our Australian projects accounts payable in the amount of approximately $1.3 million related to this prospect. In addition Falcon re-assigned its working interest in five wellbores in the Buckskin Mesa acquired from us in October 2008, and released approximately $0.9 million in working capital related to the initial $7.0 million conveyed in connection with their purchase of a 25% interest in the Buckskin Mesa project to us.

As of June 30, 2009, we have recorded restricted marketable securities totaling $9.9 million in aggregate on our Consolidated Balance sheet. These securities were received from Falcon pursuant to the sale of a 50% interest in four exploration permits in Australia in October 2008.

Note 11 - Commitments and Contingencies

CCES - On April 11, 2008, we closed the sale of certain natural gas gathering assets for $0.7 million in cash consideration, and simultaneously entered into a gas gathering agreement with CCES Piceance relating to the initial phase of our gas gathering system project.  These agreements formalized and expanded upon a letter of understanding between the parties which contemplated a dedicated relationship with CCES in the development of a gas gathering system and the provision of gas gathering services within our Buckskin Mesa Project area (the “CCES Agreements”). In addition to customary terms and conditions, the CCES Agreements included a guarantee (the “Guarantee”) from us to CCES regarding their increasing financial commitments as they are incurred in relation to the development of the gas gathering system, including our contingent repurchase of the gas gathering assets we sold to CCES.  The triggering event for the Guarantee is contingent upon our mutual failure to execute a formal agreement for long-term gas gathering services in the future.  The resolution of this contingency is dependent upon, among other things, gas production levels from the initial phase gas gathering system for our Buckskin Mesa Project. Per the agreement should we fail to execute a mutually agreeable long-term contract, CCES had the right to invoice us for their incurred costs and demand repayment within 20 days of our receipt of the demand invoice.  To secure our Guarantee, we have executed a promissory note for an amount up to $11.5 million, secured by second deeds of trust on our Colorado properties.  The amount of the Guarantee is variable, based upon the underlying incurred costs by CCES as defined in the CCES Agreements.

As of June 30, 2009, the liabilities associated with the construction of this gathering system amounted to approximately $6.8 million. We have accounted for our Guarantee under the requirements of FASB Interpretation (“FIN”) 45.  As of June 30, 2009, we have recorded all amounts due as current contingent liabilities in our financial statements, to reflect our contingent purchase obligation relating to the Guarantee. In February 2009, completion of this gathering system became economically unfeasible for us. We are currently in negotiations with CCES and other third parties regarding this liability.

As we have deemed that the completion of this gathering system is economically unfeasible for us we have impaired approximately $6.1 million in value related to the asset component of the gathering system during the nine months ended June 30, 2009.  We have deemed there to be approximately $0.7 million in assets for which we may recoup some value either through a sale to a third party or for which CCES may find an alternate use.  These costs been classified as assets held for sale in accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

In May 2009, we received a final invoice from CCES, indicating amounts recorded as a contingent liabilities as of June 30, 2009 were due within 20 days of the receipt of the demand. We have not resolved this issue, and are in default of our agreement with CCES. We continue negotiation with CCES and have received assertions from their management that no further definitive action will be taken until the ongoing negotiations have been completed.

Daniels Petroleum – In September 2008, our August 2005 Exploration and Development “EDA” agreement with Daniels Petroleum was amended for the seventh time.  In accordance with the seventh amendment we committed to drill and/or commence drilling four wells in the Buckskin Mesa no later than July 2009.  Per the seventh amendment, the penalty for failing to commence drilling by July 31, 2009 is $0.5 million per well, and if unpaid the EDA is no longer in effect. As a result of our current liquidity issues, we were unable to commence the drilling of the wells prior to July 31, 2009. We have recorded the maximum penalty of $2.0 million as a current liability as of June 30, 2009. We have additional potential obligations under the terms of this agreement which may result in additional penalties should we fail to commence drilling of 5 additional wells by December 31, 2009. We have not recorded amounts related to these additional potential penalties as we are currently exploring amendments to the EDA, and at this time cannot determine whether we will be successful in those amendments.

Note 12 - Subsequent Events

We have evaluated subsequent events through August 13, 2009, the date the financial statements were available to be issued.

In July 2009, we failed to meet drilling obligations related to our holdings of 1,074 gross acres and 402 net acres in Garfield and Mesa counties, Colorado.  As a result of our failure to meet these obligations we have lost our leases on this acreage.

In July 2009, we defaulted on our drilling commitments and obligations under our EDA with Daniels Petroleum, (See Note 11).

In July 2009, a director of the Company advanced to us the amount of $0.01 million to satisfy trade liabilities of the Company. The advance is non interest bearing and is payable upon demand.

In July 2009, we reached an agreement in principle with respect to our obligation under a long term lease related to our office in Denver, Colorado, and are scheduled to relocate to a more cost effective facility in late August 2009.

In July 2009, we appointed a new a new Chief Financial Officer as we continue to restructure the Company.

As of July 31, 2009, we defaulted on a repayment of $0.85 million due to Global, a related party. We have not received a waiver for this default.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this report. It contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements.

Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from exploratory and development drilling projects, capital expenditures and other uncertainties, as well as those factors discussed below, all of which are difficult to predict and which expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. In light of these risks, uncertainties and assumptions, the forward looking events discussed may not occur. We do not have any intention or obligation to update forward-looking statements included in this report after the date of this report, except as required by law.

Executive Summary

We are a global oil and gas exploration and production company committed to acquiring and developing primarily unconventional natural gas and oil prospects.  As of June 30, 2009, we owned properties in Rio Blanco, Garfield and Mesa Counties Colorado, and in the Northern Territory, Australia.  We have drilled one test well on our property in the Northern Territory.  We have drilled five wells on our 20,000-acre Buckskin Mesa property located in Rio Blanco County, Colorado. All five wells are drilled and cased, and three of the five are completed and shut in. As of June 30, 2009, we owned 1,074 gross acres and 402 net acres located in Garfield and Mesa Counties, Colorado.  Subsequent to June 30, 2009 we failed to meet certain drilling obligations on these holdings and as a result we lost our leases on the acreage.

In October 2008, we sold an undivided 50% interest in our four exploration permits comprising approximately seven million acres in the Beetaloo Basin of the Northern Territory, Australia to Falcon Oil & Gas Ltd. (“Falcon”), a related party.  In December 2008, we sold our working interests in eight wells which were operated by EnCana Oil & Gas USA (“EnCana”).  In March 2009, we sold our land position in Montana which included 15,991 net undeveloped acres in the Bear Creek area.  In June 2009, we sold an additional undivided 25% working interest in our four exploration permits in the Beetaloo Basin of the Northern Territory, Australia to Falcon. As a result of the sale we continue to hold a 25% working interest in these permits.

Results of Operations

The financial information with respect to the three months ended June 30, 2009 and June 30, 2008 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Industry Overview for the three months ended June 30, 2009

The three months ended June 30, 2009 continued to see weaker natural gas prices.  Natural gas prices have been very volatile during 2009 year to date due to supply concerns earlier in the year, and more recently due to recession concerns arising from the current worldwide financial crisis.

We may need to raise capital, and due to the global credit crisis, funds may not be available, or if available, may be on unfavorable terms.  Based on our current financial position, our participation only in seismic and drilling activity that is necessary to maintain current licenses in Australia is planned for the remainder of 2009. We may need to raise additional equity or enter into new borrowing arrangements to finance our continued participation in these planned activities. If additional financing is not available we may be compelled to reduce the scope of our business activities.  If we are unable to fund planned expenditures, it may be necessary to:

1.	forfeit our interest in wells that are proposed to be drilled;

2.	farm-out our interest in proposed wells;

3.	sell a portion of our interest in prospects and use the sale proceeds to fund our participation for a lesser interest; and

4.	reduce general and administrative expenses.

Company Overview for the three and nine months ended June 30, 2009 and 2008

Our net loss for the three months and nine months ended June 30, 2009 was $0.8 million and $111.5 million respectively. We received only nominal revenues from our oil and natural gas properties while incurring substantial impairment charges and overhead expenses which have resulted in an accumulated deficit through June 30, 2009 of $261.0 million. We sold our only revenue producing assets during the nine months ended June 30, 2009.

Comparison of the results of operations for the three and nine months ended June 30, 2009 and 2008

Oil and Gas Revenue. For the three months ended June 30, 2009, oil and gas revenue was $0.0 million as compared to $0.6 million for the corresponding period in 2008. The decrease in revenue relates to the sale of our 8 producing wells effective December 1, 2008.

For the nine months ended June 30, 2009, our revenue was $0.1 million compared to approximately $1.6 million for the corresponding period in 2008.

Costs and Expenses

Lease Operating Expenses. Lease operating expenses were $0.0 million and $0.6 million during the three and nine month periods ended June 30, 2009 compared to $0.2 million and $0.4 million for the comparable 2008 periods.  The changes are primarily attributable to compressor rentals and other charges in the Buckskin Mesa.

General and Administrative. During the three and nine months ended June 30, 2009, general and administrative expense was $0.6 million and $6.1 million, as compared to $2.5 million and $7.2 million in the comparable 2008 periods.

The following table highlights the areas with the most significant changes ($ in thousands):

	Three Months ended June 30,		Nine Months ended June 30,
	2009	2008	2009	2008
Personnel and contract services	$306	$1,118	$3,302	$2,911
Legal	101	265	318	657
Stock-based compensation	176	440	2,283	1,512
Travel	22	91	38	164
Other	2	597	154	2,054

Total	$607	$2,511	$6,095	$7,298

For the nine months ended June 30, 2009 the decreases in general and administrative expenses in 2009 are the result of decreases in legal expense, travel expense as well as decreases in non-recurring one time other expenses incurred, in fiscal 2008.  In addition we experienced significant decreases in stock-based compensation as well as salaries and contract services resulting from reduced staffing levels in the third quarter of fiscal 2009.

We anticipate that in future periods, general and administrative expenses will continue to be significantly less as we continue to implement significant reductions in expenses through reduced staffing, rent expenses, and other infrastructure related charges.

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

During the three months and nine months ended June 30, 2009, we recognized impairment expense of $0.4 million and $93.7 million, respectively, as compared to Nil million and Nil during the corresponding 2008 periods. Impairment expense recorded in 2009 resulted from the fact that our lack or working capital and inhibited our ability to extract minerals associated with the assets in the US full cost pool became non-feasible.

Depreciation, Depletion, Amortization and Accretion “DD&A”. - During the three months and nine months ended June 30, 2009, we recognized $0.1 million and $0.2 million of DD&A respectively as compared to $0.3 million and $0.8 million during the 2008 periods.

Interest Expense. During the three and nine month periods ended June 30, 2009, interest expense was $2.4 million and $7.3 million, as compared to $3.2 million and $8.6 million during the corresponding 2008 periods.

The following table highlights interest expense for the three and nine month periods ended June 30, ($ in thousands):

	3 Months ended June 30, 2009	3 months ended June 30, 2008	9 Months ended June 30, 2009	9 Months ended June 30, 2008
Interest expense related to credit facility, convertible notes and debt	$1,428	$1,623	$4,256	$4,393
Amortization of debt discounts, deferred financing costs and accretion	995	923	2,984	3,123
Interest on vendor obligations and other	15	647	36	1,036
Total	$2,438	$3,193	$7,276	$8,552

We expect that our interest expense will remain constant for the remainder of the fiscal year ending September 30, 2009, due to the fact that interest rate indices underlying the rates attached to the majority of our debt portfolio have stabilized and that we anticipate no new borrowings.

Net Loss.  For the three and nine months ended June 30, 2009, we incurred net losses of $0.8 million and $111.5 million as compared to a net losses of $14.2 million and $38.6 million during the corresponding 2008 periods.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2008, includes an explanatory paragraph relating to the substantial doubt of our ability to continue as a going concern. We have an accumulated deficit of $261.0 million and have a working capital deficit of approximately $48.6 million as of June 30, 2009. We are not in compliance with the covenants of several loan agreements, and have significant capital expenditure commitments. We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations. We are in default on certain obligations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

Liquidity and Capital Resources

On November 10, 2008, we closed the sale of an undivided 25% interest in five wells drilled in the Buckskin Mesa to Falcon in exchange for a $5.3 million cash work commitment to complete certain of these wells. In December 2008, we completed the sale of our working interests in our eight producing wells operated by EnCana Oil & Gas, for net cash proceeds of $2.3 million.  As part of the purchase and sale agreement, Falcon obtained an option to acquire up to a 50% interest in our entire Buckskin Mesa Project, for total consideration of $28.5 million in cash or shares of Falcon common stock, and an $18.0 million work commitment. In February 2009, Falcon elected not to exercise its option.

In October 2008, we entered into a secured loan agreement with Falcon. Under the terms of the loan agreement, Falcon agreed to advance to us $5.0 million.  This loan was secured by 14.5 million shares of Falcon common stock we had received as consideration in relation to the sale of a 50% working interest in our four exploration permits in Australia conveyed to Falcon in October 2008.

In June 2009, we sold an additional 25% interest in our four exploration permits in the Beetaloo Basin to Falcon,  in exchange Falcon relieved the $5 million note payable and assumed trade accounts payable related to the Beetaloo prospect in the amount of approximately $1.3 million. The relief of this note allows us to access the shares of Falcon that served as collateral on the $5 million note subject to restrictions set forth in an escrow agreement.

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

As of June 30, 2009, we had a working capital deficit of $48.6 million and unrestricted cash of $0.06 million, while at September 30, 2008 we had a working capital deficit of $3.9 million and unrestricted cash of $1.0 million. The decreases in working capital are primarily attributable to the fact that we have disposed of our revenue producing assets and continue to incur expenses related to operations.  In addition, during the fiscal year ended September 30, 2008, we had completed several significant property conveyances that temporarily reduced our working capital deficit.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the nine months ended June 30, 2009 and 2008 were as follows ($ in thousands):

	Nine Months Ended June 30,
	2009	2008

Net cash (used in) operating activities	$(7,178)	$(22,216)
Net cash provided by investing activities	$1,462	$14,376
Net cash provided by financing activities	$4,807	$8,415

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by Investing Activities. Net cash provided by investing activities of approximately $1.5 million for the nine months ended June 30, 2009 was primarily related to net proceeds of $2.3 million received from the sale of our 8 producing wells, as well as $0.8 million in proceeds from the sale of marketable securities offset by additions to oil and gas properties of $2.0 million.  Net cash provided by investing activities for the nine months ended June 30, 2008  related to cash received from the sale of oil and gas properties of $26.9 million and proceeds from the sale of marketable securities of $2.5 million offset by cash used  for  oil and gas properties additions of $14.8 million.

Net Cash Provided by Financing Activities.   Net cash provided by financing activities of $4.8 million for the nine months ended June 30, 2009 was comprised primarily of proceeds of a $5.0 million related party note payable and proceeds of additional related party notes of $0.3 million net of repayments of related  party notes of  $0.4 million.  Net cash provided by financing activities for the nine months ended June 30, 2008 of $8.4 million primarily consisted of proceeds $23.5 million net of repayments of short term debt.

Plan of Operation

Colorado
We will continue to seek opportunities related to our interests and or upon our acreage. We cannot say with any reasonable probability what the outcome of our ongoing efforts will be.

Australia
We plan to continue to fund exploration, seismic and drilling activity related to our undivided 25% working interest in four exploration permits in the Beetaloo Basin project area located in the northern territory of Australia. Based on our current financial position only required funding that is necessary to maintain our interest in these licenses is planned for the remainder of 2009.  We anticipate that these costs will aggregate approximately $1.8 million, including $0.3 million in refundable deposits.

Capital Requirements

As of June 30, 2009 and for the remainder of the calendar year 2009, we have obligations to drill and or commence drilling a total of 8 wells in Colorado for which our ownership interests and corresponding obligations vary from 37.5% to 100%. Due to liquidity concerns we do not anticipate having the cash to meet these obligations.

Negotiations with the Australian Land council to reduce the drilling commitments related to the Beetaloo project have commenced, the outcome of these negotiations are not yet known. We plan to participate in the deepening of our well in the Beetaloo Basin project in calendar 2009 and anticipate expenditures related to this will aggregate approximately $1.5 million.

Financing. During the nine months ended June 30, 2009, we entered into the following financing arrangements:

In October 2008, we entered into a secured loan agreement with Falcon, whereby Falcon agreed to advance us up to $5.0 million. During October and November 2008, we received advances aggregating $5.0 million. The loan was secured by 14.5 million shares of Falcon common stock we received in consideration for our sale of a 50% working interest in four exploration permits in Australia. These shares were pledged to Falcon under a pledge and security agreement. The loan carried interest at 10% payable in monthly installments and was due in full on April 30, 2009. Funds were used to satisfy various vendor obligations.  In June 2009, we sold an additional 25% interest in our four exploration permits in the Beetaloo Basin to Falcon in exchange for the relief of this loan.

In December 2008, we issued $0.2 million in convertible debentures to three related parties. The debentures bore interest at interest at 15%. The debenture holders were issued 0.5 million warrants to purchase our common stock. Funds borrowed were used to fund the operations.

In December 2008, we borrowed $0.1 million from Global, a related party, under short term promissory notes which were unsecured and bore interest at 15%. Funds borrowed were used to fund operations.

In January 2009, we converted $.025 million in trade accounts payable into a convertible promissory note. This note bore interest at 18%. The noteholder was issued 0.07 million warrants to purchase our common stock.

The continuation and future development of our business will require substantial additional capital expenditures. Meeting capital expenditure, operational, and administrative needs for the remainder of the fiscal year ending September 30, 2009 and for future fiscal periods will depend on our success in farming out or selling portions of our remaining working interests in our properties for cash and/or funding of our share of development expenses, the availability of debt or equity financing, and the results of our activities. To limit capital expenditures, we may form industry alliances and exchange an appropriate portion of our interest for cash and/or a carried interest in our exploration projects using farm-out arrangements. We may need to raise additional funds to cover capital expenditures. These funds may come from equity or debt financings, a credit facility, or sales of interests in our properties, although there is no assurance additional funding will be available or that it will be available on satisfactory terms. The global credit crisis may impact our ability to raise additional funds. If we are unable to raise capital through the methods discussed above, our ability to execute our development plans will be greatly impaired. See the Going Concern section above.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 - “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Management believes that this FSP, will not have material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4 - “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Management believes that this FSP, will not have material impact on our financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events. Under SFAS No. 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009. We adopted the provisions of SFAS No. 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company's financial statements taken as a whole. We evaluated all events or transactions that occurred from June 30, 2009 to August 13, 2009, the date that we issued these financial statements. During this period we did not have any material recognizable or non recognizable subsequent events.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which change the way entities account for securitizations and special-purpose entities as follows:

SFAS No. 166 is a revision to FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.

SFAS No. 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance.

Both SFAS No. 166 and SFAS No. 167 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of SFAS No. 166 shall be applied to transfers that occur on or after the effective date. We adopt both SFAS No. 166 and SFAS No. 167 on January 1, 2010, as required. We have not determined the impact adoption may have on our consolidated financial statements.

On June 29, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. We will adopt SFAS No. 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the Company's financial statements taken as a whole.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Because of our lack of current lack of oil and gas production, we are not exposed to a great degree of market risk relating to the pricing applicable to our oil and natural gas production. However, our ability to raise additional capital at attractive pricing, or generate future revenues from oil and gas operations, our future profitability and future rate of growth all depend substantially upon the market prices of oil and natural gas, which fluctuate considerably. We expect commodity price volatility to continue. We do not currently utilize hedging contracts to protect against commodity price risk. In the future, we may manage our exposure to oil and natural gas price declines by entering into oil and natural gas price hedging arrangements to secure a price for a portion of our expected future oil and natural gas production.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the quarter ended June 30, 2009, our Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management believes we now have sufficient individuals that collectively possess a strong background, experience and expertise related to accounting, SEC reporting and other finance functions. We now believe that the remediation steps taken in previous periods and through the quarter ended June 30, 2009, permitted observation over an appropriate period of time for us to conclude that our internal controls over financial reporting were effective as of June 30, 2009 to assure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the periods specified in the SEC's rules.

Notwithstanding the existence of these past material weaknesses in internal control, we believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheets as of June 30, 2009 and September 30, 2008 and the related consolidated statements of operations, and cash flows for the three and nine months ended June 30, 2009 and 2008 are in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of June 30, 2009, the Company is not a party to any legal or administrative actions or proceedings.

ITEM 1A.   RISK FACTORS

Our viability will depend upon our ability to negotiate satisfactory arrangements with our creditors and vendors.

As of June 30, 2009, we have no revenue-producing assets and a working capital deficit of approximately $48.6 million.  During the nine months ended June 30, 2009, we received debt covenant waivers from several of our lenders allowing us to extend the due dates on scheduled maturities, and or to extend due dates on scheduled interest payments.   We will need to negotiate with other lenders for similar extensions and with vendors for extended and/or reduced payment terms in order to survive our existing cash shortage.  We cannot assure you that we will be able to do so.  If we are unsuccessful in these negotiation efforts, we may be unable to continue in existence.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2009, we issued 1.85 million warrants to purchase our common stock at prices ranging $0.12 to $0.14 per share to the holders of our Series A 8.5% convertible debentures in connection with the receipt of waivers related to our violation of certain debt covenants.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting was held on April 20, 2009. Stockholders were invited to vote, by proxy or in person, in the election of five directors to our Board of Directors and to approve our 2009 Performance Incentive Plan. The results of the vote were as follows:

	Charles D. Crowell	Carmen J. Lotito	Martin B. Oring	Matthew R. Silverman	Performance Incentive Plan
For	187,656,179	187,681,165	187,664,890	187,665,290	50,693,178
Withheld	1,918,163	1,893,177	1,909,452	1,909,052	—
Against	—	—	—	—	93,871,286
Abstain	—	—	—	—	934,697
	78.39%	75.39%	75.39%	75.39%	20.36%

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROHUNTER ENERGY CORPORATION

By:  /s/ Martin Oring
Martin Oring
Chief Executive Officer

Date: August 13, 2009

By:  /s/Paul D. Maniscalco
Paul D. Maniscalco
Principal Accounting Officer

Date: August 13, 2009

EXHIBIT INDEX

Regulation S-K Number	Exhibit
10.1
Purchase and Sale Agreement between PetroHunter Energy Corporation, PetroHunter Operating Company and Sweetpea Petroleum Pty Ltd. and Falcon Oil & Gas Ltd., Falcon Oil & Gas USA, Inc. and Falcon Oil & Gas Australia Pty Ltd. Dated May 26, 2009*

31.1	Rule 13a-14(a) Certification of Martin Oring

31.2	Rule 13a-14(a) Certification of Paul D. Maniscalco

32.1	Certification of Martin Oring Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2	Certification of Paul D. Maniscalco to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*Incorporated by reference to the exhibit to our current report on Form 8-K, filed May 27, 2009