Form 10-K
period 2009-09-30
PetroHunter Energy Corp
filed 2010-01-13
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
or
¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _____________

Commission file number: 000-51152

PETROHUNTER ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	98-0431245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Stout Street, Suite 450	80202
Denver, Colorado	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(303) 572-8900

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes                      ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes                      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes                      ☐ No (not required)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,525,943 as of March 31, 2009.

As of December 31, 2009, the registrant had 380,468,544 shares of common stock outstanding.

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

CURRENCIES

All amounts expressed herein are in U.S. dollars.

GLOSSARY

Certain Definitions

Terms used to describe quantities of oil and natural gas and marketing

•	Bbl — 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

•	BOE— One barrel of oil equivalent, converting natural gas to oil at the ratio of 6 Mcf of natural gas to 1 Bbl of oil.

•	MBbl — One thousand barrels.

•	Mcf — One thousand cubic feet of natural gas.

•	Mcfe— One thousand cubic feet of natural gas equivalent, converting oil or condensate to natural gas at the ratio of 1 Bbl of oil or condensate to 6 Mcf of natural gas.

•	MMcf — One million cubic feet of natural gas.

•	MBOE — One thousand BOE.

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

PETROHUNTER ENERGY CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 2009

PART I

ITEM 1.	BUSINESS

General

PetroHunter Energy Corporation (collectively, with its subsidiaries, referred to herein as “PetroHunter”, “Company”, “we”, “us” or “our”), formerly Digital Ecosystems Corp. (“Digital”), is an oil and gas exploration and production company, which currently holds oil and gas interests located in the Piceance Basin of Western Colorado, and in the Beetaloo Basin in the Northern Territory in Australia.  Since our inception in 2005, our business activities have been financed by raising capital through the sale of common stock, and through the issuance of notes and convertible notes.

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

In October 2006, GSL Energy Corporation changed its name to PetroHunter Operating Company. In March 2006, GSL acquired a 50% interest in four exploration permits held by Sweetpea Corporation Pty Ltd. (“Sweetpea”), an Australian corporation; and effective January 1, 2007, we acquired 100% of the common shares of Sweetpea from MAB Resources, LLC (“MAB”), a Delaware limited liability company which is also in the business of oil and gas exploration and development, and is our largest shareholder. Sweetpea is the record owner of four exploration permits issued by the Northern Territory of Australia. On October 20, 2006, PetroHunter formed PetroHunter Energy NT Ltd., also known as PetroHunter Australia Ltd. (“PetroHunter Australia”) for the purpose of holding and developing its assets in Australia, but no assets were assigned into PetroHunter Australia. In May 2007, we approved the dissolution of PetroHunter Australia.

Through September 30, 2009 Sweetpea has sold 75% of its original 100% working interest to Falcon Oil & Gas Australia Pty Ltd (“Falcon Australia”).  PetroHunter currently owns a 25% working interest in the four exploration permits covering 7 million acres in Australia, including one well (known as the Beetaloo Basin Project), and a 100% working interest in leases covering 20,000 acres and ten wells in the Piceance Basin in Western Colorado. These oil and gas wells have not yet commenced oil and gas production.

During fiscal 2010, Sweetpea began the process of selling its remaining 25% working interest in the Beetaloo Basin project in Australia to Falcon Australia in order to consolidate the interest in this property to facilitate its further financing. In consideration, Sweetpea will receive 25% of the shares in Falcon Australia, which currently owns the other 75% working interest and operates the project (See Note 14 - Subsequent Events of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data).

Our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge to the public on the Company’s website at www.petrohunter.com. To access the Company’s SEC filings, select “SEC FILINGS” under the INVESTOR RELATIONS tab on the Company’s website. You may also request a copy of these filings at no cost by making written or telephone requests for copies to our principal executive offices at PetroHunter Energy Corporation, Investor Relations, 1600 Stout Street, Suite 450, Denver, CO 80202. The telephone number is (303) 572-8900 and the facsimile number is (303) 893-4838. Our periodic and current reports filed with the SEC can be found on our website and on the SEC’s website at www.sec.gov.

Business Strategy

During the period ended September 30, 2009, we continued to focus our efforts in two core properties: the Beetaloo Basin in Australia and the Piceance Basin, of Western Colorado.  We also focused on improving our liquidity. We sold additional working interests in the Beetaloo Basin and the Piceance Basin to Falcon Oil & Gas Ltd. (“Falcon”), a related party, as follows. In September 2008, we closed on an agreement with Falcon to sell a 50% working interest in the Beetaloo Basin and sold an additional 25% working interest in the Beetaloo Basin to Falcon in June 2009.  In August 2008, we closed a transaction with Falcon selling a 25% working interest in five wells located within our 20,000-acre Buckskin Mesa Project located in the Piceance Basin, in Western Colorado. As a component of this sale Falcon had an option to purchase an additional 50% interest in these wells.  In February 2009, Falcon decided not to pursue this project or participate in the purchase of an additional 50% interest. As a result of Falcon’s election, in accordance with our agreements, Falcon assigned the 25% working interest back to us. We are in the process of pursuing other potential partners in relation to our Buckskin Mesa Project.

Australia

Beetaloo Basin Project

As of September 30, 2009, Sweetpea, our wholly-owned Australian subsidiary, owned a 25% non-operated working interest in four exploration permits in the Northern Territory, comprising the Beetaloo Basin Project, operated by Falcon. Sweetpea participated in the deepening of the Shenandoah #1A during the year ended September 30, 2009. During September 2007, Sweetpea had drilled that well (as 100% working interest owner and operator as the Shenandoah #1) to a total depth of 1,555 meters (4,740 feet). We are very encouraged with the results of the logging program that was conducted after the well was deepened to 2,714 meters (8,904 feet), and we plan further testing/deepening activities for 2010.

We have also applied for two additional exploration permits in the Northern Territory in Australia covering an additional 1.5 million acres that are adjacent to our Beetaloo Basin Project acreage. We continue to await the outcome of the application for these permits.

Northwest Shelf Project

In March 2007, Sweetpea acquired Exploration Permit #WA-393-P in the Barrow Sub-Basin of the Carnavon Basin on the Northwest Shelf of Australia.  Sweetpea did not carry out the required work program associated with this permit and this permit was cancelled during the year ended September 30, 2009.

Piceance Basin, Colorado

Buckskin Mesa Project

The Buckskin Mesa Project area was purchased on September 17, 2005 from MAB Resources, subject to certain agreements with Daniels Petroleum Company ("DPC").  The property is located in the northern part of the Piceance Basin in Rio Blanco County, Colorado.  The acquisition included 20,000 net acres and five previously drilled that were shut-in. PetroHunter drilled five wells on this acreage during the years ended September 30, 2007 and 2008. We attempted to complete three of these wells in the quarter ending March 31, 2009; however we were not successful in completing these three wells. All ten wells are shut-in.

Per the agreement with DPC we were required to drill 5 additional wells by July 31, 2009, or pay DPC $2 million, or return these leases to DPC. We did not drill these additional five wells. Global Project Finance AG (“Global”) holds a first lien on this leasehold interest as described in Note 8 – Notes Payable, in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data. We are in the process of negotiating a mutually agreeable alternative to assigning the leases back with Daniels in order to be able to further explore for oil and gas on this leasehold interest. We are not able to determine if these negotiations will be successful. We are in the process of evaluating other alternatives to further explore this leasehold interest in conjunction with these negotiations.

Financing Strategy

During the year ended September 30, 2009, we completed several asset sale transactions with Falcon that were entered into to reduce cash requirements for capital expenditures, to improve working capital, and to provide available funds to attempt to complete our Buckskin Mesa Project wells.

Marketing and Pricing

We have historically derived our revenues principally from the sale of natural gas and associated condensate production from wells operated by us and others in the Piceance Basin, in Western Colorado. Our revenues have been determined, to a large degree, by prevailing natural gas prices for production situated in the Rocky Mountain Region of the United States, specifically, Colorado.  Energy commodity prices in general, and the Company’s regional prices in particular, have been highly volatile in the past, and such high levels of volatility are expected to continue in the future. We cannot predict or control the market prices for the sale of our natural gas, condensate, or oil production.

Natural Gas Marketing

Historically, we have sold all of our natural gas production to a diverse group of third-party, non-affiliated entities in a portfolio of transactions of various durations and prices (daily, monthly and longer term), under a marketing agreement with EnCana, who was the operator of our 8 producing gas wells that we sold effective December 1, 2008. As of September 30, 2009, we are not producing or selling any natural gas.

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

Employees

At September 30, 2009, we had 4 full time equivalent employees. In addition, we utilized the services of 1 full time consultant. Our employees are not covered by a collective bargaining agreement.

Environmental Regulation

Our exploration, drilling and production activities from wells and natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing oil, natural gas and other products are subject to stringent federal, state and local laws and regulations governing environmental quality, including those relating to oil spills and pollution control, that are constantly changing. Although such laws and regulations can increase the cost of planning, designing, installing and operating such facilities, it is anticipated that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment, will not have a material effect upon our business operations, capital expenditures, operating results or competitive position.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have a limited operating history and have generated only very limited revenues. We have incurred significant losses and will continue to incur losses for the foreseeable future.  If we fail to secure significant sources of funding in the short term, we may not be able to continue in existence.

The report of our independent registered public accounting firm on the financial statements for the years ended September 30, 2009 and 2008 includes an explanatory paragraph relating to significant doubt or uncertainty of our ability to continue as a going concern.  We have an accumulated deficit of $279 million as of September 30, 2009 and generated losses of $130 million for the year then ended. For the 2010 fiscal year, we do not expect our operations to generate sufficient cash flows to provide working capital to pay overhead expenses, the funding of our lease acquisitions, and the exploration and development of our properties. Without adequate financing, we may not be able to successfully develop prospects that we have, and we may not achieve profitability from operations in the near future or at all.

As a result of severe cash flow constraints, we have experienced substantial difficulties in meeting our short term cash needs, particularly in relation to our past due financing and vendor commitments. Substantially all of our assets are pledged, and extreme volatility in energy pricing and a deteriorating global economy are creating great difficulties in the capital markets and have greatly hindered our ability to raise debt and/or equity capital. Further, as the result of a series of asset sale transactions, we no longer have proven reserves, which will increase our difficulties in obtaining any financing. During the year ended September 30, 2009 we have obtained minimal debt financing from related parties which we expect will not continue in the near future. We have a $64.9 million working capital deficit as of September 30, 2009, and substantially all of our current assets are concentrated in marketable equity securities we received in conjunction with the sale of a total of 75% of our working interest in  our Australian assets to a related party. Those securities have experienced a dramatic decline in value and the price of these securities remains highly volatile.

We have completed several significant asset dispositions during the past years, which leaves us with two primary projects that are both undeveloped and subject to substantial risks.

During the years ended September 30, 2009 and 2008, we experienced significant dispositions of assets, both in sale transactions and as a result of our inability to maintain certain financial commitments.  These dispositions of non-core assets have resulted in our development risks being concentrated in two primary projects in Australia and Colorado, which are both undeveloped and at this stage without proved reserves associated with them.

The value of the securities of Falcon received in the sale of a 50% working interest in four exploration permits in Australia is highly volatile and subject to significant changes in value due to significant changes in market value, and their value has substantial implications on our future liquidity.

The common stock of Falcon represents the substantial majority of current assets and our current liquidity, resulting in a concentration of risk.  The shares are subject to significant market volatility and are subject to significant restrictions on our ability to sell the securities.  Accordingly, our inability to realize sufficient value from these securities and/or our inability to convert the securities into cash to fund our operations and development plans when needed, could present material adverse consequences to us.

Two related parties control a significant percentage of our outstanding common stock, which may enable them to control many significant corporate actions and may prevent a change in control that would otherwise be beneficial to our stockholders.

Entities controlled by Marc A. Bruner and Christian Russenberger beneficially owned approximately 25.3% and 14.5%, respectively, of our common stock as of December 31, 2009.  The control and/or significant influence held by such entities may have a substantial impact on matters requiring the vote of common shareholders, including the election of our directors and most of our corporate actions. Such control could delay, defer or prevent others from initiating a potential merger, takeover or other change in control that might benefit us and our shareholders. Such control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

Marc A. Bruner is the controlling owner of MAB Resources, LLC.  Mr. Bruner serves as chairman of the board, chief executive officer and president of Falcon, a company whose stock is traded on the TSX Venture Exchange, and our partner in our primary exploration and development projects.

Christian Russenberger, a related party and significant shareholder, is President of Global Project Finance AG, our most significant creditor.

Our convertible debentures could significantly dilute the interests of shareholders.

In November 2007, we issued convertible debentures in the aggregate principal amount of approximately $7.0 million.  The debentures are convertible into shares of our common stock at any time prior to their maturity dates at a conversion price of $0.15, subject to adjustments for stock splits, stock dividends, stock combinations and other similar transactions.  The conversion prices of the convertible debentures could be further lowered, perhaps significantly, in the event of our issuance of common stock below the convertible debentures’ conversion price, either directly or in connection with the issuance of securities that are convertible into, or exercisable for, shares of our common stock.

In addition, to date we have issued five-year warrants to the holders of the convertible debentures.  The warrant holders are entitled to purchase an aggregate of 52.2 million shares of our common stock at exercise prices ranging from $0.12 to $0.28 per share, inclusive of warrants issued in consideration of certain waivers and amendments during our fiscal year ended September 30, 2009.  Both the number of warrants and the exercise price are subject to potential adjustments which could result in further dilution to our stockholders.

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

We are obligated to make significant periodic payments of interest on our portfolio of debt.

We are currently obligated to pay annual interest of approximately $5.0 million. Currently, we are not able to make these interest payments and we are in the process of renegotiating these terms. We have pledged or secured our assets in respect to these obligations.

The issuance of shares upon exercise of outstanding warrants and options may cause immediate and significant dilution to our existing stockholders.

As of September 30, 2009, we have issued warrants and options to purchase a total of 172.3 million shares of common stock.  The issuance of shares upon exercise of warrants and options may result in significant dilution to the interests of our existing stockholders.

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

We depend on the performance of our executive officers and key employees. The loss of any member of our senior management or other key employees could negatively impact our ability to execute our strategy.  We do not maintain key person life insurance policies on any of our employees.

Substantially all of our oil and gas properties are located in the Piceance Basin of Western Colorado and in the Northern Territory in Australia, making us vulnerable to specific risks associated with operating in these geographic areas.

We may be exposed to the effect of seasonal weather conditions, lease stipulations, delays or interruptions of production from these areas caused by significant governmental regulation, transportation capacity constraints, the availability and capacity of compression and gas processing facilities, curtailment of production or interruption of transportation of natural gas produced from the wells in these areas, as well as the remoteness and lack of infrastructure in the case of the Australian properties.

We have limited control over activities on our oil and gas properties as we do not operate or do not intend to operate.

As we do not operate the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties.

We have found material weaknesses in our internal controls that require remediation and concluded that our internal controls over financial reporting at September 30, 2009, were not effective.

As we discuss in Part II, Item 9A(T), “Controls and Procedures”, of this Form 10-K, we have determined that we continue to have deficiencies, including material weaknesses, in our internal control over financial reporting as of September 30, 2009.

We are subject to various risks associated with our Australian operations.

A significant portion of our remaining assets are in Australia, which subjects us to various risks associated with doing business in a foreign country. These risks include, among other things:

•	governmental and regulatory requirements unique to the country;

•	exposure to foreign currency losses;

•	foreign taxation requirements, which can differ significantly from U.S. regulations;

•	local economic and/or political instability; and

•	potential difficulties in our ability to expatriate cash and/or assets to the U.S.

These risks are beyond our control, and could result in material adverse consequences to us.

Risks Relating to the Oil and Gas Industry

We are subject to various risks associated with the oil and gas industry, summarized as follows:

•	A substantial or extended decline in natural gas and oil prices may adversely affect our ability to meet our capital expenditure obligations and financial commitments.

•	Drilling for and producing natural gas and oil are high-risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

•	Competition in the oil and gas industry is intense, and many of our competitors have greater financial, technological and other resources than we do, which may adversely affect our ability to compete.

•	Our industry is heavily regulated which increases our cost of doing business and decreases our profitability.

•	Our operations must comply with complex environmental regulations that may have a material adverse effect on our business.

Risks Related to Our Common Stock

We are subject to various risks in respect to our Common Stock, summarized as follows:

•	Our stock price and trading volume may be volatile, which could result in losses for our stockholders.

•
Our common stock may not meet the criteria necessary to qualify for listing on one or more particular stock exchanges on which we seek or desire a listing. Even if our common stock does meet the criteria, it is possible that our common stock will not be accepted for listing on any of these exchanges.

•	Our common stock may be thinly traded, and therefore, an investor may not be able to easily liquidate his or her investment.

•	We have not and do not anticipate paying dividends on our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Required by Form 10-K for Smaller Reporting Companies.

ITEM 2.	PROPERTIES

Location and Characteristics

Our headquarters are located at 1600 Stout Street, Suite 450, Denver, Colorado, 80202. The lease for this office space of approximately 3,800 square feet has a term expiring September 1, 2014. The annual rent is approximately $0.2 million, including adjustments for inflation and expenses, as well as termination fees for additional square footage we had leased through September 1, 2009. We no longer occupy that space.

Currently, we own oil and gas leases in Colorado, where we own ten wells on our Buckskin Mesa property (20,000 gross and net acres), and in the Northern Territory in Australia, where we own a 25% working interest in the Beetaloo Basin project (7,000,000 gross and 1,750,000 net acres), including one well. The wells on these properties have not yet commenced oil and gas production. In fiscal 2008, we owned working interests in eight natural gas wells in Colorado which were operated by EnCana Oil & Gas USA (“EnCana”).  These interests were sold to a third party in December 2008. We also owned other undeveloped acreage in Montana and Western Colorado in fiscal 2008. This acreage has been sold or the underlying leases have expired.

Plan of Operations

In fiscal 2010, we will focus on executing and implementing a financing strategy with Falcon Australia for our Beetaloo Basin project in Australia in order to further explore and develop this acreage, as well as to pursue opportunities to further explore our Buckskin Mesa acreage. We will continue to reduce operating costs and attempt to reduce/renegotiate our debt, accounts payable and other liabilities, and potentially acquire additional properties.

Oil and Gas Reserves

The following table is a summary of our oil and gas reserves. For the year ended September 30, 2008, the reserves are presented as estimated by independent petroleum engineers Gustavson Associates, LLC. For the year ended September 30, 2009, the Company did not engage Gustavson or any other independent petroleum engineers and has presented its internal estimates for that period ($’s in thousands unless volumetric unit or per volumetric unit):

	Year Ended September 30,
	2009	2008
Proved Undeveloped Reserves
Natural gas (MMcf)	—	16,504
Oil (MBbl)	—	5
Proved Developed Reserves
Natural gas (MMcf)	—	3,310
Oil (MBbl)	—	2
Total Proved Reserves (MMcfe)	—	19,856
Estimated future net cash flows, before income tax	$—	$33,739
Standardized measure of discounted future net cash flows, before income taxes	$—	$8,357
Future income tax	—	—
Standardized measure of discounted future net cash flows, after income taxes	$—	$8,357
Calculated weighted average prices per unit
Gas ($/Mcf)	$—	$3.36
Oil ($/Bbl)	$—	$79.47

Production Volumes, Average Sales Prices and Average Production Costs

The following table sets forth certain information regarding our historical U.S. net production of oil and natural gas, and certain price and cost information.

	Year ended September 30,
	2009	2008	2007
Production Data:
Natural gas (Mcf)	66,527	286,474	456,740
Oil (Bbl)	74	348	137
Average Prices:
Natural gas (per Mcf)	$5.43	$6.82	$6.16
Oil (per Bbl)	$37.35	$111.80	$52.40
Production Costs:
Lease operating expenses (per Mcfe)	$8.82	$2.79	$1.73

Productive Wells

As of September 30, 2009 we do not have any producing wells.

Oil and Gas Drilling Activities

During the year ended September 30, 2009, we participated in the deepening of the Shenandoah #1 well (Shenandoah #1A) in the Beetaloo Basin in Australia and conducted completion activities on three wells at our Buckskin Mesa Project.

During the fiscal year ended September 30, 2008, we drilled 2 gross wells and 2 net wells as follows: the Lake 6-22 well in the Buckskin Mesa Project in Colorado, and the Shenandoah #1 well in the Beetaloo Basin in Australia.

Oil and Gas Interests

As of September 30, 2009, we owned interests in the following undeveloped acreage positions. Undeveloped acreage refers to acreage that has not been placed in production.

	Undeveloped
	Gross Acres	Net Acres
Location
Colorado	20,000	20,000
Australia	7,000,000	1,750,000
Total	7,020,000	1,770,000

Impairment of Oil and Gas Properties

Costs capitalized for properties accounted for under the full cost method of accounting are subjected to a ceiling test limitation to the amount of costs included in the cost pool by geographic cost center. Costs of oil and gas properties may not exceed the ceiling which is an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, impairment expense equal to the costs exceeding the ceiling is recognized. As the Company does not have available capital to develop the U.S. properties the entire U.S. Full Cost Pool has been written down to $0.0 million as of September 30, 2009. During the fiscal years ended September 30, 2009 and 2008, we recorded impairment expense of $90.4 million and $30.8 million, respectively.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense was $0.2 million in 2009 and $1.2 million in 2008.

ITEM 3.	LEGAL PROCEEDINGS

As of September 30, 2009, there are no legal proceedings filed or threatened (to our knowledge) against or involving the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on the OTC bulletin board on April 20, 2005, under the symbol “DGEO,” and has been trading under the symbol “PHUN” since August 21, 2006. The following table sets forth the high and low bid prices per share of our common stock, as reported on the OTC bulletin board for the periods indicated.

Quarter Ended	High	Low
December 31, 2007	$0.31	$0.15
March 31, 2008	$0.25	$0.12
June 30, 2008	$0.30	$0.15
September 30, 2008	$0.24	$0.11
December 31, 2008	$0.13	$0.06
March 31, 2009	$0.15	$0.01
June 30, 2009	$0.04	$0.02
September 30, 2009	$0.04	$0.01

On December 30, 2009, the last sale price for our common stock was $0.02.

Holders and Dividends

We have neither declared nor paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain cash to finance operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in accordance with applicable corporate law.

As of December 31, 2009, there were 220 record holders of our common stock.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not Required by Form 10-K for Smaller Reporting Companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

Results of Operations - Year Ended September 30, 2009 versus Year Ended September 30, 2008

Oil and Gas Revenues – Oil and gas revenues were $0.1 million and $2.0 million for the fiscal years ended September 30, 2009 and 2008, respectively, which represents a decline of $1.9 million or 95%.  Oil and gas revenues decreased as we sold our only producing wells effective as of December 1, 2008.

Costs and Expenses

General and Administrative – During 2009, general and administrative expenses were $7.8 million as compared to $10.7 million in fiscal 2008, representing a decrease of $3.0 million or 28%. The following table highlights significant general and administrative expenses for the respective periods ($ in thousands):

	Period Ending September 30,
	2009	2008	Change
Payroll	$2,193	$2,572	$(379)	(15)%
Consulting fees	551	1,936	(1,385)	(72)%
Stock - based compensation expense	2,942	3,276	(334)	(10)%
Legal	355	906	(551)	(61)%
Travel	22	224	(202)	(90)%
Investor relations	79	250	(171)	(68)%
Insurance	464	575	(111)	(19)%
Office	320	314	6	2%
Other	833	689	144	21%
Total	$7,759	$10,742	$(2,983)

Payroll Expense – Declined $0.4 million to $2.2 million, from $2.6 million in 2008. This 15% decline was attributable to the termination of a large percentage of our workforce on March 31, 2009. These reductions were offset by additional compensation paid to executive and officers during the year, including one time awards of stock. As of September 30, 2009, the rightsizing of our labor force was essentially complete as we had reduced the workforce from 30 full time equivalents as of March 31, 2009 to four full time equivalents and one full time consultant. We anticipate payroll expense in fiscal 2010 to be nominal in comparison to prior fiscal periods.

Consulting Fees – Declined $1.4 million or 72% due to the Company’s cost reduction efforts and lower activity levels.

Stock-Based Compensation - Decreased to $2.9 million in 2009 from $3.3 million in 2008, a decrease of $0.4 million. This 10% decrease results from fewer grants of options during the period, coupled with grants issued being valued at a lower intrinsic value resultant from significant declines in the value of our common stock.  Additionally,  the Board of Directors approved the extension of the terms of many of the employees of the Company who were terminated in March 31, 2009. Accordingly,  a one-time expense was realized related to this extension during the period. We anticipate stock-based compensation expense in fiscal 2010 to be nominal in comparison to prior fiscal periods.

Legal Fees – Decreased to $0.4 million in 2009 from $0.9 million in 2008, a decrease of $0.5 million. This 61% decrease is primarily attributable to efforts to reduce the use of outside legal services in 2009, coupled with fewer equity and property related transactions. We anticipate legal expense in fiscal 2010 to be less in comparison to prior fiscal periods.

Travel Costs – Decreased to $0.0 million in 2009 from $0.2 million in 2008. This 90% decrease results from our conscious efforts to manage costs.

Investor Relations – Decreased to $0.1 million in 2009 from $0.3 million in 2008. This 68% decrease is due primarily to our focus on expense management.

Insurance, Office, and Other – Remained at $1.6 million per year, for both 2009 and 2008.

Lease Operating Expenses – Lease operating expenses decreased $0.2 million from $0.8 million in 2008 to $0.6 million in 2009. This decrease is primarily attributed to property sales.

Impairment of Oil and Gas Properties – During the year ended September 30, 2009, we recorded impairment expense of $90.4 million, and during the year ended September 30, 2008, we recorded an impairment of $30.8 million, an increase of $59.6 million or 194%. The increase was due to the impairment of the remaining book value of the U.S. full cost pool due to unsuccessful exploration activity and the Company’s inability to fund additional exploration.

Impairment expense recorded in 2008 was primarily attributable to oil and gas properties that were subsequently sold.

Depreciation, Depletion, Amortization and Accretion – Depreciation, depletion, amortization and accretion expense  was $0.2 million in 2009 and $1.2 million in 2008, respectively.  This decrease is attributable to decreases in production volumes related to the sale of our producing properties in December 2008.

Gains (Losses) on Conveyances of Property – During 2009, we completed several significant asset sales, which resulted in our recognizing net gains of $2.5 million in accordance with the full cost accounting rules.  During our first quarter ended December 31, 2008, we sold our eight producing wells and realized net proceeds of $2.3 million. The disposition of these assets was significant in relation to our U.S. full cost pool, and therefore, we were required to evaluate whether the transaction had significantly altered the relationship between our capitalized costs and proved reserves, which could cause us to recognize a loss under the full cost pool accounting rules.  Accordingly, our evaluation resulted in our recognition of a $0.2 million loss on conveyance during the quarter ended December 31, 2008. Similarly, during our third quarter ended June 30, 2009, we sold an additional 25% of our exploration licenses and permits in the Beetaloo Basin. This transaction was considered a recoup of expenses and caused us to write down the remaining balances in the Australian full cost pool to $0 and we recorded a gain on the conveyance of $2.7 million. During fiscal 2008, we sold our Heavy Oil Project and our Southern Piceance property, and we recorded losses on conveyance of $11.9 million and $8.6 million, respectively.

Interest Expense – During 2009, interest expense was $16.2 million in comparison to $11.2 million incurred in 2008. The $5.0 million net increase in interest expense, or 45%, primarily relates to charges of $9.8 million including $1.4 million for the amortization of deferred financing costs, and $8.6 million for the amortization of debt discount and beneficial conversion feature. These charges were increased significantly during the current period as we deemed that the underlying debt instruments would not be held to maturity and or be repaid in cash, and therefore the related amortization and accretion charges were accelerated during the period. (See Note 8 - Notes Payable, of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data).

Net Loss – Our net loss of $129.7 million in 2009 compared to the loss of $76.9 million in 2008 represents an increase of $52.8 million or 68.7%, as a result of the factors above, primarily impairment.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the years ended September 30, 2009 and 2008 includes explanatory paragraphs relating to substantial doubt or uncertainty of our ability to continue as a going concern.  We have generated a cumulative net loss of $279.2 million, and we have a working capital deficit of $64.9 million as of September 30, 2009. For our 2010 fiscal year, we expect that we will be able to fund, on a very limited basis, overhead expenses from the proceeds of sales of our Falcon shares. We do not believe we will be investing cash in our properties in the foreseeable future. Our ability to establish ourselves as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.  Further, our outstanding debentures (as further explained in Note 8 - Notes Payable of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data) are in technical default.  Management continues to negotiate with the Company's creditors.  However, our ability to establish ourselves as a going concern is dependent upon our ability to either refinance our currently outstanding obligations or obtain additional funding and there are no assurances either of these can occur in the forseeable future.

Schedule of Contractual Commitments

The following table summarizes the Company’s obligations and commitments to make future payments under its notes payable, operating leases, employment contracts, consulting agreements and service contracts for the periods specified as of September 30, 2009 ($ in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years
Office lease	$632	$176	$255	$201

Plan of Operation

Colorado

In fiscal year 2010 we will continue to focus on exploring alternative financing and/or working interest partners to further explore on our  Buckskin Mesa prospect.

Australia

During fiscal 2010 we plan to continue to seek ways to finance the exploration and development in the Beetaloo Basin project area located in Australia, through Falcon Australia.

Liquidity and Capital Resources

Our most recent year ended September 30, 2009 continued to be a year of significant transition for us. Our cash flows from operations continued to be insufficient for us to meet our operating commitments.   Given these circumstances, our primary goal during 2009 was to ensure liquidity to continue in existence, and further our exploration activities, on a limited basis, on our remaining properties. We continued to seek financing transactions, and to seek development partners for our Buckskin Mesa Project in Colorado and our Beetaloo Basin Project in Australia.

We completed the sale of the following interests in our properties pursuant to a purchase and sale agreement with Falcon dated August 25, 2008: (a) an undivided 50% working interest in four exploration permits in the Beetaloo Basin, Australia, which closed on September 30, 2008 and yielded net cash proceeds of $5.0 million and securities in the common stock of Falcon valued at $14.1 million as of September 30, 2008; and (b) an undivided 25% working interest in the five wells drilled in Buckskin Mesa, including the 40-acre tract surrounding each well, which closed on November 10, 2008, in exchange for a $7.0 million cash work commitment to complete certain of these wells. In addition, in December 2008, we completed the sale of our working interests in our eight producing wells operated by EnCana Oil & Gas (USA), Inc., for net cash proceeds of $2.3 million.

In addition, as part of the Purchase and Sale Agreement with Falcon relating to our Buckskin Mesa property, Falcon obtained an option to acquire up to a 50% interest in our entire Buckskin Mesa Project, for total consideration of $28.5 million in cash or shares of Falcon common stock, and an $18.0 million work commitment ($9.0 million of which would be a carried interest for us). Further, Falcon had the option to elect to become the operator of the Buckskin Mesa Project for an additional payment of $3.5 million. In February 2009, Falcon elected not to exercise its option to acquire additional interests in the Buckskin Mesa. In June 2009, we sold an additional 25% interest in our four exploration permits in the Beetaloo Basin located in the Northern Territory of Australia to Falcon. In consideration, we received relief of a $5.0 million note payable to Falcon, as well as relief of $1.2 million in accounts payable related to the prospect, and the remaining restrictions on our Falcon shares which had secured the note payable were lifted, subject to our escrow agreement with Falcon.

Working Capital

Working capital is the amount by which current assets exceed current liabilities, and our working capital deficit is the result of having current liabilities in excess of our current assets. Our working capital is impacted by changes in our ongoing operating costs, along with the timing of operating cash receipts and disbursements, borrowings of and payments toward debt, expenditures for and sales of oil and gas properties, and increases and decreases in other assets involving cash. We are in default of the underlying debt instruments included in current liabilities, and penalty interest is accruing on this debt.

As of September 30, 2009, we had a working capital deficit of $64.9 million and a cash balance of $0.2 million. As of September 30, 2008, we had working capital deficit of $3.9 million and cash of $1.0 million; accordingly our working capital deficit increased by $61 million during 2009.

Cash Flow – Year Ended September 30, 2009 versus Year Ended September 30, 2008

Net cash used in or provided by operating, investing and financing activities for the years ended September 30, 2009 and 2008 were as follows ($ in thousands):

	Year Ended September 30,
	2009	2008
Net cash used in operating activities	$(8,900)	$(21,737)
Net cash provided by investing activities	$3,361	$14,145
Net cash provided by financing activities	$4,807	$8,439

Net Cash Used in Operating Activities.  Net cash used in operating activities decreased approximately $12.8 million in 2009 as compared to 2008. The improvement is attributed to the use of cash for paying off accounts payable, shareholders and related parties of approximately $9 million in 2008, while in 2009 we received $2.5 million in receivable related payments and our accounts payable balance increased by $0.2 million.

Net Cash Provided in Investing Activities.   Net cash provided by investing activities decreased by approximately $11 million in 2009 as compared to 2008. The decrease in cash provided is primarily attributed to one time property sales in 2008, netted against oil and gas property additions, which provided approximately $12 million in 2008, and in 2009 property sale proceeds net of oil and gas property additions resulted in $1 million of cash provided.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities decreased by approximately $3.6 million in 2009 as compared to 2008 primarily due to our declining financial position.

2009 Financing Transactions

During 2009, we completed financing transactions as follows:

(1)
We issued an 18% subordinated debenture in the amount of $0.03 million to a shareholder of the Company in exchange for the relief of amounts due the shareholder. The subordinated debenture is collateralized by an interest in .01 million shares of Falcon common stock held by us as restricted marketable securities. In connection with the issuance of the debenture we issued 0.07 million warrants to purchase our common stock at $0.15 per share, which expire in January 2010.  The debenture was due on April 15, 2009. We made partial payments on the note and are currently in default under the terms of the debenture agreement for the remaining outstanding balance.

(2)
We issued three subordinated convertible debentures totaling $0.2 million to two related parties in December 2008. These debentures bore interest at 15% per annum and were due in May 2009. We issued 0.5 million warrants to purchase our common stock at $0.15 per share in connection with these debentures.  As of September 30, 2009 these debentures along with all related accrued interest have been repaid.

(3)	We issued a promissory note in the amount of $0.1 million to a related party. This note bore interest at 15% per annum. As of September 30, 2009 we have repaid this note and all accrued interest.

(4)
We entered into a 10% secured loan agreement with Falcon. Under the terms of the loan agreement, Falcon agreed to advance us $5.0 million.  This loan was secured by 14.5 million shares of Falcon common stock we had received as consideration in relation to the sale of a 50% working interest in our four exploration permits in Australia to Falcon in October 2008.   In addition the loan was also secured by a first position security interest in the five wells we drilled in our Buckskin Mesa project. In June 2009, we sold an additional 25% interest in our Australian exploration permits to Falcon, for relief of debt in respect to this loan of $5.0 million, which released the shares as collateral.

2008 Financing Transactions

During 2008, we completed financing transactions as follows:

(1)
We borrowed $8.3 million on our credit facility with Global, for a total of $39.8 million drawn as of September 30, 2008.   The credit facility bears interest at prime plus 6.75%, which ranged from 14.0% at the beginning of the year to 11.8% at the end of the year.  Accrued interest of $6.5 million at September 30, 2008 was converted to into 32.6 million shares of our common stock.  We pay an advance fee of 2% on all amounts borrowed under the facility, totaling $0.2 million during the year.

(2)
In November 2007, we completed the sale of 8.5% convertible debentures to several accredited investors for an aggregate principal amount of $7.0 million, for which we received $6.3 million in cash proceeds.  The remaining $0.7 million resulted from a transfer of $0.5 million or the $2.9 million common stock subscription outstanding at September 30, 2007 and $0.2 million of amounts converted from other accrued expenses.  The debenture holders also received five-year warrants to purchase 46.4 million shares of our common stock.  We paid a placement fee of $0.3 million.

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

Reserve Estimates

Our estimates of oil and natural gas reserves, by necessity, are projections based on an interpretation of geological and engineering data.  There are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures.  Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure.  The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment.  Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, and the assumed effects of regulations by governmental agencies.  Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties.

Oil and Gas Properties

The Company utilizes the full cost method of accounting for its oil and gas properties. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center on a by country basis. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties are computed on the units-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

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

 Asset Retirement Obligation

Asset retirement obligations associated with tangible long-lived assets are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 410, “Accounting for Asset Retirement Obligations”. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion, amortization and accretion expense in the accompanying consolidated statements of operations.

Share - Based Compensation

We use the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair-value of stock-based awards in accordance with FASB ASC 718, “Compensation”.   The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on the Company’s historical stock prices.

Impairment

We apply the provisions of FASB ASC 360, “Property Plant and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  FASB ASC 360 requires a long-lived asset to be sold to be classified as “held for sale” in the period in which certain criteria are met, including that the sale of the asset within one year is probable.  FASB ASC 360 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the Company’s ongoing operations.

The Company periodically reviews the carrying value of its long-term assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable.  If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if an impairment exists. If an impairment exists, the Company would determine the fair value by using quoted market prices, if available for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets.

Marketable Securities

We received marketable equity securities as consideration from the sale of certain of our oil and gas properties, and account for them in accordance with FASB ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.”  As the shares we have received will be made available for sale in the short term through the terms in an underlying escrow agreement, we account for them by marking them to market with unrealized gains and losses reflected as a component of Other Comprehensive Income, until such gains or losses become realized, at which time they are then recognized in our statement of operations. In addition, in circumstances where significant price declines are experienced subsequent to the balance sheet date, we consider whether such declines are other than temporary, after considering our expected holding period, we may record a provision for impairment in the event we do not expect the value of the securities to recover from such a decline in market value. We consider our accounting for marketable securities to involve significant management judgment that is subject to estimation.

Recently Issued Accounting Pronouncements

 In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”. FASB ASC 855 incorporates accounting and disclosure requirements related to subsequent events into U.S. GAAP. The requirements of FASB ASC 855 for subsequent-events accounting and disclosure are not significantly different from those in existing auditing standards, which we have historically followed for financial reporting purposes, as a result, we do not believe this standard had any material impact on our financial statements. We have evaluated subsequent events through the date of issuance of these consolidated financial statements, which is January 13, 2010.

In July 2009, the FASB issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of ASC 105 did not impact our results of operations, financial position or cash flows.

In October 2009, we adopted certain accounting principles within FASB ASC 470 “Debt with Conversion and Other Options” that requires the proceeds from the issuance of certain convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for us in fiscal 2010, and it is required to be applied retrospectively to prior periods.  Management is currently assessing the potential impact that the adoption of this new guidance could have on our financial statements in fiscal 2010.

In October 2009, we adopted certain accounting principles within FASB ASC 805 “Business Combinations” which requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  It also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this accounting principle).  In addition, the accounting principles requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. ASC 805 also requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also provides guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009, therefore, the adoption of ASC 805 did not have any impact on our historical financial statements.

In October 2009, we adopted certain accounting principles within FASB ASC 810 “Consolidation” which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  ASC 810 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. ASC 810 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary.  The adoption of ASC 810 did not have any impact on our historical financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03 “Oil and Gas Reserve Estimation and Disclosures.” The ASU aligns the current oil and gas reserve estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932, Extractive Activities — Oil and Gas, with those in SEC Final Rule Release No. 33-8995, Modernization of Oil and Gas Reporting. The ASU will be effective for reporting periods ending on or after December 31, 2009. We are currently assessing the impact that adoption of this rule will have on our financial statements.

In December 2008, the SEC issued revised reporting requirements for oil and natural gas reserves that a company holds. Included in the new rule entitled “Modernization of Oil and Gas Reporting Requirements”, are the following changes: 1) permitting use of new technologies to determine proved reserves, if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; 2) enabling companies to additionally disclose their probable and possible reserves to investors, in addition to their proved reserves; 3) allowing previously excluded resources, such as oil sands, to be classified as oil and natural gas reserves rather than mining reserves; 4) requiring companies to report the independence and qualifications of a preparer or auditor, based on current Society of Petroleum Engineers criteria; 5) requiring the filing of reports for companies that rely on a third party to prepare reserve estimates or conduct a reserve audit; and 6) requiring companies to report oil and natural gas reserves using an average price based upon the prior 12-month period, rather than year-end prices. The new requirements are effective for registration statements filed on or after January 1, 2010, and for annual reports on Form 10K for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. We are currently assessing the impact that adoption of this rule will have on our financial disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by Form 10-K for Smaller Reporting Companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
PetroHunter Energy Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheets of PetroHunter Energy Corporation (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetroHunter Energy Corporation as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Notes 3, 4, 8, 9, 10 11, 12 and 14, the Company had numerous significant transactions with related parties.

/s/ Eide Bailly LLP

Eide Bailly LLP

Greenwood Village, Colorado
January 8, 2010

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
	September 30,
ASSETS	2009	2008
	($ in thousands)
Current Assets
Cash and cash equivalents	$235	$967
Receivables
Oil and gas receivables, net	—	193
GST receivables	1	504
Other receivables	16	12
Due from related parties	—	1,840
Restricted marketable securities	2,925	7,495
Unrestricted marketable securities	455	6,638
Prepaid expenses and other assets	205	273
TOTAL CURRENT ASSETS	3,837	17,922

Property and Equipment, at cost
Oil and gas properties under full cost method, net	1,427	97,352
Furniture and equipment, net	122	737
	1,549	98,089
Other Assets
Restricted cash	101	524
Deposits and other assets	50	130
Deferred financing costs	—	1,388
Contingent asset	—	4,832
TOTAL ASSETS	$5,537	$122,885

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,104	$11,981
Notes payable – short term	81	329
Convertible notes payable – net	6,956	—
Note payable –related party –net	43,479	3,572
Accrued interest payable	457	166
Accrued interest and fees payable – related party	5,409	969
Other accrued liabilities	7,273	4,832
Asset retirement obligation	1,012	—
TOTAL CURRENT LIABILITIES	68,771	21,849

Notes payable – related party – net	—	38,035
Convertible notes payable – net	—	325
Asset retirement obligation	—	114
Other long-term liabilities	29	—
TOTAL LIABILITIES	68,800	60,323

Stockholders’ Equity
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; 380,468,544 and 373,343,544 issued and outstanding at September 30, 2009 and 2008, respectively	380	374
Additional paid-in-capital	215,576	212,308
Accumulated other comprehensive loss	—	(632)
Accumulated deficit	(279,219)	(149,488)
TOTAL STOCKHOLDERS’ EQUITY	(63,263)	62,562
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,537	$122,885
See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2009	Year Ended September 30, 2008

	($ in thousands except per share and share data)
Revenues
Oil and gas revenues	$127	$1,993
Other revenues	1	187
Total Revenues	128	2,180

Costs and Expenses
Lease operating expense	587	805
General and administrative	7,759	10,742
Impairment of contingent asset	6,805	—
Impairment of oil and gas properties	90,404	30,847
Depreciation, depletion, amortization and accretion	244	1,230
Total operating expenses	105,799	43,624
Loss from Operations	(105,671)	(41,444)

Other Income (Expense)
Gain (Loss) on property conveyances – net	2,492	(20,469)
Foreign currency exchange gain	—	11
Interest income	14	65
Interest expense	(16,241)	(11,242)
Loss on sale of securities	(1,156)	(2,987)
Impairment of marketable securities	(8,537)	(800)
Other	(303)	—
Loss on abandonment	(329)	—
Total other expense	(24,060)	(35,422)
Net Loss	$(129,731)	$(76,866)
Net loss per common share — basic and diluted	$(0.35)	$(0.24)
Weighted average number of common shares outstanding — basic and diluted	375,850,141	322,902,152

See accompanying notes to consolidated financial statements

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other comprehensive Loss	Total Stockholders’ Equity	Total Comprehensive Loss
	($ in thousands)
(Balance, October 1, 2007	278,948,841	$279	$172,672	$(72,622)	$(5)	$100,324	$(49,816)
Shares returned for property conveyance at $0.22 per share	(6,400,000)	(6)	(1,402)	—	—	(1,408)	—
Shares issued for property interests at $0.31 per share - related party	25,000,000	25	7,725	—	—	7,750	—
Shares issued in connection with debt conversion at $0.23 per share – related party	16,000,000	16	3,664	—	—	3,680	—
Shares issued for property conveyance at $0.25 per share	5,000,000	5	1,245	—	—	1,250	—
Shares issued for finance costs at $0.28 per share	200,000	—	56	—	—	56	—
Shares issued for conversion of convertible debt at $0.20 per share	2,677,519	3	533	—	—	536	—
Common shares issued for conversion of accrued interest – related party at $0.20 per share	32,600,075	33	6,487	—	—	6,520	—
Shares issued for vendor settlements at $0.20 per share	16,879,219	17	3,359	—	—	3,376	—
Shares issued for finance costs at $0.18 per share	2,037,890	2	365	—	—	367	—
Shares issued for purchase option at $0.20 per share	400,000	—	80	—	—	80	—
Discount associated with beneficial conversion feature and detachable warrants on convertible debenture issuance	—	—	6,956	—	—	6,956	—
Warrant value associated with convertible debenture issuance	—	—	21	—	—	21	—
Warrant value associated with debt conversion – related party	—	—	1,841	—		1,841
Debt conversion - related party	—	—	2,704	—	—	2,704	—
Recognition of warrant value associated with amendment & waiver on convertible debt	—	—	495	—	—	495	—
Discount on notes payable	—	—	336	—	—	336	—
Stock - based compensation	—	—	3,276	—	—	3,276	—

Origination fees associated with debt issuance	—	—	1,895	—	—	1,895	—
Foreign currency translation adjustment	—	—	—	—	(627)	(627)	(627)
Net loss	—	—	—	(76,866)	—	(76,866)	(76,866)
Balance, September 30, 2008	373,343,544	$374	$212,308	$(149,488)	$(632)	$62,562	$(77,493)
Common Stock issued in connection with property option agreement	1,875,000	1	148	—	—	149	—
Additional paid in capital associated with the issuance of RenCap Penalty warrants	—	—	51	—	—	51	—
Additional paid in capital associated with the issuance of warrants in connection with debenture agreements	—	—	9	—	—	9	—
Common Stock issued in connection with investor relations	250,000	—	23	—	—	23	—
Common Stock issued to officer	5,000,000	5	95	—	—	100	—
Foreign currency translation adjustment	—	—		—	632	632	632
Stock - based compensation	—	—	2,942	—	—	2,942	—
Net loss				(129,731)		(129,731)	(129,731)
Balance, September 30, 2009	380,468,544	$380	$215,576	$(279,219)	$—	$(63,263)	$(76,861)

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2009	Year Ended September 30, 2008
	($ in thousands)
Cash flows used in operating activities
Net loss	$(129,731)	$(76,866)
Adjustments used to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,942	3,276
Depreciation, depletion, amortization and accretion	244	1,230
Impairment of oil and gas properties	90,404	30,847
Warrants issued to settle interest costs	60	495
Loss on abandonment	329	—
Impairment of contingent asset	6,805	—
Amortization of deferred financing costs	1,388	1,575
Amortization of debt discount and beneficial conversion feature	8,648	2,419
(Gain) Loss on conveyance of properties	(2,492)	20,469
Losses on sale of marketable securities	1,156	2,987
Impairment of marketable securities	8,537	800
Other, net	—	45
Changes in operating assets and liabilities:
Receivables	680	(163)
Due from related party	1,840	—
Prepaid expenses and other assets	68	(216)
Accounts payable and accrued expenses	222	(7,161)
Due to shareholder and related parties	—	(1,474)
Net cash used in operating activities	(8,900)	(21,737)
Cash flows provided by investing activities
Additions to oil and gas properties	(1,495)	(20,040)
Proceeds from sale of oil and gas properties	2,565	31,922
Proceeds from sale of marketable securities	1,878	2,541
Additions to furniture and equipment	(10)	(353)
Change in restricted cash	423	75
Net cash provided by investing activities	3,361	14,145
Cash flows from financing activities
Proceeds from the Global credit facility	—	8,250
Borrowing on short-term notes payable	—	850
Proceeds from related party borrowings	5,210	1,770
Proceeds from issuance of convertible notes	—	6,330
Payments on short-term notes payable	(93)	(6,163)
Payments on related party borrowings	(310)	(2,598)
Net cash provided by financing activities	4,807	8,439
Effect of exchange rate changes on cash	—	—
Net (decrease) increase in cash and cash equivalents	(732)	847

Cash and cash equivalents, beginning of period	967	120
Cash and cash equivalents, end of period	$235	$967

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2009	Year Ended September 30, 2008
	($ in thousands)
Supplemental schedule of cash flow information
Cash paid for interest	$315	$2,698
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities
Contracts for oil and gas properties	$—	$(1,500)
Shares issued for debt conversion	$—	$6,920
Shares issued for commissions on offerings	$—	$56
Shares issued for property	$149	$9,000
Shares returned on property conveyances	$—	$(1,408)
Shares issued for payment of accrued interest	$—	$6,520
Shares issued for property and finder’s fee on property	$—	$367
Shares issued for vendor settlements	$—	$3,376
Warrants issued for debt	$—	$4,588
Discount associated with beneficial conversion feature and detachable warrants	$—	$6,956
Common stock subscriptions converted to notes and convertible debentures	$—	$2,858
Marketable securities received from sale of oil and gas properties	$14,133	$20,461
Acquisition of oil and gas properties by exchange of joint interest billings, oil and gas receivables and accounts payable	$—	$12,707
Accounts payable relieved in connection with property conveyance	$1,455	$—
Note payable relieved in connection with property conveyance	$5,000	$—

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Basis of Presentation

We are an oil and gas exploration and production company, and we currently own oil and gas leasehold interests located in Australia (Beetaloo Basin) and in Western Colorado (Piceance Basin).  We are incorporated in the State of Maryland.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting - The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The report of our independent registered public accounting firm on the financial statements for the years ended September 30, 2009 and 2008 includes an explanatory paragraph relating to substantial doubt or uncertainty of our ability to continue as a going concern.  As shown in the accompanying statements of operations, we have an accumulated deficit of $279.2 million and net loss of $129.7 million for the year ending September 30, 2009, and as of that date we have a working capital deficit of $64.9 million.

Cash and Cash Equivalents – We consider investments in highly liquid financial instruments with an original stated maturity of three months or less to be cash equivalents.

Comprehensive Loss – FASB ASC 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statement that is displayed with the same prominence as other financial statements.  The Company’s comprehensive loss consists of both net loss and foreign currency translation adjustments and it is presented in the accompanying consolidated statements of shareholders' equity and comprehensive loss.

Concentration of Credit Risk – Financial instruments which potentially subject us to concentrations of credit risk consist of cash and marketable securities. We periodically evaluate the credit worthiness of financial institutions, and maintain cash accounts only with major financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. On occasion, the Company may have cash in banks in excess of federally insured amounts. We believe that credit risk associated with cash is remote.  Marketable securities credit risk is discussed later in Note 3 - Restricted Cash and Marketable Securities.

Debt Issuance Costs – Debt issuance costs represent direct costs incurred for the issuance of long-term debt. These costs are amortized to interest expense over the lives of the respective debt issues using the effective interest method. When debt is repaid early or when it becomes apparent that underlying debt will not be held to maturity, the portion of unamortized debt issue costs related to the principal repayment is written off and included in interest expense.

Fair Value – We apply the provisions of FASB ASC 820,”Fair Value Measurements”. The carrying amounts reported in the consolidated balance sheets for cash, receivables, marketable securities, prepaid assets, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Fair values of assets and liabilities measured on a recurring basis as of September 30, 2009 included restricted and unrestricted marketable securities, recorded at fair values of $ $2.9 million and $0.5 million, respectively, which had quoted prices in active markets for identical assets (level 1) of $2.9 million and $0.5 million respectively.

Impairment – We apply the provisions of FASB ASC 360, “Property Plant and Equipment”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  FASB ASC 360 requires a long-lived asset to be sold to be classified as “held for sale” in the period in which certain criteria are met, including that the sale of the asset within one year is probable.  FASB ASC 360 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the Company’s ongoing operations.

The Company periodically reviews the carrying value of its long-term assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable.  If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if an impairment exists. If an impairment exists, the Company would determine the fair value by using quoted market prices, if available for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets.

Income Taxes – We record income taxes under the asset and liability method prescribed by FASB ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for temporary differences between the financial statement amounts and the tax basis of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse.

Loss Per Common Share – We do not report fully diluted loss per common share as the effect would be anti-dilutive.

Marketable Securities – We account for marketable securities with FASB ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”. We account for marketable securities by marking to market with unrealized gains and losses reflected as a component of Other Comprehensive Income, until such gains or losses become realized, at which time they are then recognized in our statement of operations. In addition, in circumstances where significant price declines are experienced subsequent to the balance sheet date, we consider whether such declines are other than temporary. After considering our expected holding period, we may record a provision for impairment in the event we do not expect the value of the securities to recover from such a decline in market value. We consider our accounting for marketable securities to involve significant management judgment that is subject to estimation.

Oil and Gas Properties – The Company applies the full cost method of accounting for its oil and gas properties. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center on a by country basis. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depletion of oil and gas properties is computed on the units-of-production method based on proved reserves. This includes estimates of future development costs of proved undeveloped reserves.

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

Operating Leases – We lease our offices under operating leases, and our lease agreements generally include rent escalation clauses. Most of the Company’s lease agreements include renewal periods at the Company’s option. We recognize scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space. Deferred rent relates to certain of our operating leases containing predetermined fixed increases of the base rental rate during the lease term being recognized as rental expense on a straight-line basis over the lease term. We have recorded the difference between the amounts charged to operations and amounts payable under the leases as other liabilities in the accompanying consolidated balance sheets.

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets approximating seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets using the straight-line method. We have capitalized costs associated with various equipment leases in accordance with FASB ASC 840, “Accounting for Leases.” These amounts have been presented as components of our property and equipment in our consolidated balance sheets.

Reclassifications – Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

Restricted Cash – Restricted cash consists of certificates of deposit, underlying letters of credit for exploration permits, state and local bonds and guarantees to vendors.

 Revenue Recognition – We recognize revenues from the sale of natural gas and crude oil related to our interests in producing wells when delivery to the customer has occurred and title has transferred. We currently have no gas balancing arrangements in place.  Revenue is presented on a gross basis, prior to deductions for taxes and gathering expenses.

Share-Based Compensation – We use the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair-value of stock-based awards in accordance with FASB ASC 718, “Stock Compensation”.   The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on the Company’s historical stock prices.

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

Asset Retirement Obligation – Asset retirement obligations associated with tangible long-lived assets are accounted for in accordance with FASB ASC 410,” Accounting for Asset Retirement Obligations”. The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. Accretion expense is recorded as a component of depreciation, depletion, amortization and accretion expense.

Recently Issued Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 855 “Subsequent Events”. FASB ASC 855 incorporates accounting and disclosure requirements related to subsequent events into U.S. GAAP. The requirements of ASC 855 for subsequent-events accounting and disclosure are not significantly different from those in existing auditing standards, which we have historically followed for financial reporting purposes. As of June 30, 2009 we have adopted ASC 855 and we do not believe this standard had any material impact on our financial statements. We have evaluated subsequent events through the date of issuance of these consolidated financial statements, which is January 13, 2010.

In July 2009, the FASB issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is non-authoritative. As of September 30, 2009 we have adopted ASC 105 and believe this did not impact our results of operations, financial position or cash flows.

In October 2009, we adopted certain accounting principles within FASB ASC 470, “Debt with Conversion and Other Options” that requires the proceeds from the issuance of certain convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for us in fiscal 2010, and it is required to be applied retrospectively to prior periods.  Management is currently assessing the potential impact that the adoption of this new guidance could have on our financial statements in fiscal 2010.

In October 2009, we adopted certain accounting principles within FASB ASC 805, “Business Combinations,” which requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  It also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this accounting principle).  In addition, the accounting principle’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. ASC 805 also requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also provides guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.  ASC 805 applies prospectively to business combinations for which the acquisition date on or after October 1, 2009, therefore, the adoption of ASC 805 did not have any impact on our historical financial statements.

In October 2009, we adopted certain accounting principles within FASB ASC 810, “Consolidation,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  ASC 810 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. ASC 810 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  The adoption of ASC 810 did not have any impact on our historical financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03 “Oil and Gas Reserve Estimation and Disclosures.” The ASU aligns the current oil and gas reserve estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932, Extractive Activities — Oil and Gas, with those in SEC Final Rule Release No. 33-8995, Modernization of Oil and Gas Reporting. The ASU will be effective for reporting periods ending on or after December 31, 2009. We are currently assessing the impact that adoption of this rule will have on our financial statements.

In December 2008, the SEC issued revised reporting requirements for oil and natural gas reserves that a company holds. Included in the new rule entitled “Modernization of Oil and Gas Reporting Requirements”, are the following changes: 1) permitting use of new technologies to determine proved reserves, if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes; 2) enabling companies to additionally disclose their probable and possible reserves to investors, in addition to their proved reserves; 3) allowing previously excluded resources, such as oil sands, to be classified as oil and natural gas reserves rather than mining reserves; 4) requiring companies to report the independence and qualifications of a preparer or auditor, based on current Society of Petroleum Engineers criteria; 5) requiring the filing of reports for companies that rely on a third party to prepare reserve estimates or conduct a reserve audit; and 6) requiring companies to report oil and natural gas reserves using an average price based upon the prior 12-month period, rather than year-end prices. The new requirements are effective for registration statements filed on or after January 1, 2010, and for annual reports on Form 10K for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. We are currently assessing the impact that adoption of this rule will have on our financial disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Note 3 - Restricted Cash and Marketable Securities

As of September 30, 2009, long term restricted cash consists of $0.1 million in certificates of deposit underlying letters of credit for exploration permits, state and local bonds and guarantees to vendors.

As of September 30, 2009, we have recorded $3.4 million in restricted marketable securities on our Consolidated Balance Sheet, representing the 23.1 million shares of Falcon common stock that we held on this date. The Falcon shares are restricted through an escrow agreement that restricts the timing of and quantity of the sale of the common stock. As described in Note 2, we have accounted for these securities in accordance with FASB ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”. Subsequent to September 30, 2009, the Falcon shares experienced a significant decline in value which we deemed to be an “other than temporary” decline. We determined that the decline in the value of the Falcon shares to be other than temporary based on various factors, including Falcon’s financial condition as well as our ability to hold these securities. Accordingly, we have recorded impairment expense of $8.5 million for the year ended September 30, 2009. We recorded impairment expense related to these securities in the amount of $0.8 million for the year ended September 30, 2008.

Note 4 — Oil and Gas Properties

Summary – Oil and gas properties at September 30, 2009 and 2008 consisted of the following ($ in thousands):

	2009	2008
Oil and gas properties, at cost, full cost method
Unproved
United States	$—	$82,040
Australia	1,427	2,536
Proved	—	69,704
Total	1,427	154,280
Less accumulated depreciation, depletion, amortization and impairment	—	(56,928)
Total	$1,427	$97,352

Included in oil and gas properties above is capitalized interest of $0.0 million and $0.3 million for the years ended September 30, 2009 and 2008, respectively.

The following is a summary of oil and gas property costs not subject to amortization by prospect at September 30, 2009 and 2008 ($ in thousands):

	2009	2008
United States	$—	$82,040
Australia	1,427	(2,536)
Total	$1,427	$84,576

The $1.4 million in oil and gas properties relates to a well in progress in our Beetaloo Basin project in the Northern Territory of Australia as discussed below.

Included below is the description of significant oil and gas properties and their current status.

Australia

During fiscal 2007 we drilled the Shenandoah #1 well located in the Beetaloo Basin in the Northern Territory of Australia. At this time we owned 100% of the working interest in this well and related leasehold interest. This well is located on oil and gas leasehold interest we held through four exploration permits that included 7,000,000 acres. In periods subsequent, we sold 75% of our 100% working interest in this well and the related acreage to Falcon Australia, who now operates the project. During fiscal 2009, we participated in the deepening of this well, the Shenandoah #1A, which is shut-in awaiting additional expenditure that was deferred primarily due to seasonal weather conditions.

US Projects – Piceance Basin

Buckskin Mesa Project – The Buckskin Mesa Project area was purchased on September 17, 2005 from MAB Resources, subject to certain agreements with Daniels Petroleum Company ("DPC").  The property is located in the northern part of the Piceance Basin in Rio Blanco County, Colorado.  The acquisition included 20,000 net acres and five previously drilled that were shut-in. PetroHunter has drilled five wells on this acreage and attempted to complete three of these wells in the first quarter of 2009. All ten wells are shut-in.

Per the agreement with DPC we were required to drill 5 additional wells by July 31, 2009, or pay DPC $2.0 million, or return these leases to DPC. We did not drill these additional five wells. Global holds a first lien on this leasehold interest as described in Note 8- Notes Payable. We are in the process of negotiating a mutually agreeable alternative with Daniels in order to be able to further explore for oil and gas on this leasehold interest.

During the year ended September 30, 2009 we impaired the remaining value of our U.S. full cost pool as we did not have the financial capacity to continue exploring for oil and gas on this acreage.

US Projects – Discontinued

Piceance II Project – The Piceance II Project was acquired December 29, 2005 from MAB Resources.  The property is located in the Piceance Basin, Garfield County, Colorado, and included eight producing wells operated by Encana.

We sold these eight wells in December 2008 for $2.3 million in cash, and we recorded a loss on conveyance of approximately $0.2 million. The remaining Piceance II Project undeveloped leasehold interest will be reassigned to the lessor as we have failed to meet the contract terms for drilling wells. In addition, we have accrued liquidating damages of $0.5 million associated this contract.

The following is a summary of depreciation, depletion, amortization and accretion, as reflected in the consolidated statements of operations (including depreciation, depletion and amortization of oil and gas properties per thousand cubic feet of natural gas equivalent) for the years ended September 30 ($ in thousands, except per thousand cubic feet):

	2009	2008	2007
Depletion of oil and gas properties	$8	$949	$1,040
Depreciation of furniture and equipment	215	273	192
Accretion of asset retirement obligation	21	8	13
Total	244	1,230	1,245
Depletion per thousand cubic feet of natural gas equivalent	$2.50	$2.45	$2.27

Note 5 — Furniture and Equipment

Furniture and equipment at September 30, 2009 and September 30, 2008 is reported at cost, net of accumulated depreciation and consisted of the following:

	2009	2008
Furniture and equipment	$157	$1,073
Less accumulated depreciation	(35)	(336)
Total	$122	$737

Depreciation expense associated with office furniture and equipment was $0.2 million and $0.3 million for the years ended September 30, 2009, and 2008, respectively. In August 2009, we moved our office in Denver, Colorado.  As a component of this move we abandoned furniture, fixtures, as well as tenant improvements. We have recorded losses on abandonment of approximately $0.3 million in connection with this office move.

Note 6 — Other Accrued Liabilities

Other accrued liabilities as of September 30, 2009 and 2008 are summarized and described below:

	2009	2008
Other accrued liabilities	$7,273	$4,832

On April 11, 2008, we closed the sale of certain natural gas gathering assets in our Buckskin Mesa project, for $0.7 million in cash consideration, and simultaneously entered into a gas gathering agreement with Clear Creek Energy Services (“CCES”) relating to the initial phase of a gas gathering system at Buckskin Mesa.  These agreements formalized and expanded upon a letter of understanding between the parties which contemplated a dedicated relationship with CCES in the development of a gas gathering system and the provision of gas gathering services within our Buckskin Mesa Project area (the “CCES Agreements”). In addition to customary terms and conditions, the CCES Agreements included a guarantee (the “Guarantee”) from us to CCES regarding their increasing financial commitments as they were incurred in relation to the development of the gas gathering system, including our contingent repurchase of the gas gathering assets we sold to CCES.  The triggering event for the Guarantee was contingent upon our mutual failure to execute a formal agreement for long-term gas gathering services in the future.  The resolution of this contingency was dependent upon, among other things, gas production levels from the initial phase gas gathering system for our Buckskin Mesa Project. Per the agreement, should we fail to execute a mutually agreeable long-term contract, CCES had the right to invoice us for their incurred costs and demand repayment within 20 days of our receipt of the demand invoice.  To secure our Guarantee, we executed a promissory note for an amount up to $11.5 million, secured by second deeds of trust on our Colorado properties.  The amount of the Guarantee is variable, based upon the underlying incurred costs by CCES as defined in the CCES Agreements. As of September 30, 2008, the Company has incurred a liability of $4.8 million in respect to this agreement.

During the year ended September 30, 2009, we deemed that the completion of this gathering system was economically unfeasible for us we and ceased pursing its completion.  As per our initial agreement with CCES, all amounts payable came due within 20 days of demand. In May 2009, we received a demand notice from CCES. We are currently in discussions with CCES management to develop a mutually agreeable settlement in conjunction with our discussions with DPC regarding the underlying leasehold interest, as well with Global who holds the first lien on this property. CCES has a second lien on the Buckskin Mesa acreage and wells.  As of September 30, 2009, the Company has incurred a liability of $7.3 million in respect to this agreement.

Note 7 — Asset Retirement Obligation

We recognize an estimated liability for future costs associated with the abandonment of our oil and gas properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is completed or acquired. The Company recognizes accretion expense in connection with the discounted liability over the remaining estimated economic lives of the respective oil and gas properties.

Our estimated asset retirement obligation liability is based on estimated economic lives, estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. Revisions to the liability are due to increases in estimated abandonment, changes in well economic lives, and changes to federal or state regulations regarding the abandonment of wells.  We have recorded our asset retirement obligation as a current liability in 2009, and in 2008 we classified it as long term.

Our asset retirement obligation liability as of September 30, 2009 and 2008 is summarized below ($ in thousands):

	2009	2008
Beginning asset retirement obligation	$114	$136
Liabilities incurred	—	—
Liabilities settled	—	(16)
Revisions to estimates	877	(14)
Accretion expense	21	8
Ending asset retirement obligation	$1,012	$114

Note 8 — Notes Payable

Notes payable as of September 30, 2009 and 2008 are summarized below ($ in thousands):

	2009	2008
Short-term notes payable
Installment loan	$—	$199
Vendor	81	130
Notes payable – short-term	$81	$329

Convertible notes payable	$6,956	$6,956
Discount on convertible notes payable	—	(6,631)
Convertible notes payable — net	$6,956	$325

Notes payable – related party – short-term
Bruner Family Trust	$2,829	$2,722
Global Project Finance AG	40,650	850
Notes payable – related party, short-term	$43,479	$3,572

Long-term notes payable – related party — net
Global Project Finance AG	$—	$39,800
Bruner Family TrustTrustTrust	—	107
Discount on notes payable payable	—	(2,017)
Long-term notes payable – related party — net	$—	$38,035

Other long – term liabilities, including capital lease obligations	$29	$—

Short-Term Notes Payable

Installment loan – On June 6, 2008, we entered into a promissory note with Flatiron Capital for the financing of certain insurance policies in the amount of $0.2 million. The note bears interest at a rate of 4.15% per annum. Payments are due in 11 equal installments commencing on July 6, 2008 and maturing on May 6, 2009. The note is secured by unearned premiums and the balance at September 30, 2008 was $0.2 million.

Vendor – In August 2007, we entered into an unsecured promissory note with a vendor for past due invoices aggregating $0.3 million. The note bears interest at an annual rate of 8%. Payments were originally due in 24 equal installments commencing on October 1, 2007 and maturing on September 1, 2009.  At September 30, 2009, we owed $0.1 million related to this note.  We defaulted on our obligations under the terms of this note prior to the maturity date and remained in default as of September 30, 2009.

Notes Payable – Related Party Short-Term

Bruner Family Trust – At various times during 2008, we entered into five promissory notes with the Bruner Family Trust.  Each note accrues interest at LIBOR plus 3% per annum and was originally due 12 months from each note’s respective date of issuance.  A note for $2.4 million was originally due on November 13, 2008, but was extended by the lender.  The remaining four notes were originally due in February, March (2) and August 2009.  We continue to receive waivers from the lender on a quarterly basis related to our covenant violations and in relation to our default and failure to make scheduled principal and interest payments. The possibility exists that lender will call all amounts due at the end of each ninety day reporting period. As of September 30, 2009, accrued interest relating to these notes was $ 0.3 million, and the total note balance was $2.8 million.

Global Project Finance AG – On October 10, 2007, we entered into a promissory note with Global Project Finance, AG (“Global”).  The entire balance on the notes was due and payable, on December 31, 2008, along with the accrued interest. We received a waiver that extended the due date on these notes through July, 2009, subsequent to that date we are considered to be in default, and the notes may be called at any time. The note is unsecured and the note balance at September 30, 2009 was $0.8 million. Accrued interest is $0.2 million on this note.

In December 2008, we issued a promissory note in the amount of $0.1 million to Global. This note bore interest at 15% per annum.  As of September 30, 2009 we have repaid this note and all accrued interest.

On January 9, 2007, we entered into a Credit and Security Agreement (the “January 2007 Credit Facility”) with Global in the amount of $15.0 million.  As of September 30, 2009, and September 30, 2008, amounts drawn against this facility were $15.0 million.

On May 21, 2007, we entered into a second Credit and Security Agreement with Global (the “May 2007 Credit Facility”) and we extended all the economic terms from the May 2007 Credit Facility retroactively to the January 2007 Credit Facility. Under the May 2007 Credit Facility, Global agreed to use its best efforts to advance up to $60 million to us over the following 18 months. As of September 30, 2009 and 2008 amounts drawn against this facility were $24.8 million.

In connection with the May 2007 Credit Facility, Global received warrants to purchase 2.0 million of our common shares at the date of execution and was to receive 0.4 million warrants for each $1.0 million advanced under the Facility.  We agreed to pay an advance fee of 2% on all amounts drawn under the May 2007 Credit Facility.  Payments were to have been made in such amounts as may be agreed upon by us and Global on the then outstanding principal balance in order to repay the principal balance by the maturity date, November 21, 2009. The loans are collateralized by a first perfected security interest on certain oil and gas properties and other of our assets. In the event that we sell any interest in the oil and gas properties that comprise the collateral, a mandatory payment is due in the amount equal to such sales proceeds.

As of September 30, 2009 and 2008 the cash portion of the advance fees payable in the amount of $0.8 million, incurred proportionately at 2% of each respective draw, had been recorded as a deferred financing cost and these amounts have been amortized to interest expense over the life of the Facilities.  The fair value of the 4 million warrants issued in conjunction with the advances was $1.9 million, valued using the Black-Scholes method, and was initially being amortized over the same time frame.  The fair value of the 28.5 million warrants issued in connection with the debt was $4.9 million valued using the Black- Scholes Method.

In September 30, 2008, the Company entered into a conversion and release agreement wherein $6.5 million in accrued interest owed to Global related to these Credit Facilities was converted into 32.6 million shares of our common stock at $0.20 per share, which was above the fair value of the shares at that time.  The $2.6 million value of the interest obligation converted to our common stock in excess of the fair value of the shares, and was recorded as additional paid in capital.  Global agreed to accept the shares as complete and total payment for the accrued interest. We deemed that as of the date of this transaction and for all periods subsequent we would consider Global to be a related party. The character of this relationship changed effective in the fourth quarter of the year ended September 30, 2008.

As of September 30, 2009, we were in default of payments in the amount of $0.8 million, which consisted of unpaid advance fees on the Global Facilities, but we obtained a comprehensive waiver from the lender that on October 1, 2009.  As of September 30, 2009, we were in default in respect to the $0.9 million promissory note as well as the associated accrued interest of $0.2 million. As of September 30, 2009, we had received waivers related to our failure to pay principal and interest and various covenant violations related to the $39.8 million drawn on the two credit facilities. These waivers expired on December 31, 2009.  We have accrued $4.1 million in interest related to this debt as of September 30, 2009.

As of September 30, 2009, as we were in default with Global in respect to the promissory notes of $0.9 million and credit facilities of $39.8, we have accelerated the accretion and amortization of the debt discount, and deferred financing costs related to these instruments and recognized $0.2 million in interest expense related to this acceleration.

Falcon Loan – In October 2008, we entered into a 10% secured loan agreement with Falcon (“Falcon Loan”). Under the terms of the loan agreement, Falcon agreed to advance to us $5.0 million.  This loan was secured by 14.5 million shares of Falcon common stock we had received as consideration in relation to the sale of a 50% working interest in our four exploration permits in Australia to Falcon in October 2008.   In addition the loan was also secured by a first position security interest in our five well bores in our Buckskin Mesa project. In June 2009, we sold an additional 25% interest in our exploration permits in the Beetaloo Basin to Falcon. As a component of our consideration, the $5.0 million note was forgiven by Falcon.

Convertible Debentures – In December 2008, we issued three subordinated convertible debentures totaling $0.2 million to two related parties. These debentures bore interest at 15% per annum and were due in May 2009. We issued 0.5 million warrants to purchase our common stock at $0.15 per share in connection with these debentures.  As of September 30, 2009 these debentures along with all related accrued interest have been repaid.

Shareholder Loans – We issued an 18% subordinated debenture in the amount of $0.03 million to a shareholder of the Company in exchange for the relief of amounts due the shareholder. The subordinated debenture is collateralized by an interest in .01 million shares of Falcon common stock held by us as unrestricted marketable securities. In connection with the issuance of the debenture we issued 0.07 million warrants to purchase our common stock at $0.15 per share, which expire in January 2010.  The debenture was due on April 15, 2009. As of September 30, 2009 we have paid the balance on this loan down to $0.015 million and we reclassified this loan to accounts payable as of September 30, 2009.

Convertible Debt

Convertible notes payable as of September 30, 2009 and 2008 are summarized below ($ in thousands):

	September 30, 2009	September 30, 2008

Convertible debentures – face value at issuance	$6,956	$6,956
Relative fair value assigned to warrants	(3,532)	(3,532)
Relative fair value of beneficial conversion feature	(3,424)	(3,424)
Net book value of convertible debentures at issuance	—	—
Accumulated accretion	6,956	325
Net book value	$6,956	$325

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

We originally agreed to file a registration statement with the Securities and Exchange Commission in order to register the shares issuable upon conversion of the debentures and the shares issuable upon exercise of the warrants. According to the Registration Rights Agreement, the registration statement was to be filed by March 4, 2008 and declared effective by July 2, 2008. The following penalties were to apply if filing deadlines were not met in compliance with the stated rules: (i) we agreed to pay  1% of the purchase price in cash as partial liquidated damages, subject to maximum aggregate liquidated damages of 18% of the aggregate subscription amount paid by the holder; (ii) if we were to fail to pay liquidated damages in full within seven days of the date payable, we agreed to pay interest of 18% per annum, accruing daily from the original due date subject to proration related to any portion of a month prior to the cure event; and (iii) all fees and expenses associated with compliance to the agreement would be borne by the Company.

Similarly, we have entered into various waiver agreements with respect to the interest installments due.  As consideration for these waivers, we have been able to delay and/or forego scheduled interest payments.

A waiver was executed in relation to the payment of a scheduled interest installment due July 1, 2008 by September 30, 2008, together with late fees of 18% per annum.  In addition, warrants to purchase our common stock were issued in an amount equal to 2% of the shares each purchaser received with the original agreement.  On September 30, 2008, we paid all past due interest in accordance with these waiver agreements.

A January 2009 waiver and amendment agreement with the purchasers extended the effective date of the registration statement to February 28, 2009, waived the penalties for not having the registration effective by the amended deadline of December 31, 2008, and waived as events of default under the debentures (i) the failure to pay the January 1, 2009 interest installment, (ii) our sale of an interest in our properties to Falcon, (iii) recent loans, and (iv) the placing of liens on our Buckskin Mesa wells and properties and pledge of our shares of Falcon stock.  We agreed to pay the interest installment due January 1, 2009 by April 1, 2009, together with late fees of 18% per annum, and to issue warrants to purchase our common stock in an amount equal to 2% of the shares each purchaser received with the original agreement.  A waiver and amendment agreement relating to the above Registration Rights Agreement was signed by all investors in May 2009 and the holder agreed that PetroHunter would not have to register the shares underlying the warrants until the warrants were “in the money”.  The waiver indicated that the trading price of the stock must exceed the warrant exercise price for at least 20 consecutive trading days before the registration commitment is triggered.  Once the warrants are “in the money”, we have 120 days to get a registration statement effective.

In May 2009, we received multiple waivers and releases of covenant violations and default and failure to make interest payments from the holders of our 8.5% convertible debentures.

In connection with the receipt of these 8.5 % convertible debentures, we issued a total of 2.77 million warrants to purchase our common stock at prices ranging from $0.12 to $ 0.28 (See Note 11 - Common Stock Warrants).

The debentures have a maturity date of November 2012 and are convertible at any time by the holders into shares of our common stock at a price of $0.15 per share, which was determined to be beneficial to the holders on the date of issuance. We determined that the relative fair value of this beneficial conversion feature was approximately $3.4 million at issuance, under the Black-Scholes model.  Accordingly, we recorded discounts to the debentures equal to their full cash value at issuance, which we are accreting to interest expense over the term of the notes, using the effective interest method.

As of September 30, 2009, as we were in default under the debentures, we have classified this debt as a current liability and accelerated the accretion and amortization of the debt discount, and deferred financing costs related to these instruments. Included in interest expense as of September 30, 2009 is $6.0 million related to this acceleration.

In the event of a default under the debentures, the maturity date of the debentures can be accelerated and the 130% of the outstanding principal amount, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, can become, at the holder’s election, immediately due and payable.

Future Principal Payments

The aggregate amount of minimum principal payments required on notes payable, credit facilities and long-term capital lease obligations in each of the years indicated are as follows as of September 30 ($ in thousands):

2010	$50,516
2011	29
Total	$50,545

Note 9 — Stockholders’ Equity

Common Stock – We have authorized 1 billion shares of common stock and 100 million shares of preferred stock.  No preferred stock was issued or outstanding as of September 30, 2009 or 2008.

Fiscal 2009 Transactions – During the year ended September 30, 2009 we issued 7.1 million shares of our common stock.

•
In October 2008, we issued 1.9 million shares of our common stock at a price of $0.08 per share in connection with the receipt of an amendment to a letter of understanding between us and CCES. Under the terms of the agreement, CCES agreed to allow Falcon to exercise an additional option for and additional working interest in our Buckskin Mesa project, should Falcon choose to do so.

•	In January 2009, we issued 0.25 million shares of our common stock at a price of $0.09 per share in connection with investor relation services.

•	In August 2009, we issued 5.0 million shares of our common stock at a price of $0.02 per share to an officer of the company.

Fiscal 2008 Transactions – During the fiscal year ended September 30, 2008, we issued 100.8 million shares of our common stock and 6.4 million shares were returned to us:

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

 Note 10 — Stock-Based Compensation

Stock Option Plan – On August 10, 2005, the Company adopted the 2005 Stock Option Plan (the “Plan”), as amended. Stock options under the Plan may be granted to key employees, non-employee directors and other key individuals. Options may be granted at an exercise price not less than the fair market value of the Company’s common stock at the date of grant. Most options have a five-year life but may have a life up to 10 years as designated by the compensation committee of the Board of Directors (the “Compensation Committee”). Typically, options vest 20% on grant date and 20% each year on the anniversary of the grant date but each vesting schedule is also determined by the Compensation Committee. Most initial grants to Directors vest 50% on grant date and 50% on the one-year anniversary of the initial grant date. Subsequent grants (subsequent to the initial grant) to Directors typically vest 100% at the grant date. In special circumstances, the Board may elect to modify vesting schedules upon the termination of selected employees and contractors. The Company has reserved 40.0 million shares of common stock for the Plan. At September 30, 2009 and September 30, 2008, 10.6 million and 5.8 million shares respectively remained available for grant pursuant to the Plan.

A summary of the activity under the Plan as of and for the years ended September 30, 2009 and 2008 are as follows (shares in thousands):
	Number of Shares	Weighted- Average Exercise Price
Options outstanding — October 1, 2007	24,965	$1.31
Granted	12,285	$0.21
Forfeited	(3,080)	$0.92
Expired	—	$—
Options outstanding — September 30, 2008	34,170	$0.90

Granted	1,095	$0.11
Forfeited	(5,845)	$1.47
Expired	—	$—
Options outstanding — September 30, 2009	29,420	$0.76
Options exercisable — September 30, 2008	20,032	$1.01
Options exercisable — September 30, 2009	21,773	$0.85

There have been no options exercised under the terms of the Plan since inception.

A summary of the activity and status of non-vested awards under the plan as of and for the years ended and as of September 30, 2009 and 2008 are as follows (shares in thousands):
	Number of Shares	Weighted Average Fair Value
Non-vested — October 1, 2007	10,208	$0.62
Granted	12,285	$0.21
Vested	(5,814)	$0.88
Forfeited	(2,532)	$0.83
Expired	—	$—
Non-vested — September 30, 2008	14,147	$0.75
Granted	1,095	$0.08
Vested	(5,139)	$0.51
Forfeited	(2,456)	$0.57
Expired	—	$—
Non-vested — September 30, 2009	7,647	$0.30

As of September 30, 2009, there was $0.2 million of total deferred compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  We anticipate that this expense will be recognized over the fiscal years 2010 through 2013.  The total fair value of shares vested during the years ended September 30, 2009, and 2008 was $2.6 million and $3.3 million, respectively.

Effective October 1, 2006, we adopted the provisions of SFAS 123(R). In accordance with SFAS 123(R) the fair value of each share-based award under all plans is estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table for the years and for the period ended September 30:

	2009	2008
Expected option term — years	1-5	1-5
Weighted-average risk-free interest rate	1.0%-2.3%	1.8%-4.0%
Expected dividend yield	0	0
Weighted-average volatility	97%-129%	72%-98%

Deferred Stock Based Compensation – We authorized and issued 10.1 million stock options to employees and non-employee consultants outside the 2005 stock option plan in May 2007. The options were granted at an exercise price of $0.50 per share and vest 60% at grant date and 20% per year at the first and second anniversaries of the date of grant. These options expire on May 21, 2012.

A summary of the activity as of and for the years ended September 30, 2009 and 2008 is presented below (shares in thousands):
	Number of Shares	Weighted- Average Exercise Price
Options outstanding – October 1, 2007	9,895	$0.50
Options exercisable at October 1, 2007	5,937	$0.50
Forfeited	(2,300)	$0.50
Options outstanding – September 30, 2008	7,595	$0.50

Options exercisable – September 30, 2008	6,176	$0.50
Forfeited	(3,835)	$0.50
Options outstanding – September 30, 2009	3,760	$0.50
Options exercisable – September 30, 2009	3,760	$0.50

A summary of the status and activity of non-vested awards not under the Plan for the years ended September 30, 2009 and 2008 is as follows (shares in thousands):

	Number of Shares	Weighted- Average Fair Value
Non-vested — October 1, 2007	3,958	$0.21
Granted	—	$—
Vested	(1,419)	$0.38
Forfeited	(1,120)	$0.38
Non-vested — September 30, 2008	1,419	$0.38
Granted	—	$—
Vested	(1,389)	$0.38
Forfeited	(30)	$0.38
Non-vested — September 30, 2009	—	$—

As of September 30, 2009 there was $0.0 million in unrecognized compensation cost related to non-vested share based compensation arrangements not granted under the Plan. The total fair value of the shares vested during the year ended September 30, 2009 was $0.5 million.

Compensation Expense – for the fiscal years ended September 30, 2009 and 2008 stock-based compensation expense of $2.9 and $3.2 million was charged to operations, respectively.

Note 11 – Common Stock Warrants

Warrants – The following stock purchase warrants were outstanding at September 30, 2009 and 2008 (warrants in thousands):

	2009	2008
Number of warrants	139,136	135,754
Exercise price	$0.12-$2.10	$0.22 - $2.10
Expiration date	2010 - 2012	2011 - 2012

Fiscal 2009 Transactions

During the year ended September 30, 2009 we issued 0.5 million warrants to purchase our common stock at $0.15 per share to three related parties, in connection with sale of $0.2 million in convertible debentures (See Note 8). The warrants issued have a one-year term had a total value of $0.0 million as calculated under the Black-Scholes method.

During the year ended September 30, 2009, we issued a total of 2.77 million warrants to purchase our common stock at prices ranging $0.12 to $0.28 per share to the holders of our Series A 8.5% convertible debentures in connection with our default and failure to make scheduled interest payments. In addition these warrants were issued as consideration for the receipt of waivers related to our violation of certain debt covenants. These warrants expire in November 2012, and had a total value of $0.05 million as calculated under the Black-Scholes method.

During the year ended September 30, 2009, we issued .07 million warrants to purchase our common stock at $0.15 per share, which expire in January 2010 in connection with a convertible debenture issued to a shareholder of the Company.  These warrants expire in January 2010, and had a value of $.001 as calculated under the Black Scholes method (See Note 8 - Notes Payable).

Fiscal 2008 Transactions

During the year ended September 30, 2008 we completed the sale of Series A 8.5% convertible debentures. Debenture holders received five-year warrants that allow them to purchase a total of 46.4 million shares of common stock at prices ranging from $0.24 to $0.28 per share (see Note 8). As of September 30, 2008, none of these warrants had been exercised and the total value of these warrants, based on valuation under the Black-Scholes method, was $7.8 million. In connection with the placement of the debentures, we paid a placement fee of $0.2 million and issued placement agent warrants entitling the holders to purchase an aggregate of 0.2 million shares at $0.25 to $0.28 per share for a period of five years. These warrants had a total valuation under the Black-Scholes method of $0.0 million.

During the year ended September 30, 2008, we entered into the Second Amendment of our consulting agreement with MAB Resources, LLC and issued warrants to acquire 32 million shares of our common stock at $0.50 per share. These warrants expired on November 14, 2009 and have a total value, based on the Black-Scholes method, of $1.8 million.

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

Note 12 — Related Party Transactions

Our policy is to enter into transactions with related parties on terms that, on the whole, are more favorable, or no less favorable than those available from unaffiliated third parties.  Based on our experience in oil and gas exploration and development and considering the terms of our transactions with unaffiliated third parties, we believe that all of the transactions described below met this policy standard at the time they occurred.

Falcon Oil & Gas – On August 25, 2008, we entered into an agreement for the sale of a 25% working interest in five wells located within our Buckskin Mesa project in the Piceance Basin, Colorado.  We also entered into an agreement to sell a 50% working interest in our Beetaloo Basin Project in the Northern Territory, Australia for $5 million in cash, which was received on August 25, 2008, and $20 million of equity securities convertible into Falcon shares based on the closing price on August 22, 2008.  This sale was completed on September 30, 2008, when the value of the Falcon shares was $14.9 million.  As of September 30, 2008, we had recorded $1.8 million on our consolidated balance sheet as a receivable from Falcon, relating to its GST refund which is payable to us upon their receipt.

In October 2008, we entered into a 10% secured loan agreement with Falcon (“Falcon Loan”). Under the terms of the loan agreement, Falcon agreed to advance to us $5.0 million.  This loan was secured by 14.5 million shares of Falcon common stock we had received as consideration in relation to the sale of a 50% working interest in our four exploration permits in Australia to Falcon in October 2008.   In addition the loan was also secured by a first position security interest in our five well bores in our Buckskin Mesa project. In June 2009, we sold an additional 25% interest in our exploration permits in the Beetaloo Basin to Falcon. As a component of our consideration, the $5.0 million note was forgiven by Falcon.

During the year ended September 30, 2009, we participated with Falcon in the deepening of the Shenandoah #1 (Shenandoah #1A), a well we initially drilled, located in the Beetaloo Basin in Australia. Our estimated share of the costs to deepen this well as of September 30, 2009 was $1.4 million.

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

MAB – During the year ended September 30, 2008, pursuant to an agreement with MAB, we converted a $13.5 million promissory note to common stock. We recorded interest expense of $0.1 million for that period and made principal payments of $1.0 million during that period.

Bruner Family Trust – At September 30, 2009, we have nine notes outstanding from the Bruner Family Trust for $2.9 million in principal and with $0.2 million in accrued interest.

Officer and Director - In 2008, Charles Crowell, our former Chairman and CEO, assigned the right to receive $0.2 million from Galaxy to us as consideration in payment of this note.  No other payments of principal or interest were made on these notes in 2008.

Officers and Directors – In December 2008, three officers made short-term loans to the Company aggregating $0.2 million dollars.  These loans were repaid in January 2009.

Note 13 – Income Taxes

Income tax expense (benefit) consists of the following as of September 30, 2009 and 2008 ($ in thousands):

	2009	2008
Current taxes	$—	$—
Deferred taxes	(47,672)	(24,325)
Less: valuation allowance	47,672	24,325
Net income tax provision (benefit)	$—	$—

The effective income tax rate for the years ended September 30, 2009 and 2008 differs from the U.S. Federal statutory income tax rate due to the following:
	2009	2008
Federal statutory income tax rate	-35.00%	-35.00%
State income taxes, net of federal benefit	-3.06%	-2.99%
Permanent differences — disallowed interest on convertible debt	2.47%	2.51%
Increase in valuation allowance	35.59%	35.49%
Net income tax provision (benefit)	—	—

The components of the deferred tax assets and liabilities as of September 30, 2009 and 2008 are as follows ($ in thousands):
	September 30,
	2009	2008
Deferred tax assets:
Federal and state net operating loss carryovers	$66,923	$46,007
Capital loss carryovers	1,577	1,135
Investments	3,554	304
Asset retirement obligation	385	43
Stock compensation	9,285	8,154
Accrued vacation	10	34
Transfer fees	3	3
Oil and gas properties and property and equipment	13,640	—
Accrued Interest	2,244	129
Deferred tax asset	$97,621	$55,809
Deferred tax liabilities:
Oil and gas properties and property and equipment	—	(5,861)
Net deferred tax asset	97,621	49,948
Less: valuation allowance	(97,621)	(49,948)
Deferred tax liability	$—	$—

The Company has approximately a $176 million net operating loss carryover and a $4.1 million capital loss carryover as of September 30, 2009.  The net operating losses may offset against taxable income through the year ended September 2029.  A portion of the net operating loss carryovers begin expiring in 2025 and may be subject to U.S. Internal Revenue Code Section 382 limitations.  The capital loss carryover may only offset against future capital gains through the year ended September 2014, of which a portion will expire in 2013.

The Company has provided a valuation allowance for the deferred tax asset at September 30, 2009, as the likelihood of the realization of the tax benefit of the net operating loss carry forward cannot be determined.  The valuation allowance increased by approximately $47.7 million and $24.3 million for the years ended September 30, 2009 and 2008, respectively.

Note 14 —Subsequent Events (Unaudited)

Subsequent to September 30, 2009

We have evaluated subsequent events through January 8, 2010, the date the financial statements were available to be issued.

In December 2009, we and our wholly owned subsidiary, Sweetpea, entered into a binding letter of intent with Falcon Oil and Gas Ltd and its wholly owned subsidiary, Falcon Australia, where Sweetpea will purchase shares of Falcon Australia in exchange for its remaining undivided 25% interest in four exploration permits in the Beetaloo

Basin, in the Northern Territory, Australia. The closing of this transaction is subject to Sweetpea obtaining an independent valuation analysis, and other criterion being met by both parties. The result of this potential transaction would be a re-consolidation of the interests in the exploration permits in one entity and the creation of a vehicle for fundraising and exploration and development activities in the Beetaloo Basin. We anticipate that the closing of this transaction may bring us some relief to our ongoing liquidity issues.

In December 2009, in a continuing effort to reduce costs and overhead, we terminated our Executive Vice President and Secretary, effective December 1, 2009. Our Chief Financial Officer will serve as Secretary.

As of December 31, 2009, the waivers we had received from our largest secured creditor, Global, expired and we are in default in respect to repayment, payment of interest, and various other debt covenants.  We are renegotiating with Global and the holders of our convertible debentures to restructure some of the terms of the debt instruments.

Note 15 — Disclosures about Oil and Gas Producing Activities (Unaudited)

Costs Incurred in Oil and Gas Producing Activities – Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows ($ in thousands):

	Year Ended September 30,
	2009	2008
Exploration	$2,922	$12,524
Acquisition	—	—
Proved	—	—
Unproved	—	30,952
Total	$2,922	$43,476
Capitalized costs associated with asset retirement obligation	$—	$96

Oil and Gas Reserve Quantities – For the fiscal year ended September 30, 2008 and 2007, Gustavson Associates (“Gustavson”) prepared the reserve information for the Company’s properties located in the Piceance Basin of Western Colorado, and for the properties located in the Fiddler Creek Heavy Oil Project located in Montana. We do not have any proved reserves at September 30, 2009.

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

Presented below is a summary of the changes in estimated reserves of the Company:

	Year Ended September 30,
	2009		2008		2007
	Oil or Condensate (Bbl)	Gas (Mcf)	Oil or Condensate (Bbl)	Gas (Mcf)	Oil or Condensate (Bbl)	Gas (Mcf)
Developed and undeveloped:
Beginning of year	7,336	19,814,414	131,037	13,699,421	—	—
Extensions and discoveries	—	—	3,436	11,417,393	131,174	10,820,228
Purchases of minerals in place	—	—	621	2,020,869	—	3,335,933
Production	(160)	(44,971)	(22)	(286,474)	(137)	(456,740)
Sales of reserves	(1,993)	(2,063)	(130,379)	(9,512,575)	—	—
Revisions to previous estimates	(5,183)	(17,707)	2,643	2,475,960	—	—
End of year	—	—	7,336	19,814,414	131,037	13,699,421
Proved developed reserves:
Beginning of year	2,353	3,310.350	8,873	13,699,421	—	—
End of year	—	—	2,353	3,310,350	8,873	13,699,421

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

The assumptions used to compute the standardized measure are those prescribed by the FASB and the Securities and Exchange Commission. These assumptions do not necessarily reflect our expectations of actual revenues to be derived from those reserves, nor their present value. The limitations inherent in the reserve quantity estimation process as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.  At September 30, 2009 the Company does not have any proved reserves. The following prices, as adjusted for transportation, quality, and basis differentials, were used in the calculation of the standardized measure:

	As of September 30,
	2009	2008	2007
Gas (per Mcf)	$—	$3.36	$4.80
Oil (per Bbl)	$—	$79.47	$62.61

The following summary sets forth the Company’s future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed by SFAS 69 ($ in thousands):

	As of September 30,
	2009	2008	2007
Future cash inflows	$—	$91,165	$73,998
Future production costs	—	(24,009)	(18,394)
Future development costs	—	(33,416)	(10,648)
Future net cash flows	—	33,740	44,956
10% annual discount	—	(25,383)	(25,091)
Standardized measure of discounted future net cash flows	$—	$8,357	$19,865

The primary sources of change in the standardized measure of discounted future net cash flows are ($ in thousands):

	Year Ended September 30,
	2009	2008	2007
Standardized measure, beginning of year	$8,357	$19,865	$—
Changes in prices and production costs	—	(442)	—
Sales of oil and gas produced	(51)	(1,188)	(2,027)
Extensions of discoveries, net of production costs	—	368	17,266
Purchases of minerals in place	—	403	4,626
Sales of reserves	(2,300)	(13,043)	—
Revisions of previous quantity estimates	(6,006)	764	—
Accretion of discount	—	1,987	—
Other	—	(357)	—
Standardized measure, end of year	$—	$8,357	$19,865

Note 16 — Commitments and Contingencies (Unaudited)

As reflected in Note 4 – Oil and Gas Properties and Note 8- Notes Payable, we are negotiating with DPC and CCES in respect to our liabilities and or commitments associated with these parties and our Buckskin Mesa property. These negotiations include Global, who has a first lien on the Buckskin Mesa wells and leasehold interest. We cannot determine if these negotiations will result in our ability to further explore or develop this leasehold interest, as we are not currently able to settle these liabilities and or commitments without compromise by all parties.. The Company believes that the liabilities it has recorded are sufficient to meet its contractual obligations in respect to these parties and this property, as of September 30, 2009.

Minimum future payments for office rent as of September 30, 2009 are as follows ($ in thousands):

Year Ended September 30,
2010	$176
2011	$152
2012	$103
2013	$104
2014	$97

Rent expense for the years ended September 30, 2009 and 2008 was $0.3 million and $0.2 million, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

On November 3, 2008, GHB resigned as our independent registered public accounting firm.  GHB had entered into an agreement with Eide Bailly LLP (“Eide Bailly”), pursuant to which Eide Bailly acquired the operations of GHB and certain of the professional staff and shareholders of GHB joined Eide Bailly either as employees or partners of Eide Bailly and will continue to practice as members of Eide Bailly.  Concurrent with the resignation of GHB, we, through and with the approval of our Audit Committee, engaged Eide Bailly as its independent registered public accounting firm.

During the period from January 31, 2008 through November 3, 2008, there were no disagreements with GHB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GHB, would have caused it to make reference to the subject matter of the disagreements in connection with its report.  Further, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K occurring from January 31, 2008 through November 3, 2008.

During the period prior to the engagement of Eide Bailly, neither we nor anyone on our behalf consulted Eide Bailly regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.  Further, Eide Bailly has not provided written or oral advice to us that were an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we have determined that material weaknesses in internal control over financial reporting related to the operating effectiveness of internal control over financial reporting existed as of September 30, 2009 and 2008. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective to reasonably ensure that information required to be disclosed is included in the reports that we file with the SEC.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, has determined that we did not maintain effective internal control over financial reporting as of September 30, 2009. In connection with the preparation of our Annual Report on Form 10-K, we identified certain material weaknesses that led us to conclude that our internal control over financial reporting was not operating effectively as of September 30, 2009.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment, management identified the following material weaknesses: (1) our controls over industry specific accounting transactions did not operate effectively to appropriately calculate losses on our oil and gas property conveyances in the consolidated statements of operations; (2) we lacked segregation of duties; and (3) our controls over the foreign currency translation process for transactions in Australia.

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

Management believes we now have sufficient individuals that collectively possess a strong background, experience and expertise related to accounting, SEC reporting and other finance functions. However, due to the material weaknesses in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and as described in this Item 9A(T), and the fact that the significant scope and timing of these remediation steps did not permit observation over an appropriate period of time for us to adequately test their effectiveness, our disclosure controls and procedures were not effective as of September 30, 2009 or 2008 to assure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the periods specified in the SEC's rules.

Notwithstanding the existence of these material weaknesses in internal control, we believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheets as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended September 30, 2009 and 2008, in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and titles of the Company’s directors and executive officers are listed below, along with a description of their business experience during the last five years.

Name	Age	Position
Martin B. Oring	64	Chairman of the Board, President and Chief Executive Officer
William P. Brand, Jr.	54	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Erich Hofer	49	Director
Carmen J. Lotito	65	Director
Matthew R. Silverman	56	Director
Dr. Anthony K. Yeats	63	Director

•
Martin B. Oring became a director in July 2007, the Chairman of the Board in April 2009 and the President and Chief Executive Officer in May 2009.  Mr. Oring is an executive in the financial services and energy industries.  Prior to forming his current business in 2001, Wealth Preservation, LLC, he had extensive experience as a member of management in several companies, including Prudential Securities (Managing Director of Executive Services), Chase Manhattan Corporation (Manager of Capital Planning), and Mobil Corporation (Manager, Capital Markets & Investment Banking).  He has served as a director of Parallel Petroleum Corporation, located in Midland, Texas, and currently serves as a director of Searchlight Minerals Corp., located in Henderson, Nevada.  Mr. Oring received a B.S. degree in mechanical engineering from the Carnegie Institute of Technology in 1966 and an M.B.A. degree from in production management, finance and marketing from Columbia University in 1968.  Mr. Oring chairs the audit, compensation and nominating committees of our board of directors and is a qualified financial expert.

•
William P. Brand, Jr. became our Chief Financial Officer in July 2009.  Since February 2009, he has served as Manager of HR Energy, LLC, a privately-owned oil and gas exploration company. From June 2008 until December 2008, he served as Interim Chief Financial Officer, Interim Secretary and Interim Treasurer of Galaxy Energy Corporation, and on October 1, 2008 joined Galaxy on a full time basis.  From December 2006 through April 2007, he served as Controller and Chief Accounting Office of Teton Energy Corporation in Denver, Colorado. From August 2005 through July 2006 he was Vice President Finance for PRB Energy Inc., in Denver, Colorado. From November 2003 through July 2005 he served as a project Consultant and worked on several projects in the Denver area, including the restatement team for Qwest Communications International as well as several SOX 404 compliance projects, in Denver, Colorado. He served as Controller and Finance Director from January 2001 until August 2003 for Orica USA Inc., an international manufacturer of mining services products, and from November 1994 through December 2000, he served as Finance Manager/Director for US West International and successor companies, MediaOne Inc. and AT&T Wireless International, in Denver, Colorado and Seattle, Washington. Prior to that he served in several capacities with Monsanto Company, Monsanto Oil Company, and successor, BHP Petroleum Americas Inc., in St. Louis, Missouri, Denver, Colorado and Houston, Texas. He holds a Bachelor of Science degree and an MBA degree from Southern Illinois University, Carbondale Illinois, and is a CPA, inactive, State of Texas.

•
Erich Hofer has been a director since April 2009.  Mr. Hofer has been a director of Arkanova Energy Corporation since March 2007.  Arkanova Energy is a publicly-traded oil and gas company with property interests located in Arkansas, Colorado and Montana.  From January 2005 to September 2007, he served as group CFO for Argo-Hytos Ltd., a mobile hydraulic application manufacturer, headquartered in Baar, Switzerland.  From September 2001 to March 2004, he served as chief of staff and deputy of the group CEO at Schneeberger Ltd., a linear technology manufacturer, located in Roggwil, Switzerland.  Mr. Hofer holds an MBA degree from the University of Chicago and a B.S. degree in economics and management from the University for Applied Science for Business and Administration in Zurich.  He is also a certified management accountant in Switzerland.

•
Carmen J. Lotito has been a director of the Company since May 2006 and served as the Executive Vice President – Business Development from October 2007 to March 2009.  He previously served as the Executive Vice President, Chief Financial Officer, Treasurer, and Secretary of the Company at various times from May 2006 to October 2007.  Mr. Lotito has been a Director and chairman of the audit and compensation committees of Gasco Energy, Inc. since April 2001, and was a director of Galaxy Energy Corporation from November 2002 to August 2006.  He served as Chief Financial Officer and Treasurer of Galaxy Energy Corporation from November 2002 to July 2005, and as Executive Vice President from August 2004 to July 2005.  Gasco Energy is subject to the reporting requirements of the Securities Exchange Act of 1934.

•
Matthew R. Silverman became a director in February 2007.  Mr. Silverman is Exploration Manager with Robert L. Bayless, Producer LLC, an oil and gas company that is active in the central and southern Rocky Mountain regions.  Such projects have included exploration for conventional oil and natural gas, tight gas, and coalbed methane development in several basins.  Mr. Silverman directs Bayless's geology and land departments in its Denver offices.  From 1989 to 2000, he was employed by Gustavson Associates, Inc., an international oil and gas consulting group, where he was responsible for technical evaluation and capital formation for exploration and production opportunities around the world.  His work included appraising oil and gas assets (producing and exploratory), preparing on-site oil and gas field feasibility studies, and business development.  Mr. Silverman was previously employed by TOTAL Minatome and its predecessors, CSX Oil & Gas and Texas Gas Exploration, from 1982 to 1989 in Denver, Colorado, and by Evans Energy from 1976 to 1982.  He received an A.B. degree from Brown University in 1975 and an M.S. degree in Geological Sciences from the University of Colorado in 1983.  Mr. Silverman is a Certified Petroleum Geologist.

•
Dr. Anthony K. Yeats became a director in February 2006.  Dr. Yeats has participated in the development of numerous exploration ventures in oil and gas opportunities around the world.  His career has included the role of Chief Geologist, Geophysicist and Team Leader for Royal Dutch Shell in the Middle East, Africa and the Far East, Exploration Coordinator for BP’s Global Basin Group, and Chief Geologist for a number of regional acquisitions undertaken by British Petroleum at a variety of locations throughout the Middle East, Africa, Canada and Europe.  Before joining the Company, in 1999 Dr. Yeats started Cambridge Earth Sciences Limited, which provides private research and consulting services for companies engaging in geology and exploration management, which Dr. Yeats continues to run.  Prior to 1999, Dr. Yeats was Co-coordinator for World Wide New Ventures for Total in Paris and finally Exploration Manager for Total in the Former Soviet Union where he managed teams undertaking hydrocarbon exploration in Kazakhstan, Azerbaijan, and Russia.  In this post he was responsible for the generation of new ventures, including the acquisition of already existing discoveries.  Over the years he has developed extensive contacts with the financial community in Edinburgh and London, which specialize in the raising of capital for oil and gas ventures particularly from UK, French, Canadian and Middle East sources.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (“SEC”).  Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended September 30, 2009, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners, except for the following:  a Form 4 report due December 3, 2008 for Martin B. Oring was filed on February 5, 2009 and a Form 4 report due May 15, 2009 for Mr. Oring was filed on August 17, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid to our Chief Executive Officer and our two most highly compensated executive officers, other than the Chief Executive Officer.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Martin B. Oring(1)	2009	$66,442	$0	$82,500	$0	$17,046	$165,988
Charles B. Crowell(2) Chief Executive Officer	2009 2008	$292,731 $469,750 (3)	$0 $0	$0 $0	$0 $144,400 (4)(5)	$52,916 (6) $65,985 (6)	$345,647 $680,135
Lyle R. Nelson Senior Vice President of Operations and Production	2009 2008	$157,541 $193,333	$0 $0	$0 $0	$0 $2,800 (5)	$4,421(6) $31,663 (6)	$161,962 $227,796
Kyle L. WhiteJohnson Vice President of Administration	2009 2008	$150,000 $131,667	$40,000 $0	$0 $0	$0 $2,600 (5)	$0 $0	$190,000 $134,267
_______________

(1)	Mr. Oring began serving as our Chief Executive Officer in May 2009.

(2)	Mr. Crowell was our Chief Executive Officer until May 2009.

(3)	Includes $105,750 in consulting fees before Mr. Crowell became an employee.

(4)
The Company granted options to purchase 5,000,000 shares under its 2005 Stock Option Plan on January 1, 2008 upon Mr. Crowell’s transition from consultant to employee status and formally assuming the office of Chairman of the Board and Chief Executive Officer.  The FAS 123(R) value of the option on for the grant date was $0.13 per share, using the Black-Scholes option valuation model and the following assumptions: volatility rate of 84.81%; risk-free interest rate of 3.07% based on a U.S. Treasury rate of three years; and a 3.5-year expected option life.  The options vest 20% at grant date and 20% on each anniversary of the grant date until fully vested.  The options are exercisable at $0.22 per share and expire on January 1, 2013.

(5)
The Company granted options under its 2005 Stock Option Plan on August 25, 2008 that were valued at $0.14 per share which represents the FAS 123(R) value of the option on that date.  Under FAS 123(R), the grant date fair value of each stock option award is calculated on the date of grant using the Black-Scholes option valuation model.  The Black-Scholes model was used with the following assumptions: volatility rate of 96.14%; risk-free interest rate of 2.62% based on a U.S. Treasury rate of three years; and a 3.5-year expected option life.  The options vest 20% at grant date and 20% on each anniversary of the grant date until fully vested.  The options are exercisable at $0.22 per share and expire on August 25, 2013.

(6)	All other compensation consists of temporary living, lodging and commuting expense.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	OPTION AWARDS
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Martin B. Oring	750,000 100,000 200,000	-- -- --	-- -- --	$0.19 $0.20 $0.22	9/21/2012 10/17/2012 8/25/2013
Charles B. Crowell	500,000 600,000 2,000,000 200,000	-- 400,000 3,000,000 300,000	-- -- -- --	$1.38 $0.49 $0.22 $0.22	5/8/2010 5/8/2010 5/8/2010 5/8/2010
Lyle R. Nelson	600,000 250,000 159,000 110,000	150,000 -- 106,000 165,000	-- -- -- --	$2.10 $0.50 $0.20 $0.22	6/1/2010 6/1/2010 6/1/2010 6/1/2010
Kyle L. WhiteJohnson	80,000 100,000 210,000 80,000	20,000 -- 140,000 120,000	-- -- -- --	$2.10 $0.50 $0.20 $0.22	12/1/2010 12/1/2010 12/1/2010 12/1/2010
______________

(1)
The unexercisable stock options with a strike price of $2.10 vest 20% on 8/11/06 and 20% on each anniversary of that date.  The unexercisable stock options with a strike price of $.49 vest 20% on 7/2/07 and 20% on each anniversary of that date.  The unexercisable stock options granted on 1/1/08 with a strike price of $0.22 vest 20% on 1/1/2008 and 20% on each anniversary of that date.  The unexercisable stock options with a strike price of $0.20 vest 20% on 10/17/07 and 20% on each anniversary of that date. The unexercisable stock options with a strike price of $0.22 vest 20% on 8/25/08 and 20% on each anniversary of that date.

Compensation of Directors

Each director was entitled to reimbursement for reasonable travel expenses incurred in connection with such director’s attendance at Board of Directors and Committee meetings.  We grant directors options under our 2005 Stock Option Plan.  Vesting schedules are determined by the Board; however, most initial grants to directors vest 50% on grant date and 50% on the one-year anniversary of the initial grant date.  Subsequent grants (subsequent to the initial grant) to directors typically vest 100% at the grant date.  The following table sets forth the compensation paid to our non employee Directors for services rendered during the year ended September 30, 2009.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Martin B. Oring	$60,000	$0	$0	$60,000
Matthew R. Silverman	$60,000	$0	$0	$60,000
Anthony K. Yeats	$60,000	$0	$0	$60,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates the beneficial ownership, as of December 31, 2009, of the Company’s Common Stock by (i) each director and director nominee, (ii) each officer, (iii) each person known by the Company to own more than 5% of the outstanding shares of the Company’s Common Stock, and (iv) all directors and executive officers of the Company as a group.  Except as otherwise indicated below, all shares indicated as beneficially owned are held with sole voting and investment power.
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Marc A. Bruner 29 Blauenweg Metzerlen, Switzerland 4116	97,175,000 (3)	25.3%

MAB Resources LLC 1875 Lawrence Street, Suite 1400 Denver, CO 80202	95,175,000 (4)	24.8%

Christian Russenberger Meierhofrain 35 Wadenswil 8820, Switzerland	57,937,577 (5)	14.5%

Global Project Finance AG Sunnaerai 1 Sachsein 6072, Switzerland	52,937,577 (6)	13.2%

Nobu Ventures, Inc. Austrasse 15 Vaduz 9490, Switzerland	30,000,000	7.9%

Bruner Family Trust 8484 Westpark Drive, Suite 900 McLean, Virginia 22102	25,000,000	6.6%

Martin B. Oring	9,583,334 (7)	2.5%

Carmen J. Lotito	3,550,000 (8)	0.9%

Erich Hofer	2,500,000	0.7%

Matthew R. Silverman	1,000,000 (9)	0.3%

Anthony K. Yeats	800,000 (10)	0.2%

William P. Brand, Jr.	-0-	--

All officers and directors as a group (6 persons)	17,433,334 (11)	4.5%
____________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
This table is based on 380,468,544 shares of Common Stock outstanding as of December 31, 2009.  If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from December 31, 2009, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)
Included in Mr. Bruner’s share ownership are 92,175,000 shares owned of record by MAB Resources LLC and 2,000,000 shares owned of record by BioFibre Technology International, Inc.  Mr. Bruner is a control person of both these entities.  Also included in Mr. Bruner’s share ownership are 34,400,000 shares issuable upon exercise of vested stock options and warrants held by MAB Resources LLC.

(4)	Includes 2,400,000 shares issuable upon exercise of vested stock options and 32,000,000 shares issuable upon exercise of warrants.

(5)
Includes 5,000,000 shares held of record by Mr. Russenberger, 29,017,577 shares held of record by Global Project Finance AG, an entity controlled by Mr. Russenberger, and 19,920,000 shares issuable upon exercise of warrants held by Global Project Finance AG.

(6)	Includes 29,017,577 shares held of record by Global Project Finance AG and 19,920,000 shares issuable upon exercise of warrants held by Global Project Finance AG.

(7)	Includes 1,050,000 shares issuable upon exercise of vested stock options, 1,666,667 shares issuable upon conversion of debentures and 1,866,667 shares issuable upon exercise of warrants.

(8)	Includes 200,000 shares held of record by Mr. Lotito’s wife and 3,350,000 shares issuable upon exercise of vested stock options.

(9)	Includes 154,000 shares held of record by Mr. Silverman’s IRA, 46,000 shares held of record by Mr. Silverman, and 800,000 shares issuable upon exercise of vested stock options.

(10)	Includes 800,000 shares issuable upon exercise of vested stock options.

(11)
Includes 7,900,000 shares held of record or on account, 6,000,000 shares issuable upon exercise vested stock options, 1,666,667 shares issuable upon conversion of debentures, and 1,866,667 shares issuable upon exercise of warrants.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, September 30, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	29,420,000 (a)	$0.76	10,580,000
Equity compensation plans not approved by security holders	3,760,000	$0.50	(b)
Total	33,180,000		10,580,000
_______________
(a)
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

(b)
The equity compensation plan not approved by stockholders is comprised of non-qualified stock options granted to employees and non-employee consultants on May 21, 2007.  The options were granted at an exercise price of $0.50 per share and vest 60% at grant date and 20% per year at the one- and two-year anniversaries of the grant date.  The options expire on May 21, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our “Code of Conduct and Standard of Ethics” addresses our policy for dealing with transactions with affiliates and as a matter of procedure we obtain Board of Director approval for any transaction with a director, executive officer or other affiliate of PetroHunter.  A complete description of the transaction including the services or products to be provided, the financial components related to the services or products, the nature of the relationship of the entity involved in the transaction, and any other contractual obligations related to the transaction is presented to the Board of Directors for their review.  The Board of Directors indicates their approval of the transaction with a written resolution.

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

MAB – During the years ended September 30, 2009 and 2008 pursuant to an agreement with MAB and a $13.5 million promissory note that converted to common stock in 2008, we incurred interest expense of $nil and $0.1 million and  made principal payments of $nil million and $1.0 million for the years the ended

At September 30, 2008, MAB owed us $28,363, for reimbursement of interest on Certificates of Deposit associated with bonds placed for operations on properties assigned to the Company by MAB. This amount has been paid as of September 30, 2009.

Bruner Family Trust – At September 30, 2009, we have seven notes outstanding from the Bruner Family Trust totaling $2.8 million.

Officers and Directors

During the years ended September 30, 2009 and 2008, we incurred consulting fees related to services provided by persons who were officers at the time in the aggregate amounts of $0.47 million and $0.35 million, respectively, as follows:  David E. Brody ($0 – 2009; $200,000 – 2008), Charles B. Crowell ($0 - 2009; $105,750 – 2008), and Charles A. Josenhans, New Vector Partners ($127,812 – 2009 - $167,915 - 2008).  Amounts paid to Mr. Crowell are reflected as “Salary” in the Summary Compensation Table.

Pursuant to the sale of our convertible debentures in November 2007, Charles B. Crowell, David E. Brody and Martin Oring participated in the transaction, representing a total of $0.5 million of the total $7.0 million offering. During December 2008, Messrs. Crowell, Brody and Nelson made short-term loans to the Company aggregating $0.2 million.  These loans were repaid in January 2009.

Falcon Oil & Gas Ltd.

On August 25, 2008, we entered into an agreement for the sale of a 25% working interest in five wells located within our Buckskin Mesa project in the Piceance Basin, Colorado.  We also entered into an agreement to sell a 50% working interest in our Beetaloo Basin Project in the Northern Territory, Australia for $5 million in cash, which was received on August 25, 2008, and $20 million of equity securities convertible into Falcon shares based on the closing price on August 22, 2008.  This sale was completed on September 30, 2008, when the value of the Falcon shares was $14.9 million.  As of September 30, 2008, we had recorded $1.8 million on our consolidated balance sheet as a receivable from Falcon, relating to its GST refund which is payable to us upon their receipt.

In October 2008, we entered into a 10% secured loan agreement with Falcon (“Falcon Loan”). Under the terms of the loan agreement, Falcon agreed to advance to us $5.0 million.  This loan was secured by 14.5 million shares of Falcon common stock we had received as consideration in relation to the sale of a 50% working interest in our four exploration permits in Australia to Falcon in October 2008.   In addition the loan was also secured by a first position security interest in our five well bores in our Buckskin Mesa project. In June 2009, we sold an additional 25% interest in our exploration permits in the Beetaloo Basin to Falcon. As a component of our consideration, the $5.0 million note was forgiven by Falcon.  The Falcon shares were released as collateral, but are held pursuant to an escrow arrangement.

During the year ended September 30, 2009, we participated with Falcon in the deepening of the Shenandoah #1A, a well we initially drilled, located in the Beetaloo Basin in Australia. Our estimated share of the costs as of September 30, 2009 was $1.4 million.

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

Global Project Finance AG

On October 10, 2007, we entered into a promissory note with Global Project Finance, AG (“Global”).  The entire balance on the notes was due and payable on December 31, 2008, along with the accrued interest. We received a waiver that extended the due date on these notes through July 2009, subsequent to that date we are considered to be in default, and the notes may be called at any time. The note is unsecured and the note balance at September 30, 2009 was $0.7 million. Accrued interest is $0.2 million on this note.

In December 2008, we issued a promissory note in the amount of $0.1 million to Global. This note bore interest at 15% per annum.  As of September 30, 2009 we have repaid this note and all accrued interest.

On January 9, 2007, we entered into a Credit and Security Agreement (the “January 2007 Credit Facility”) with Global in the amount of $15.0 million.  As of September 30, 2009, and September 30, 2008, amounts drawn against this facility were $15.0 million.

On May 21, 2007, we entered into a second Credit and Security Agreement with Global (the “May 2007 Credit Facility”) and we extended all the economic terms from the May 2007 Credit Facility retroactively to the January 2007 Credit Facility. Under the May 2007 Credit Facility, Global agreed to use its best efforts to advance up to $60 million to us over the following 18 months. As of September 30, 2009 and 2008 amounts drawn against this facility were $24.8 million.

In connection with the May 2007 Credit Facility, Global received warrants to purchase 2.0 million of our common shares at the date of execution and was to receive 0.4 million warrants for each $1.0 million advanced under the Facility.  We agreed to pay an advance fee of 2% on all amounts drawn under the May 2007 Credit Facility.  Payments were to have been made in such amounts as may be agreed upon by us and Global on the then outstanding principal balance in order to repay the principal balance by the maturity date, November 21, 2009. The loans are collateralized by a first perfected security interest on certain oil and gas properties and other of our assets. In the event that we sell any interest in the oil and gas properties that comprise the collateral, a mandatory payment is due in the amount equal to such sales proceeds.

As of September 30, 2009 and 2008 the cash portion of the advance fees payable in the amount of $0.8 million, incurred proportionately at 2% of each respective draw, had been recorded as a deferred financing cost and these amounts have been amortized to interest expense over the life of the Facilities.  The fair value of the 4 million warrants issued in conjunction with the advances was $1.9 million, valued using the Black-Scholes method, and was initially being amortized over the same time frame.  The fair value of the 28.5 million warrants issued in connection with the debt was $4.9 million valued using the Black- Scholes Method.

In September 30, 2008, the Company entered into a conversion and release agreement wherein $6.5 million in accrued interest owed to Global related to these Credit Facilities was converted into 32.6 million shares of our common stock at $0.20 per share, which was above the fair value of the shares at that time.  The $2.6 million value of the interest obligation converted to our common stock in excess of the fair value of the shares, and was recorded as additional paid in capital.  Global agreed to accept the shares as complete and total payment for the accrued interest. We deemed that as of the date of this transaction and for all periods subsequent we would consider Global to be a related party. The character of this relationship changed effective in the fourth quarter of the year ended September 30, 2008.

As of September 30, 2009, we were in default of payments in the amount of $0.8 million, which consisted of unpaid advance fees on the Global Facilities, but we obtained a comprehensive waiver from the lender that on October 1, 2009.  As of September 30, 2009, we were in default in respect to the $0.9 million promissory note as well as the associated accrued interest of $0.2 million. As of September 30, 2009, we had received waivers related to our failure to pay principal and interest and various covenant violations related to the $39.8 million drawn on the two credit facilities. These waivers expired on December 31, 2009.  We have accrued $4.1 million in interest related to this debt as of September 30, 2009.

As of September 30, 2009, as we were in default with Global in respect to the promissory notes of $0.9 million and credit facilities of $39.8, we have accelerated the accretion and amortization of the debt discount, and deferred financing costs related to these instruments and recognized $0.2 million in interest expense related to this acceleration.

David E. Brody

David E. Brody served as our Vice President, General Counsel and Secretary from September 2006 to March 2009. Mr. Brody is a partner in the law firm of Patton Boggs LLP, where he has represented the Company since its inception.  During the years ended September 30, 2009 and 2008, we incurred legal fees with Patton Boggs of $4,979 and $912,410, respectively.  Mr. Brody does not receive any part of the fees we pay to Patton Boggs.

Charles A. Josenhans

Charles A. Josenhans, is the Managing Partner of New Vector Partners LLC, a consulting firm that has provided the services of Mr. Josenhans as Interim Chief Financial Officer from May 20, 2008 through January 23, 2009, and the services of other temporary accounting consultants.   During the fiscal year ended September 30, 2009, we incurred consulting fees with New Vector Partners of $227,305.  During the fiscal year ended September 30, 2008, we incurred consulting fees with New Vector Partners of $320,060, paid a $12,500 bonus, and issued 250,000 stock options.   Mr. Josenhans elected to defer payment of $10,000 of fee and $15,000 of bonus under the terms of an 18% secured subordinated debenture.  We issued 66,667 warrants to New Vector Partners LLC under the terms of the debenture agreement.

Future Transactions

All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party.  A majority of the independent, disinterested members of our board of directors will approve future affiliated transactions.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Services Pre-Approval Policy

The Audit Committee is responsible for the approval of all fees and other significant compensation to be paid to the independent auditors.  The Audit Committee regularly reviews audit related and tax services provided by Eide Bailly and the associated fees and considers whether the provision of such services is compatible with maintaining the independence of Eide Bailly.  See report of the Audit Committee above.  All of the fees described below were pre-approved by the Audit Committee.

Audit, Audit-Related, Tax and Other Fees

The following is a breakout of aggregate fees billed by Eide Bailly and Hein and Associates (“Hein”) to the Company for the last two fiscal years for (i) the audit of its annual financial statements and review of financial statements included in Form 10-Q (“Audit Fees”), (ii) assurance and related services provided that are reasonably related to the audit (“Audit-Related Fees”), (iii) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided by Eide Bailly and Hein (“Other Fees”):

	2009	2008
Audit Fees	$248,000	$270,000
Tax Fees	29,900	19,000
Other Fees	2,080	19,000	(1)
Total	$279,980	$308,000

(1)
Other Fees is comprised of amounts paid to Hein, the Company’s predecessor independent auditor, related to the review and consent of the Company’s registration statement on Form S-1, filed June 30, 2008, and all amendments thereto, and the review and consent of the Company’s Form 10-K for fiscal year ended September 30, 2008.

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

Regulation S-K Number	Exhibit

10.8	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.9	Form of Debenture (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.10	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.11	Form of Warrant (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.12	Collateral Pledge and Security Agreement (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.13
Second Amendment to Acquisition and Consulting Agreement between MAB Resources LLC and PetroHunter Energy Corporation dated November 15, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 15, 2007, filed November 16, 2007)

10.14
Third Amendment to Acquisition and Consulting Agreement between MAB Resources LLC and PetroHunter Energy Corporation (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, filed January 15, 2008)

10.15
Promissory Note dated February 12, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated February 12, 2008, filed February 19, 2008)

10.16
Promissory Note dated March 14, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 14, 2008, filed March 17, 2008)

10.17
Promissory Note dated March 18, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 18, 2008, filed March 24, 2008)

10.18
Purchase and Sale Agreement between PetroHunter Energy Corporation and PetroHunter Operating Company as Seller and Laramie Energy II, LLC as Buyer Dated Effective April 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 30, 2008, filed June 5, 2008)

10.19
Amendment to Purchase and Sale Agreement between PetroHunter Energy Corporation and PetroHunter Operating Company as Seller and Laramie Energy II, LLC as Buyer Dated May 23, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated May 30, 2008, filed June 5, 2008)

10.20
Promissory Note dated August 12, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated August 12, 2008, filed August 18, 2008)

Regulation S-K Number	Exhibit
10.21
Purchase and Sale Agreement between PetroHunter Energy Corporation and Sweetpea Petroleum Pty Ltd. and Falcon Oil & Gas Ltd. and Falcon Oil & Gas Australia Pty Ltd. Dated August 22, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s amended current report on Form 8-K dated August 25, 2008, filed November 20, 2008)

10.22
Purchase and Sale Agreement between PetroHunter Energy Corporation and PetroHunter Operating Company and Falcon Oil & Gas Ltd. and Falcon Oil & Gas USA, Inc. Dated August 22, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s amended current report on Form 8-K dated August 25, 2008, filed November 20, 2008)

10.23	Loan Agreement with Falcon Oil & Gas Ltd. dated October 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated September 30, 2008, filed October 2, 2008)

10.24	James C. Steinhauser Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated January 26, 2009, filed January 28, 2009)

10.25
Purchase and Sale Agreement between PetroHunter Energy Corporation, PetroHunter Operating company and Sweetpea Petroleum Pty Ltd. and Falcon Oil & Gas Ltd., Falcon Oil & Gas USA, Inc. and Falcon Oil & Gas Australia Pty Ltd. dated May 26, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 26, 2009, filed May 27, 2009)

16.1	Letter from Hein & Associates LLP (incorporated by reference to Exhibit 16.1 to the Company’s current report on Form 8-K dated January 29, 2008, filed February 4, 2008)

16.2	Letter from Gordon, Hughes & Banks, LLP (incorporated by reference to Exhibit 16.1 to the Company’s current report on Form 8-K dated November 3, 2008, filed November 7, 2008)

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, filed January 15, 2008)

31.1	Rule 13a-14(a) Certification of Martin B. Oring

31.2	Rule 13a-14(a) Certification of William P. Brand, Jr.

32.1	Certification of Martin B. Oring pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of William P. Brand, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROHUNTER ENERGY CORPORATON

Date: January 13, 2010	By:	/s/ Martin B. Oring
Martin B. Oring
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Martin B. Oring	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	January 13, 2010
Martin B. Oring

/s/ William P. Brand, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 13, 2010
William P. Brand, Jr.

/s/ Carmen J. Lotito	Director	January 13, 2010
Carmen J. Lotito

/s/ Matthew R. Silverman	Director	January 13, 2010
Matthew R. Silverman

/s/ Anthony K. Yeats	Director	January 13, 2010
Anthony K. Yeats

/s/ Erich Hofer	Director	January 13, 2010
Erich Hofer

EXHIBIT INDEX

Regulation S-K Number	Exhibit
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

Regulation S-K Number	Exhibit

10.8	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.9	Form of Debenture (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.10	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.11	Form of Warrant (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.12	Collateral Pledge and Security Agreement (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.13
Second Amendment to Acquisition and Consulting Agreement between MAB Resources LLC and PetroHunter Energy Corporation dated November 15, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 15, 2007, filed November 16, 2007)

10.14
Third Amendment to Acquisition and Consulting Agreement between MAB Resources LLC and PetroHunter Energy Corporation (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, filed January 15, 2008)

10.15
Promissory Note dated February 12, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated February 12, 2008, filed February 19, 2008)

10.16
Promissory Note dated March 14, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 14, 2008, filed March 17, 2008)

10.17
Promissory Note dated March 18, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 18, 2008, filed March 24, 2008)

10.18
Purchase and Sale Agreement between PetroHunter Energy Corporation and PetroHunter Operating Company as Seller and Laramie Energy II, LLC as Buyer Dated Effective April 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 30, 2008, filed June 5, 2008)

10.19
Amendment to Purchase and Sale Agreement between PetroHunter Energy Corporation and PetroHunter Operating Company as Seller and Laramie Energy II, LLC as Buyer Dated May 23, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated May 30, 2008, filed June 5, 2008)

10.20
Promissory Note dated August 12, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated August 12, 2008, filed August 18, 2008)

Regulation S-K Number	Exhibit
10.21
Purchase and Sale Agreement between PetroHunter Energy Corporation and Sweetpea Petroleum Pty Ltd. and Falcon Oil & Gas Ltd. and Falcon Oil & Gas Australia Pty Ltd. Dated August 22, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s amended current report on Form 8-K dated August 25, 2008, filed November 20, 2008)

10.22
Purchase and Sale Agreement between PetroHunter Energy Corporation and PetroHunter Operating Company and Falcon Oil & Gas Ltd. and Falcon Oil & Gas USA, Inc. Dated August 22, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s amended current report on Form 8-K dated August 25, 2008, filed November 20, 2008)

10.23	Loan Agreement with Falcon Oil & Gas Ltd. dated October 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated September 30, 2008, filed October 2, 2008)

10.24	James C. Steinhauser Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated January 26, 2009, filed January 28, 2009)

10.25
Purchase and Sale Agreement between PetroHunter Energy Corporation, PetroHunter Operating company and Sweetpea Petroleum Pty Ltd. and Falcon Oil & Gas Ltd., Falcon Oil & Gas USA, Inc. and Falcon Oil & Gas Australia Pty Ltd. dated May 26, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 26, 2009, filed May 27, 2009)

16.1	Letter from Hein & Associates LLP (incorporated by reference to Exhibit 16.1 to the Company’s current report on Form 8-K dated January 29, 2008, filed February 4, 2008)

16.2	Letter from Gordon, Hughes & Banks, LLP (incorporated by reference to Exhibit 16.1 to the Company’s current report on Form 8-K dated November 3, 2008, filed November 7, 2008)

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, filed January 15, 2008)

31.1	Rule 13a-14(a) Certification of Martin B. Oring

31.2	Rule 13a-14(a) Certification of William P. Brand, Jr.

32.1	Certification of Martin B. Oring pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of William P. Brand, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002