Form 10-Q
period 2009-12-31
PetroHunter Energy Corp
filed 2010-02-11
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____  to _____

Commission file number: 000-51152

PETROHUNTER ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	98-0431245
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1600 Stout Street	80202
Suite 450, Denver, Colorado	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(303) 572-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐No ☐ (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                                                                                     Accelerated filer ☐
Non-accelerated filer ☐                                                                                     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of January 31, 2010, the registrant had 380,468,544 shares of common stock outstanding.

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

PETROHUNTER ENERGY CORPORATION

FORM 10-Q

FOR THE THREE-MONTH PERIOD ENDED
DECEMBER 31, 2009

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	September 30, 2009
	(unaudited)
	( $ in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$142	$235
Marketable securities, available for sale	290	455
Restricted marketable securities	2,799	2,925
Prepaid expenses and other assets	130	222
TOTAL CURRENT ASSETS	3,361	3,837

Property and Equipment, at cost
Oil and gas properties under full cost method, net	1,821	1,427
Furniture and equipment , net	100	122
	1,921	1,549

Other Assets
Restricted cash	101	101
Deposits and other assets	50	50
TOTAL ASSETS	$5,433	$5,537

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$4,694	$4,104
Notes payable — short-term	81	81
Notes payable — related party — short term	43,479	43,479
Convertible notes payable — net	6,956	6,956
Accrued interest payable	625	457
Accrued interest and fees payable — related parties	6,376	5,409
Other accrued liabilities	7,273	7,273
Asset retirement obligation	1,033	1,012
TOTAL CURRENT LIABILITIES	70,517	68,771

Long-Term Liabilities
Other long-term liabilities	26	29
TOTAL LIABILITIES	70,543	68,800

Stockholders’ Deficit
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; 380,468,544 shares issued and outstanding	380	380
Additional paid-in-capital	215,643	215,576
Accumulated deficit	(281,133)	(279,219)
TOTAL STOCKHOLDERS’ DEFICIT	(65,110)	(63,263)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,433	$5,537

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
	($ in thousands except per share and share data)
Revenue
Oil and gas revenue	$—	$122
Other revenue	—	1
Total Revenue	—	123

Costs and Expenses
Lease operating expenses	—	399
General and administrative	820	2,118
Impairment of oil and gas properties	—	10,268
Depreciation, depletion, amortization and accretion	41	68
Total operating expenses	861	12,853
(Loss) From Operations	(861)	(12,730)

Other Income (Expense)
Loss on conveyance of property	—	(181)
Interest income	1	6
Interest expense	(1,250)	(2,484)
Other income (expense)	194	(122)
Total Other Income (Expense)	(1,055)	(2,781)

Net (Loss)	$(1,916)	$(15,511)

Net (loss) per common share — basic and diluted	$(0.01)	$(0.04)
Weighted average number of common shares outstanding — basic and diluted	380,468,544	373,990,219

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
	($ in thousands)
Cash flows from operating activities
Net (loss)	$(1,916)	$(15,511)
Adjustments used to reconcile net( loss) to net cash used in operating activities:
Stock based compensation	67	481
Depreciation, depletion, amortization and accretion	41	68
Impairment of oil and gas properties	—	10,268
Amortization of deferred financing costs	—	309
Amortization of debt discount and beneficial conversion feature	—	681
Gain on conveyance of property	—	181
Gain on sale of marketable securities	(146)	—
Changes in assets and liabilities: Receivables	17	419
Prepaid expenses and other assets	74	100
Accounts payable and accrued expenses	1,330	(3,818)
Due from related party	—	237
Net cash (used in) operating activities	(533)	(6,585)

Cash flows from investing activities
Additions to oil and gas properties	—	(125)
Proceeds from sale of oil and gas properties	—	2,320
Proceeds from sale of marketable securities	440	—
Additions to furniture and equipment	—	(6)
Net cash provided by investing activities	440	2,189

Cash flows from financing activities
Proceeds from the issuance of notes payable	—	100
Proceeds from related party borrowings	—	5,200
Payments on related party borrowing	—	(93)
Net cash provided by financing activities	—	5,207
Net increase (decrease) in cash and cash equivalents	(93)	811
Cash and cash equivalents, beginning of period	235	967
Cash and cash equivalents, end of period	$142	$1,778

Supplemental schedule of cash flow information
Cash paid for interest	$—	$5

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Organization and Basis of Presentation

The interim condensed consolidated financial statements of PetroHunter Energy Corporation (“we,” “us,” “our,” or the “Company”) are unaudited and contain all adjustments necessary for a fair statement of the results for the interim period presented. Results for interim period are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in crude oil and natural gas commodity prices, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition,  and our ability to obtain additional capital to sustain operations. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2009.

Note 2 - Summary of Significant Accounting Policies

Basis of Accounting – The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The report of our independent registered public accounting firm on our financial statements for the year ended September 30, 2009 includes an explanatory paragraph relating to substantial doubt or uncertainty of our ability to continue as a going concern.  As shown in the accompanying statements of operations, we have an accumulated deficit of $281 million and a working capital deficit of $67 million as of December 31, 2009.

Estimates – We have used certain estimates and assumptions in preparing the accompanying condensed consolidated financial statements. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these condensed consolidated financial statements include those assumed in computing the asset retirement obligation,  share based compensation, and in accruing for certain liabilities.

Loss Per Common Share – Basic loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Convertible equity instruments such as stock options and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti-dilutive. The diluted weighted-average number of common shares outstanding excluded potential common shares from stock options and warrants of approximately 140 million shares and 179 million shares for the three months ended December 31, 2009 and 2008, respectively.

Marketable Securities – We account for marketable securities in accordance with FASB ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.” We account for marketable securities by marking them to market with unrealized gains and losses reflected as a component of Other Comprehensive Income, until such gains or losses become realized, at which time they are then recognized in our statement of operations. In addition, in circumstances where significant price declines are experienced subsequent to the balance sheet date, we consider whether such declines are other than temporary. After considering our expected holding period, we may record a provision for impairment in the event we do not expect the value of the securities to recover from such a decline in market value. We consider our accounting for marketable securities to involve significant management judgment that is subject to estimation.

Reclassifications – Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform with current period presentation. Such reclassifications have had no effect on the net loss.

Recently Issued Accounting Pronouncements

Effective July 1, 2009, the Company adopted FSP No. 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now part of FASB ASC 825, Financial Instruments ("FASB ASC 825").  FASB ASC 825 requires disclosures about fair value of financial instruments for interim and annual reporting periods and is effective for interim reporting periods ending after June 15, 2009.  Such adoption did not have a material impact on our financial position or results of operations.

In October 2009, we adopted certain accounting principles within FASB ASC 470, “Debt with Conversion and Other Options” that requires the proceeds from the issuance of certain convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for us in fiscal 2010, and it is required to be applied retrospectively to prior periods. Adoption of  ASC 470 did not have any  impact on our financial statements.

In October 2009, we adopted certain accounting principles within FASB ASC 805, “Business Combinations,” which requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  It also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this accounting principle).  In addition, the accounting principle’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. ASC 805 also requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also provides guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.  ASC 805 applies prospectively to business combinations for which the acquisition date on or after October 1, 2009; therefore, the adoption of ASC 805 did not have any impact on our historical financial statements.

In October 2009, we adopted certain accounting principles within FASB ASC 810, “Consolidation,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  ASC 810 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. ASC 810 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  The adoption of ASC 810 did not have any impact on our financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03 “Oil and Gas Reserve Estimation and Disclosures.” The ASU aligns the current oil and gas reserve estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932, Extractive Activities — Oil and Gas, with those in SEC Final Rule Release No. 33-8995, Modernization of Oil and Gas Reporting. The ASU will be effective for reporting periods ending on or after December 31, 2009. The adoption of ASC 810 will not have any impact on our financial statements.

In December 2008, the SEC issued revised reporting requirements for oil and natural gas reserves that a company holds. Included in the new rule entitled “Modernization of Oil and Gas Reporting Requirements,” are the following changes: 1) permitting use of new technologies to determine proved reserves, if those technologies have been demonstrated with reasonable certainty to lead to reliable conclusions about reserve volumes; 2) enabling companies to additionally disclose their probable and possible reserves to investors, in addition to their proved reserves;

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

Supplemental Cash Flow Information.  Supplemental cash flow information for the three months ended December 31, 2009 and 2008, respectively is as follows:

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
	($ in thousands)
Supplemental disclosures of non-cash investing and financing activities
Shares issued for property	$—	$150
Warrants value associated with waiver and amendments on debt instruments	$—	$42

Note 3 – Marketable Securities

As of December 31, 2009, we have recorded $0.3 million in available for sale marketable securities and  $2.8 million in restricted marketable securities on our condensed consolidated balance sheet. Included in these amounts are 21.1 million shares of the common stock of  Falcon Oil and Gas Ltd. (“Falcon”), a related party.

As of September 30, 2009, we had recorded $0.5 million in available for sale marketable securities and $2.9 million in restricted marketable securities on our condensed consolidated balance sheet related to 23.1 million shares of Falcon stock.

Note 4 — Oil and Gas Properties

As of December 31, 2009, our oil and gas properties consisted of $1.8 million in unevaluated properties. This amount relates to our 25% ownership interest in the Shenandoah #1A well, located in the Beetaloo Basin in Australia.

As of September 30, 2009, our oil and gas properties consisted of $1.4 million in unevaluated properties located in Australia.

There are no significant changes to our asset retirement obligation from those amounts as disclosed in the audited annual consolidated financial statements for the year ended September 30, 2009.

Note 5 — Share-Based Compensation

Compensation Expense - Stock-based employee and non-employee compensation expense of $0.1 million was charged to operations during the three months ended December 31, 2009. Stock-based compensation expense of $0.5 million was recognized during the three months ended December 31, 2008. Stock-based compensation has been included in general and administrative expense in the consolidated statements of operations.

Note 6 — Common Stock Warrants

The following stock purchase warrants were outstanding at December 31, 2009 and September 30, 2009 (warrants in thousands):

	December 31, 2009	September 30, 2009
Number of warrants	106,603	139,136
Exercise price	$0.12-$2.10	$0.12 - $2.10
Expiration date	2010-2012	2010 - 2012

During the three months ended December 31, 2009,  32 million warrants to purchase our common stock at $0.50  per share held by a related party expired. During this same period 0.5 million warrants to purchase our common stock at $0.15 per share held by various parties expired.

During the three months ended December 31, 2008, we issued 0.5 million warrants to purchase our common stock at $0.15 per share to three related parties, in connection with sale of $0.2 million in convertible debentures The warrants issued have a one year term and the total value of $0.0 million as calculated under the Black-Scholes  method.

Note 7 — Related Party Transactions

Accounts Payable  - As of December 31, 2009, included in accounts payable  is $1.8 million due to Falcon related to our share of expenses and GST taxes incurred in drilling the Shenandoah #1A well in the Beetaloo Basin in Australia.

Marketable Securities  - As of December 31, 2009, we have recorded both restricted and unrestricted marketable securities totaling $3.1 million in the aggregate on our consolidated condensed balance sheet. These securities were received from a related party, Falcon,  pursuant to the sale of a 50% interest in four exploration permits in Australia during fiscal year ended September 30, 2008.

Bruner Family Trust – As of December 31, 2009, we owe $2.9 million in principal and $0.3 million in accrued interest to the Bruner Family Trust related to seven outstanding notes payable. We have recorded interest expense in the amount of $0.0 during the three months ended December 31, 2009 related to these notes. As of December 31, 2009, we are in default on all seven notes related to failure to make principal and interest payments, as well various debt covenant violations.

Global Finance – As of December 31, 2009, we owe $40.7 million in principal and $6.1 million in accrued interest and fees payable to Global Finance AG. These amounts relate to an outstanding line of credit, notes payable, and advance fees due.  During the three months ended December 31, 2009, we recorded interest expense in the amount of $1.0 million related to the various instruments. As of December 31, 2009, we are in default on all of the outstanding instruments due Global for failure to make principal and interest payments, as well as various debt covenant violations.

Note 8 — Commitments and Contingencies

There are no material changes in our commitments and contingencies from those disclosed in the audited annual consolidated financial statements for the year ended September 30, 2009.  Amounts shown in other accrued liabilities are amounts accrued in connection with to the Buckskin Mesa Project gas gathering system.  The Company and the creditor are in discussions regarding this liability and the Company believes it has adequately recorded this liability.

Note 9 — Subsequent Events

We have evaluated subsequent events through February 11, 2010, the date the financial statements were available to be issued, and we have noted no significant subsequent events through that date.

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

Results of Operations

The financial information with respect to the three months ended December 31, 2009 and 2008 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Industry Overview for the three months ended December 31, 2009

The three months ended December 31, 2009 continued to see weaker natural gas prices.  Natural gas prices have been very volatile during calendar 2009 due to supply concerns earlier in the year, and more recently due to recession concerns arising from the current worldwide financial crisis.

We may will need to raise more capital, and due to the global credit crisis, funds may not be available, or if available, may be on unfavorable terms.  Based on our current financial position for the remainder of the fiscal year, we will participate only in drilling activity that is necessary to maintain our current ownership interests in our Australian property. We may need to raise additional equity or enter into new borrowing arrangements to finance our continued participation in these planned activities. If additional financing is not available we may be compelled to reduce the scope of our business activities.  If we are unable to fund planned expenditures, it may be necessary to:

1.	forfeit our interest in wells that are proposed to be drilled;

2.	farm-out our interest in proposed wells;

3.	sell a portion of our interest in prospects and use the sale proceeds to fund our participation for a lesser interest; and

4.	reduce general and administrative expenses.

Company Overview for the three months ended December 31, 2009

Our net loss for the three months ended December 31, 2009 was $1.9  million. We had no revenues and continue to incur general and administrative and interest expense.

Comparison of the results of operations for the three months ended December 31, 2009 and December 31, 2008

Oil and Gas Revenue. For the three months ended December 31, 2009, oil and gas revenue was $0.0 as compared to $0.1 million for the corresponding period in 2008. The decrease in revenue relates to the sale of our only producing wells effective December 1, 2008.

Costs and Expenses

Lease Operating Expenses. For the three months ended December 31, 2009, lease operating expenses decreased to $0.0 million from $0.4 million for the corresponding 2008 period. This decrease was primarily attributable cessation of compressor lease charges in the Buckskin  Mesa that had been incurred in the corresponding 2008 period.

General and Administrative. During the three months ended December 31, 2009, general and administrative expenses decreased  by $1.3 million to $0.8 million as compared to $2.1 million in the corresponding 2008 period. The decrease in general and administrative expenses in 2009  results from decreases in salaries, rent expense, share based compensation, travel and other miscellaneous expenses offset by  increases in accounting, consulting and professional fees incurred in connection with ongoing negotiations surrounding our Buckskin Mesa acreage, and with Falcon related to our remaining 25% interest in the Beetaloo Basin in Australia.  We expect general and administrative expenses to continue to decrease through the remainder of the fiscal year.

Impairment of Oil and Gas Properties. During the three months ended December 31, 2009, we recognized impairment expense of $0.0 as compared to $10.3 million during the corresponding period in 2008 when the costs accumulated in the US full cost pool were written off.

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion expense was $ 0.0 million in 2009 as compared to $0.1 million in the corresponding 2008 period.

Interest Expense. During the quarter ended December 31, 2009, interest expense decreased $1.2 million to $1.3 million, as compared to $2.5 million for the corresponding 2008 period.

The decrease in interest expense relates to the fact that indices underlying interest rates attached to several of our debt instruments decreased during fiscal 2009 and continue to remain at historical lows.  In addition, in the prior period we incurred interest expense in connection with the repeated issuance of stock purchase warrants in associated with the issuance of debt instruments and in connection with penalties incurred in connection with late interest payments to our debt holders or failure to make interest payments to our debt holders.

Net Loss. During the quarter ended December 31, 2009, we incurred a net loss of $1.9 million as compared to a net loss of $15.5 million during the quarter ended December 31, 2008, as described above.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2009, includes an explanatory paragraph relating to the significant doubts about our ability to continue as a going concern. We have an accumulated deficit of $281 million and have a working capital deficit of approximately $67 million as of December 31, 2009. We are not in compliance with, and are in default with the covenants of  several of our loan agreements.  We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned development operations. We are in default on certain other obligations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operation

For the remainder of fiscal 2010, we will focus on executing and implementing a financing strategy with Falcon Oil & Gas Australia Pty Ltd for our Beetaloo Basin project in Australia in order to further explore and develop this acreage, as well as to pursue opportunities to further explore our Buckskin Mesa acreage. We will continue to reduce operating costs and attempt to reduce/renegotiate our debt, accounts payable and other liabilities.

Liquidity and Capital Resources

During our most recent quarter ended December 31, 2009,  our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending September 30, 2010.

Working Capital. As of December 31, 2009, we had a working capital deficit of $67 million and unrestricted cash of $0.1 million, while at September 30, 2009 we had a working capital deficit of $64 million and cash of $0.2 million. The decreases in working capital are primarily attributable to the fact that we have no revenues from operations and continue to incur expenses related to drilling and exploration.  We do not expect our working capital deficit to decrease or cash balance to increase in the near future.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the three months ended December 31, 2009 and 2008 were as follows ($ in thousands):

	Three Months Ended December 31,
	2009	2008
	($ in thousands)

Net cash (used in) operating activities	$(533)	$(6,585)
Net cash provided by investing activities	$440	$2,189
Net cash provided by financing activities	$—	$5,207

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by Investing Activities. Net cash provided by investing activities for the three months ended December 31, 2009 was primarily related to net proceeds related to the sale of marketable securities,  as compared to proceeds received from the sale of our only revenue producing assets in the corresponding 2008 period.

Net Cash Provided by Financing Activities.  We received no cash from  financing activities for the three months ended December 31, 2009 as compared proceeds received from issuance of notes payable in the corresponding 2008 period.

Financing

During the quarter ended December 31, 2009 we did not enter into any financing arrangements.

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

In December 2008,  we issued $0.2 million in convertible debentures to three related parties. The debentures bore interest at 15%. The debenture holders were issued 0.5 million warrants to purchase our common stock. Funds borrowed were used to fund the operations.

In December 2008, we borrowed $0.1 million from Global, a related party, under short term promissory notes which were unsecured and bore interest at 15%. Funds borrowed were used to fund the operations.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP. We refer you to the corresponding section in Part II Item 7 and the notes to the consolidated financial statements of our Annual Report on Form 10K for the year ended September 30, 2009 for the description of critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

Effective July 1, 2009, the Company adopted FSP No. 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now part of FASB ASC 825, Financial Instruments ("FASB ASC 825").  FASB ASC 825 requires disclosures about fair value of financial instruments for interim and annual reporting periods and is effective for interim reporting periods ending after June 15, 2009.  Such adoption did not have a material impact on our financial position or results of operations.

In October 2009, we adopted certain accounting principles within FASB ASC 470, “Debt with Conversion and Other Options” that requires the proceeds from the issuance of certain convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for us in fiscal 2010, and it is required to be applied retrospectively to prior periods. Adoption of  ASC 470 did not have any  impact on our financial statements.

In October 2009, we adopted certain accounting principles within FASB ASC 805, “Business Combinations,” which requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  It also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this accounting principle).  In addition, the accounting principle’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. ASC 805 also requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also provides guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.  ASC 805 applies prospectively to business combinations for which the acquisition date on or after October 1, 2009; therefore, the adoption of ASC 805 did not have any impact on our historical financial statements.

In October 2009, we adopted certain accounting principles within FASB ASC 810, “Consolidation,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  ASC 810 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. ASC 810 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  The adoption of ASC 810 did not have any impact on our financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03 “Oil and Gas Reserve Estimation and Disclosures.” The ASU aligns the current oil and gas reserve estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932, Extractive Activities — Oil and Gas, with those in SEC Final Rule Release No. 33-8995, Modernization of Oil and Gas Reporting. The ASU will be effective for reporting periods ending on or after December 31, 2009. The adoption of ASC 810 will not have any impact on our financial statements.

In December 2008, the SEC issued revised reporting requirements for oil and natural gas reserves that a company holds. Included in the new rule entitled “Modernization of Oil and Gas Reporting Requirements,” are the following changes: 1) permitting use of new technologies to determine proved reserves, if those technologies have been demonstrated with reasonable certainty to lead to reliable conclusions about reserve volumes; 2) enabling companies to additionally disclose their probable and possible reserves to investors, in addition to their proved reserves; 3) allowing previously excluded resources, such as oil sands, to be classified as oil and natural gas reserves rather than mining reserves; 4) requiring companies to report the independence and qualifications of a preparer or auditor, based on current Society of Petroleum Engineers criteria; 5) requiring the filing of reports for companies that rely on a third party to prepare reserve estimates or conduct a reserve audit; and 6) requiring companies to report oil and natural gas reserves using an average price based upon the prior 12-month period, rather than year-end prices. The new requirements are effective for registration statements filed on or after January 1, 2010, and for annual reports on Form 10K for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. We are currently assessing the impact that adoption of this rule will have on our financial disclosures.

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

Foreign Currency Exchange Rate Risk

We conduct business in Australia and are subject to exchange rate risk on cash flows related to sales, expenses, financing and investment transactions. We do not currently utilize hedging contracts to protect against exchange rate risk. As our foreign oil and gas operation grows, we may utilize currency exchange contracts, commodity forwards, swaps or futures contracts to manage our exposure to foreign currency exchange rate risks.

Interest Rate Risk

Interest rates on future credit facility draws and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. This could limit our ability to raise funds in debt capital markets.  We do not currently utilize hedging contracts to protect against interest rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the first quarter ended December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our past filings with the SEC, management identified material weaknesses in our internal control over financial reporting for the years ended September 30, 2009, 2008 and 2007. The weaknesses that the Company previously disclosed related to (a) our lack of adequate processes for monitoring our financial reporting and accounting processes and our failure to conduct a comprehensive review of our account balances and transactions; (b) our lack of appropriate processes and procedures, including inadequate segregation of duties; and (c) our lack of appropriate processes and procedures in relation to the timely review of material documents and transactions for accounting and disclosure purposes. The Company has designed and implemented improved processes and controls to ensure that (a) all material transactions are properly recorded, reviewed and approved; (b) all significant accounts are reconciled on a timely basis; (c) duties are properly segregated; and, (d) complex accounting issues are properly evaluated and accounted for in accordance with GAAP.

Management believes we now have sufficient individuals that collectively possess a strong background, experience and expertise related to accounting, SEC reporting and other finance functions. We now believe that the remediation steps taken in previous periods and through the quarter ended December 31, 2009, permitted observation over an appropriate period of time for us to conclude that our disclosure controls and procedures were effective as of December 31, 2009 to assure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the periods specified in the SEC's rules.

Notwithstanding the existence of these past material weaknesses in internal control, we believe that the consolidated financial statements fairly present, in all material respects, our condensed consolidated balance sheets as of December 31 and September 30, 2009 and the related condensed consolidated statements of operations, and cash flows for the three months ended December 31, 2009 and 2008 are in conformity with US GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of December 31, 2009, the Company is not a party to any legal or administrative actions or proceedings.

ITEM 1A.  RISK FACTORS

Our viability will depend upon our ability to negotiate satisfactory arrangements with our creditors and vendors.

As of December 31, 2009, we have no revenue-producing assets and a working capital deficit of approximately $67 million.  We are in default on all of our material debt instruments related to failure to make principal and interest payments as well as debt covenant violations.  We will need to negotiate with other lenders and with vendors for extended and/or reduced payment terms in order to survive our existing cash shortage.  We cannot assure you that we will be able to do so.  If we are unsuccessful in these negotiation efforts, we may be unable to continue in existence.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROHUNTER ENERGY CORPORATION

By:	/s/ Martin B. Oring
Martin B. Oring
Chief Executive Officer

Date: February 11, 2010

By:	/s/ William P. Brand, Jr.
William P. Brand, Jr.
Chief Financial Officer

Date: February 11, 2010

EXHIBIT INDEX

Regulation S-K Number	Exhibit

31.1	Rule 13a-14(a) Certification of Martin B. Oring

31.2	Rule 13a-14(a) Certification of William P. Brand, Jr.

32.1	Certification of Martin B. Oring Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2	Certification of William P. Brand, Jr. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002