Form 10-Q
period 2010-03-31
PetroHunter Energy Corp
filed 2010-05-12
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010 the registrant had 437,093,842 shares of common stock outstanding.

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

PETROHUNTER ENERGY CORPORATION

FORM 10-Q

FOR THE THREE-MONTH AND SIX MONTH PERIODS ENDED
MARCH 31, 2010

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	September 30, 2009
	(unaudited)
	( $ in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$51	$235
Marketable securities, available for sale	530	455
Restricted marketable securities	3,048	2,925
Prepaid expenses and other assets	72	222
TOTAL CURRENT ASSETS	3,701	3,837

Property and Equipment, at cost
Oil and gas properties under full cost method, net	1,987	1,427
Furniture and equipment , net	92	122
	2,079	1,549

Other Assets
Restricted cash	101	101
Deposits and other assets	25	50
TOTAL ASSETS	$5,906	$5,537

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$4,909	$4,104
Notes payable — short term	81	81
Notes payable — related party — short term	2,722	43,479
Convertible notes payable	2,956	6,956
Accrued interest payable	1	457
Accrued interest and fees payable — related parties	351	5,409
Other accrued liabilities	7,273	7,273
Asset retirement obligation	1,057	1,012
TOTAL CURRENT LIABILITIES	19,350	68,771

Long-Term Liabilities
Convertible notes payable	4,000	—
Notes payable — related party	40,756	—
Accrued interest and fees payable related party	1,022	—
Accrued interest	389	—
Other long-term liabilities	23	29
TOTAL LIABILITIES	65,540	68,800

Stockholders’ Deficit
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; and 437,093,842 and 380,468,544 shares issued and outstanding respectively	437	380
Additional paid-in-capital	222,548	215,576
Other comprehensive income	635	—
Accumulated deficit	(283,254)	(279,219)
TOTAL STOCKHOLDERS’ DEFICIT	(59,634)	(63,263)
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$5,906	$5,537

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	($ in thousands except per share and share data)
Revenue
Oil and gas revenue	$—	$—
Other revenue	—	—
Total Revenue	—	—

Costs and Expenses
Lease operating expenses	—	188
General and administrative	505	3,370
Impairment of oil and gas properties	—	83,094
Depreciation, depletion, amortization and accretion	29	63
Impairment of intangible asset	—	6,092
Total Operating Expenses	534	92,807
(Loss) From Operations	(534)	(92,807)

Other Income (Expense)
Gains on sale of marketable securities	17	—
Gains recognized in connection with debt restructure and debt forgiveness	307	—
Interest income	—	5
Interest expense	(1,999)	(2,355)
Other income	88	—
Total Other Income (Expense)	(1,587)	(2,350)

Net (Loss)	$(2,121)	$(95,157)

Net (loss) per common share — basic and diluted	$(0.0)	$(0.25)
Weighted average number of common shares outstanding — basic and diluted	396,826,963	375,446,322

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
	($ in thousands except per share and share data)
Revenue
Oil and gas revenue	$—	$120
Other revenue	—	1
Total Revenue	—	121

Costs and Expenses
Lease operating expenses	—	586
General and administrative	1,322	5,488
Impairment of oil and gas properties	—	93,362
Depreciation, depletion, amortization and accretion	70	130
Impairment of intangible asset	—	6,092
Total operating expenses	1,392	105,658
(Loss) From Operations	(1,392)	(105,537)

Other Income (Expense)
Loss on conveyance of property	—	(181)
Interest income	—	11
Gains on sale of marketable securities	164	—
Gains recognized in connection with debt restructure and debt forgiveness	321	—
Interest expense	(3,250)	(4,839)
Other income (expense)	121	(122)
Total Other Income (Expense)	(2,644)	(5,131)

Net (Loss)	$(4,036)	$(110,668)

Net (loss) per common share — basic and diluted	$(.01)	$(0.30)
Weighted average number of common shares outstanding — basic and diluted	388,504,568	375,011,813

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
	($ in thousands)
Cash flows from operating activities
Net (loss)	$(4,036)	$(110,668)
Adjustments used to reconcile net(loss) to net cash (used in) operating activities:
Stock based compensation	100	2,105
Depreciation, depletion, amortization and accretion	70	130
Impairment of oil and gas properties	—	93,362
Impairment of contingent asset	—	6,092
Amortization of deferred financing costs	—	612
Amortization of debt discount and beneficial conversion feature	—	1,377
Loss on conveyance of property	—	181
Gain on sale of marketable securities	(164)	—
Non cash interest expense incurred in connection with debt restructure and debt forgiveness	779	37
Gains on debt forgiveness	(321)
Changes in assets and liabilities: Receivables	17	469
Prepaid expenses and other assets	174	(226)
Accounts payable and accrued expenses	2,597	(150)
Due from related party	—	410
Net cash (used in) operating activities	(784)	(6,269)

Cash flows from investing activities
Additions to oil and gas properties	—	(1,628)
Proceeds from sale of oil and gas properties	—	2,320
Proceeds from sale of marketable securities	600	683
Additions to furniture and equipment	—	(6)
Net cash provided by investing activities	600	1,369

Cash flows from financing activities
Payments on short term notes payable	—	(93)
Proceeds from related party borrowings	—	5,210
Payments on related party borrowing	—	(310)
Net cash provided by financing activities	—	4,807
Net (decrease) in cash and cash equivalents	(184)	(93)
Cash and cash equivalents, beginning of period	235	967
Cash and cash equivalents, end of period	$51	$874

Supplemental schedule of cash flow information
Cash paid for interest	$—	$422

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

Note 2 - Summary of Significant Accounting Policies

Basis of Accounting – The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The report of our independent registered public accounting firm on our financial statements for the year ended September 30, 2009 includes an explanatory paragraph relating to substantial doubt or uncertainty of our ability to continue as a going concern.  As shown in the accompanying statements of operations, we have an accumulated deficit of $283.3 million and a working capital deficit of $15.6 million as of March 31, 2010.

Comprehensive Income – Comprehensive income consists of net losses on foreign currency translation adjustments and unrealized gains on restricted and unrestricted marketable securities held by us.

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

Loss Per Common Share – Basic loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Convertible equity instruments such as stock options and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti-dilutive. The diluted weighted-average number of common shares outstanding excluded potential common shares from stock options and warrants of approximately 216 million shares and 180 million shares for the three months ended March 31, 2010 and 2009, respectively. Diluted weighted-average common shares outstanding for the six months ended March 31, 2010 and 2009 amounted to 141 million and 180 million respectively.

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

Recently Issued Accounting Pronouncements

In October 2009, we adopted certain accounting principles within FASB ASC 470, “Debt with Conversion and Other Options,” that requires the proceeds from the issuance of certain convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for us in fiscal 2010, and it is required to be applied retrospectively to prior periods. The adoption  of  ASC 470  has not had material financial statements as we have previously expensed debt discounts associated our outstanding debt instruments.

In October 2009, we adopted certain accounting principles within FASB ASC 805, “Business Combinations,” which requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  It also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this accounting principle).  In addition, the accounting principle’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. ASC 805 also requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also provides guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.  ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have any impact on our financial statements.

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

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03 “Oil and Gas Reserve Estimation and Disclosures.” The ASU aligns the current oil and gas reserve estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932, Extractive Activities — Oil and Gas, with those in SEC Final Rule Release No. 33-8995, Modernization ofOil and Gas Reporting. The ASU will be effective for reporting periods ending on or after December 31, 2009. The adoption of ASC 810 did not have any impact on our financial statements.

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

Supplemental Cash Flow Information.  Supplemental cash flow information for the six months ended March 31, 2010 and 2009, respectively is as follows:

	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
	(in thousands)
Supplemental disclosures of non-cash investing and financing activities
Common shares issued in connection with debt forgiveness	$57	$—
Warrant value associated with re-pricing of stock purchase warrants issued in connection with the amendments to debt instruments	$628	$—
Common shares issued in connection with investor relations	$—	$22

Note 3 – Marketable Securities

As of March 31, 2010, we have recorded $0.5 million in available for sale marketable securities and $3.0 million in restricted marketable securities on our condensed consolidated balance sheet. These amounts are comprised of 20.1 million shares of the common stock of Falcon Oil & Gas Ltd. (“Falcon”), a related party.

As of September 30, 2009, we had recorded $0.5 million in available for sale marketable securities, and $3.0 in restricted marketable securities on our condensed consolidated balance sheet related to 23.1 million shares of Falcon common stock.

Note 4 — Oil and Gas Properties

As of March 31, 2010, our oil and gas properties consisted of $2.0 million in unevaluated properties. This amount relates to our 25% ownership interest in the Shenandoah # 1A well located in the Beetaloo Basin in Australia.

As of September 30, 2009, our oil and gas properties consisted of $1.4 million in unevaluated properties located in Australia.

There are no significant changes to our asset retirement obligation from those amounts as disclosed in the audited annual consolidated financial statements for the year ended September 30, 2009.

Note 5 — Stockholders Equity

We have authorized 1 billion shares of common stock and 100 million shares of preferred stock. As of March 31, 2010, 437,093,842 shares of common stock and no shares of preferred stock were outstanding.

In March 2010, we issued 5.0 million shares of common stock to a related party in connection with the execution of an amendment to an existing $0.9 million promissory note and our outstanding $39.8 million credit facility. In connection with the execution of the amendment the maturity date of the note and credit facility were extended through December 31, 2014.  (Note 6)

In March 2010, we issued 48.4 million shares of common stock to a related party in consideration for the forgiveness of $6 million of accrued interest related to a $0.9 million promissory note and our outstanding $39.8 million credit facility. (Note 6)

In March 2010, we issued 3.2 million shares of common stock to the holders of $4.0 million of our 8.5% convertible notes payable in exchange for forgiveness of $0.4 million in accrued interest. In connection with the execution of the amendment the maturity date of the underlying notes were extended through December 31, 2014. (Note 6)

Note 6 – Notes Payable

In March 2010, in exchange for 5.0 million shares of our common stock, Global Project Finance (“Global”), a related party, executed an amendment to an existing $0.9 million note payable bearing interest at 15%. The amendment granted us a relief of $0.3 million in accrued interest related to the underlying note.  In addition all other defaults under the terms of the initial note dated October 10, 2007 were waived through December 31, 2014. The due date of the note, and all scheduled interest payments were extended through December 31, 2014. We will continue to accrue interest on the note at 8.5% per annum.  We have recorded a $0.2 million charge to interest expense related to the issuance of common stock in connection with this amendment.

In March 2010, in exchange for 48.4 million shares of our common stock, Global executed an amendment to an existing $39.8 million credit facility bearing interest at the prime rate plus 6.75%. The amendment granted us a relief of $5.7 million in accrued interest related to the underlying credit facility.  In addition all other defaults under the terms of the initial credit agreement dated January 7, 2007 and May 21, 2007 were waived through December 31, 2014. The maturity date of the facility, and all scheduled interest payments were extended through December 31, 2014. We will continue to accrue interest on the credit facility at 8.5% per annum.  We have recorded a $6.0 million charge to additional paid in capital related to the issuance of common stock in connection with the relief of accrued interest, including $0.3 million allocable to the $0.9 million promissory note as discussed above and $5.7 million related to the credit facility. In accordance with ASC 470-50 “Debt Modifications and Extinguishments” 40-2 no gain has been recognized.

The terms of the amendment agreement allow for conversion of $6.5 million of principal amounts owed under the existing credit facility into shares of our common stock at $0.125 per share through December 31, 2011. From January 1, 2012 through December 31, 2014, this conversion price will decrease to $0.10 per share. We have considered FASB ASC-470-20 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion” in connection with this conversion feature, and have not recorded any impact to our financial statements as of the date of issuance.

In connection with the execution of this amendment we re-priced 1.3 million stock purchase warrants held by Global (Note 8).

In March 2010, the holders of $4.0 million of our 8.5% convertible notes payable executed a waiver and amendment agreement in exchange for 3.2 million shares of our common stock and the re-pricing of 28.8 million stock purchase warrants (Note 8) originally issued in connection with the underlying notes. The terms of the waiver and amendment agreement provide for the relief of $0.4 million in accrued interest and an extension of the maturity date of the underlying notes and scheduled interest payments through December 31, 2014. We will continue to accrue interest as per the original provisions in the underlying notes. We have recorded charges of $0.6 million to interest expense, related to the re-pricing of the stock purchase warrants and recognized a gain of $0.3 million in connection with the common stock issued in connection with the amendment of terms of the note and relief of accrued interest

The terms of the amendment agreement allow for conversion of the $4.0 million in principal owed to be converted into shares of our common stock at $0.125 per share through December 31, 2011. From January 1, 2012 through December 31, 2014, this conversion will decreases to $0.10 per share. We have considered FASB ASC-470-20 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion” in connection with this conversion feature, and have not recorded any impact to our financial statements as of the date of issuance.

Note 7 — Share-Based Compensation

Compensation Expense - Stock-based employee and non-employee compensation expense of $0.03 million  and $0.1 million was charged to operations during the three and six months ended March 31, 2010. Stock-based compensation expense of $1.6 million and $2.1 million was recognized during the three and six months ended March 31, 2009. Stock-based compensation has been included in general and administrative expense in the consolidated unaudited statements of operations.

Note 8 — Common Stock Warrants

The following stock purchase warrants were outstanding at March 31, 2010 and September 30, 2009 (warrants in thousands):

	March 31, 2010	September 30, 2009
Number of warrants	106,536	139,136
Exercise price	$0.12-$2.10	$0.12 - $2.10
Expiration date	2010-2014	2010 - 2012

In  December 2009, 32.0 million warrants to purchase our common stock at $0.50  per share held by a related party expired. During this same period 0.5 million warrants to purchase our common stock at $0.15 per share held by various parties expired.

In January 2010,  0.1 million warrants to purchase our common stock at $0.15 per share expired.

In March 2010, 1.3 million stock purchase warrants were re-priced in connection with the execution of a waiver and amendment agreement executed by a related party (Note 6). The warrants had originally been issued with an exercise price of $2.10 per share. The re-pricing of these warrants allows for an exercise price of $0.175 per share through December 31, 2011 and $0.12 from January 1, 2012 through December 31, 2014. The total value associated with the re-pricing of these warrants, based on valuation under the Black-Scholes method, was $0.03 million and has been charged to interest expense.

In March 2010, 28.8 million stock purchase warrants were re-priced in connection with the execution of a waiver and amendment agreement executed by the holders of $4.0 million of our 8.5% convertible notes payable (Note 6). The warrants had originally been issued with an exercise price of $0.25 per share, the re-pricing of these warrants allows for an exercise price of $0.175 through December 31, 2011 and $0.12 per share from January 1, 2012 through December 31, 2014. The total value associated with the re-pricing of these warrants, based on valuation under the Black-Scholes method, was $0.6 million and has been charged to interest expense.

Note 9 — Related Party Transactions

Accounts Payable  - As of March 31, 2010, included in accounts payable  is $1.9 million due to Falcon related to our share  of expenses and GST taxes incurred in drilling the Shenandoah #1A well in the Beetaloo Basin, in Australia.

Marketable Securities  - As of March 31, 2010, we have recorded both restricted and unrestricted marketable securities totaling $3.5 million in aggregate. These securities were received from a related party, Falcon,  pursuant to the sale of a 50% interest in four exploration permits in Australia during fiscal year ended September 30, 2008.

Bruner Family Trust – As of March 31, 2010, we owe $2.9 million in principal and $0.3 million in accrued interest to the Bruner Family Trust related to seven outstanding notes payable. We have recorded interest expense in the amount of $0.1 million and $0.1 million during the three and six months ended  March 31, 2010 related to these notes. As of March 31, 2010 we are in default on all seven notes related to failure to make principal and interest payments, as well various debt covenant violations.

Global Finance – As of March 31, 2010, we owe $40.7 million in principal and $1.1 million in accrued interest and fees payable to Global Finance AG. These amounts relate to an outstanding line of credit, notes payable, and advance fees due.  During the three months and six months ended March 31, 2010 we recorded interest expense exclusive of restructuring charges as discussed in (Note 6) above  in the amount of $1.0 and $2.0 million respectively related to the various instruments.

Note 10 — Commitments and Contingencies

There are no material changes to our commitments and contingencies from those disclosed in the audited annual consolidated financial statements for the year ended September 30, 2009.

Note 11 — Subsequent Events

We have evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as disclosed below.

In April 2010, we and our wholly owned subsidiary, Sweetpea Petroleum Pty Ltd (“Sweetpea”), as bound by a letter of intent executed in December 2009 and Falcon and its wholly owned subsidiary, Falcon Oil & Gas Australia Pty Ltd (“Falcon Australia”), closed a transaction wherein Sweetpea received an initial 25% equity interest in Falcon Australia in exchange for its remaining undivided 25% interest in four exploration permits in the Beetaloo Basin, in the Northern Territory, Australia. The result of this transaction is the re-consolidation of the interests in the exploration permits into one entity and the creation of a vehicle for fundraising and exploration and development activities in the Beetaloo Basin.

In May 2010, in a continuing effort to reduce costs and overhead, we terminated our Chief Financial Officer and Secretary as well as one of the members of our Board of Directors.

In May 2010, several holders of our 8.5 % convertible notes agreed to enter into waiver and amendment agreements accepting terms comparable to those described in (Note 6) above.

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

Executive Summary

We are an oil and gas exploration company, and we currently own oil and gas leasehold interests located in Australia (Beetaloo Basin) and in Western Colorado (Piceance Basin).  We are incorporated in the State of Maryland.

Results of Operations

The financial information with respect to the three and six months ended March 31, 2010 and 2009 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Industry Overview for the three months ended March 31, 2010

The three months ended March 31, 2010 saw weaker natural gas prices.  Natural gas prices have been very volatile during 2010 and 2009 due to supply concerns earlier in 2009, and more recently due to recession concerns arising from the current global financial crisis and a resultant decline in demand for natural gas.

Company Overview for the three and six months ended March 31, 2010

Our net losses for the three and six months ended March 31, 2010 were $2.1 million and $4.0 million respectively. We had no revenues and continue to incur general and administrative and interest expense.

We are continuing our efforts to reduce our overhead and negotiate with creditors to compromise and/or extend the maturity date of our debt.  Based on our current financial position for the remainder of the fiscal year, we may need to raise additional equity, enter into new borrowing arrangements or liquidate more of our marketable securities to finance our limited business activities.

Comparison of the results of operations for the three and six months ended March 31, 2010 and March 31, 2009

Oil and Gas Revenue. We generated no revenue for the three-month periods ended March 31, 2010 and 2009, respectively.

For the six months ended March 31, 2010, revenue was nil as compared to $0.1 million for the corresponding 2009 period. The decrease in revenue relates to the fact that we sold our only means of production in December 2008.

Costs and Expenses

Lease Operating Expenses. For the three and six months  ended March 31, 2010, we had no lease operating expenses as compared to $0.2 million and $0.6 million, respectively, in the corresponding 2009 periods. These decreases are primarily attributable to cessation of compressor lease charges in the Buckskin Mesa that had been incurred in the corresponding 2009 period.

General and Administrative. During the three and six months ended March 31, 2010, general and administrative expenses amounted to $0.5 million and $1.3 million, respectively, as compared to $3.4 million and $5.5 million, respectively, in the corresponding 2009 periods. The decreases in general and administrative expenses in 2010  result from decreases in salaries, rent expense, share based compensation, legal expense and professional services.

Impairment of Oil and Gas Properties. During the three and six months ended March 31, 2010, we recognized no impairment charges as compared to $83.1 million and $93.4 million, respectively, during the corresponding 2009 periods. Impairment charges recorded in 2009 resulted from our lack of working capital and our inability to extract minerals associated with the assets in the US full cost pool.

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion expense (“DD&A”) was $0.0 million and $0.1 million, respectively, for the three and six months ended March 31, 2010  as compared to $0.1 million and $0.1 million, respectively, in the corresponding 2009 periods.  The overall decrease in DD&A results from significant decreases in property and equipment balances incurred late in fiscal 2009.

 Interest Expense. During the three and six months ended March 31, 2010, interest expense was $2.0 million and $3.3 million, respectively, as compared to $2.4 million and $4.8 million, respectively, in the corresponding 2009 periods. The decreases in interest expense can be attributable to the fact that the interest rates on the majority of our debt portfolio are linked to indices that continue to  incur lower interest rates as a result of the global credit crisis. In addition, issuances of our stock purchase warrants and re-pricing of these instruments in connection with penalties and defaults will continue to yield lower interest expense as the value of our stock has continued to drop.

Net Loss. During the three and six months ended March 31, 2010, we incurred net losses of $2.1 million and $4.0 million, respectively, as compared to net losses of $95.2 million and $110.7 million, respectively, during the corresponding 2009 periods.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2009, includes an explanatory paragraph relating to the significant doubts about our ability to continue as a going concern. We have an accumulated deficit of $283.3 million and have a working capital deficit of approximately $15.6 million as of March 31, 2010. Although we have restructured a significant amount of our outstanding debt portfolio, we remain in default with the covenants of several  loan agreements.  We require significant additional funding to sustain our operations. We are in default on certain other obligations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operation

For the remainder of fiscal 2010, we will focus on attempting to preserve remaining capital assets, while awaiting the outcome of the well in progress in the Beetaloo Basin project in Australia, as well as to pursue opportunities to further explore our Buckskin Mesa acreage. We will continue to reduce operating costs and attempt to reduce and or renegotiate our debt, accounts payable and other liabilities.

Liquidity and Capital Resources

During our most recent quarter ended March 31, 2010, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending September 30, 2010.

Working Capital. As of March 31, 2010, we had a working capital deficit of $15.6 million and unrestricted cash of $0.1 million, while at September 30, 2009, we had a working capital deficit of $64.0 million and cash of $0.2 million. The decrease in our working capital deficit relates to the restructure of a significant portion of our debt portfolio which allowed for  approximately $44.7 million in debt and related accrued interest to be  reclassified as long term. We have no revenue from operations and continue to incur expenses related to administration as well as drilling and exploration. We continue to experience difficulty in raising capital. We do not expect our working capital deficit to decrease or cash balance to increase in the near future.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the six months ended March 31, 2010 and 2009 were as follows ($ in thousands):

	Six Months Ended March 31,
	2010	2009

Net cash (used in) operating activities	$(784)	$(6,269)
Net cash provided by investing activities	$600	$1,369
Net cash provided by financing activities	$—	$4,807

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by Investing Activities. Net cash provided by investing activities for the six months ended March 31, 2010 was related to net proceeds related to the sale of marketable securities, as compared to proceeds received from the sale of our only revenue producing assets in the corresponding 2009 period.

Net Cash Provided by Financing Activities.  We received no cash from financing activities for the six months ended March 31, 2010 as compared to the proceeds received from issuance of notes payable in the corresponding 2009 period.

Financing

During the six months ended quarter ended March 31, 2010, we entered into the following financing arrangements:

In March 2010, in exchange for 5.0 million shares of our common stock, Global a related party, executed an amendment to an existing $0.9 million note payable bearing interest at 15%. The amendment granted us a relief of $0.3 million in accrued interest related to the underlying note.  In addition all other defaults under the terms of the initial note dated October 10, 2007 were waived through December 31, 2014. The due date of the note, and all scheduled interest payments were extended through December 31, 2014.

In March 2010, in exchange for 48.4 million shares of our common stock, Global executed an amendment to an existing $39.8 million credit facility bearing interest at the prime rate plus 6.75%. The amendment granted us a relief of $5.7 million in accrued interest related to the underlying credit facility.  In addition all other defaults under the terms of the initial credit agreement dated January 7, 2007 and May 21, 2007 were waived through December 31, 2014. The maturity date of the facility, and all scheduled interest payments were extended through December 31, 2014.

In March 2010, the holders of $4.0 million of our 8.5% convertible notes payable executed a waiver and amendment agreement in exchange for 3.2 million shares of our common stock and the re-pricing of 28.8 million stock purchase warrants originally issued in connection with the underlying notes. The terms of the waiver and amendment agreement provide for the relief of $0.4 million in accrued interest and an extension of the maturity date of the underlying notes and scheduled interest payments through December 31, 2014.

During the six months ended quarter ended March 31, 2009, we entered into the following financing arrangements:

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

Recently Issued Accounting Pronouncements

In October 2009, we adopted certain accounting principles within FASB ASC 470, “Debt with Conversion and Other Options,” that requires the proceeds from the issuance of certain convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for us in fiscal 2010, and it is required to be applied retrospectively to prior periods. The adoption of  ASC 470  has not had material financial statements as we have previously expensed debt discounts associated our outstanding debt instruments.

In October 2009, we adopted certain accounting principles within FASB ASC 805, “Business Combinations,” which requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  It also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this accounting principle).  In addition, the accounting principle’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. ASC 805 also requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also provides guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.  ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009., The adoption of ASC 805 did not have any impact on our financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Because of our lack of oil and gas production, we are not exposed to a great degree of market risk relating to the pricing applicable to our oil and natural gas production. However, our ability to raise additional capital at attractive pricing, our generate future revenues from oil and gas operations, our future profitability and future rate of growth all depend substantially upon the market prices of oil and natural gas, which fluctuate considerably. We expect commodity price volatility to continue. We do not currently utilize hedging contracts to protect against commodity price risk. As our oil and gas production grows, we may manage our exposure to oil and natural gas price declines by entering into oil and natural gas price hedging arrangements to secure a price for a portion of our expected future oil and natural gas production.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of the end of the second quarter ended March 31, 2010, our Chief Executive Officer  has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management believes we have sufficient individuals that collectively possess a strong background, experience and expertise related to accounting, SEC reporting and other finance functions. We believe that the remediation steps taken in previous periods and through the quarter ended March 31, 2010, permitted observation over an appropriate period of time for us to conclude that our disclosure controls and procedures were effective as of March 31, 2010 to assure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the periods specified in the SEC's rules.

Notwithstanding the existence of these past material weaknesses in internal control, we believe that the consolidated financial statements fairly present, in all material respects, our condensed consolidated balance sheets as of March 31, 2010 and September 30, 2009 and the related condensed consolidated statements of operations, and cash flows for the three months and six months ended March 31, 2010 and 2009 are in conformity with US GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of March 31, 2010, the Company is not a party to any legal or administrative actions or proceedings.

ITEM 1A.   RISK FACTORS

Our viability will depend upon our ability to negotiate satisfactory arrangements with our creditors and vendors.

As of March 31, 2010, we have no revenue-producing assets and a working capital deficit of approximately $15.6 million.  We are in default on all of our material debt instruments related to failure to make principal and interest payments as well as debt covenant violations.  We will need to negotiate with other lenders and with vendors for extended and/or reduced payment terms in order to survive our existing cash shortage.  We cannot assure you that we will be able to do so.  If we are unsuccessful in these negotiation efforts, we may be unable to continue in existence.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2010, we issued 56,625,298 shares of common stock as payment of interest on our outstanding debt and in consideration for an amendment to our existing credit facility and note obligation to six accredited investors. No underwriters were used in the above stock transactions.  We relied upon the exemption from registration contained in section 4(2) of the Securities Act of 1933 as to these transactions, as the investors were either deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in the Company’s business or accredited investors.  Restrictive legends were placed on the certificates evidencing the securities issued in these transactions.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROHUNTER ENERGY CORPORATION

By:        /s/ Martin B. Oring
Martin B. Oring
Chief Executive Officer and Chief Financial Officer

Date: May 12, 2010

By:        /s/ Paul D. Maniscalco
Paul D. Maniscalco
Principal Accounting Officer

Date: May 12, 2010

EXHIBIT INDEX

Regulation S-K Number	Exhibit
10.1	Amendment to Credit and Security Agreements and Promissory Note dated March 5, 2010

10.2	Form of Waiver and Amendment Agreement dated March 8, 2010

31.1	Rule 13a-14(a) Certification of Martin B. Oring

32.1	Certification of Martin B. Oring Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed March 10, 2010.