Form 10-Q
period 2010-06-30
PetroHunter Energy Corp
filed 2010-08-23
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
(303) 572-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                                                                                     Accelerated filer ☐
Non-accelerated filer ☐                                                                           Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of August 20, 2010 the registrant had 439,078,759 shares of common stock outstanding.

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

PETROHUNTER ENERGY CORPORATION

FORM 10-Q

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
JUNE 30, 2010

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	September 30, 2009
	(unaudited)
	( $ in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$34	$235
Marketable securities, available for sale	1,191	455
Restricted marketable securities	1,730	2,925
Prepaid expenses and other assets	242	222
TOTAL CURRENT ASSETS	3,197	3,837

Property and Equipment, at cost
Oil and gas properties under full cost method, net	—	1,427
Furniture and equipment, net	77	122
	77	1,549

Other Assets
Restricted cash	131	101
Deposits and other assets	25	50
TOTAL ASSETS	$3,430	$5,537

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$3,037	$4,104
Convertible notes payable	718	6,956
Notes payable — related party — short term	2,902	43,479
Notes payable — short term	81	81
Accrued interest payable	98	457
Accrued interest and fees payable — related parties	386	5,409
Other accrued liabilities	7,273	7,273
Asset retirement obligation	1,070	1,012
TOTAL CURRENT LIABILITIES	15,565	68,771

Long-Term Liabilities
Convertible notes payable	6,238	—
Notes payable — related party	40,756	—
Accrued interest and fees payable related party	1,968	—
Accrued interest payable	161	—
Other long-term liabilities	17	29
TOTAL LIABILITIES	64,705	68,800

Stockholders’ Deficit
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; and 439,078,759 and 380,468,544 shares issued and outstanding respectively	439	380
Additional paid-in-capital	223,226	215,576
Other comprehensive income	430	—
Accumulated deficit	(285,370)	(279,219)
TOTAL STOCKHOLDERS’ DEFICIT	(61,275)	(63,263)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,430	$5,537

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
	($ in thousands except per share and share data)
Revenue
Oil and gas revenue	$—	$8
Total Revenue	—	8

Costs and Expenses
Lease operating expenses	—	2
General and administrative	631	607
Depreciation, depletion, amortization and accretion	18	63
Impairment of oil and gas properties	—	352
Total Operating Expenses	649	1,024
Loss From Operations	(649)	(1,016)

Other Income (Expense)
Gain (Loss) on sale of marketable securities	101	(762)
Gains recognized in connection with debt restructure and debt forgiveness	186	—
Gain on conveyance of property	—	3,410
Transaction loss	—	(21)
Interest expense	(1,608)	(2,438)
Interest income	2	1
Loss from equity method investment	(150)	—
Other income	2	—
Total Other Income (Expense)	(1,467)	190

Net Loss	$(2,116)	$(826)

Net loss per common share — basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding — basic and diluted	438,648,601	375,468,544

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
	($ in thousands except per share and share data)
Revenue
Oil and gas revenue	$—	$128
Other revenue	—	1
Total Revenue	—	129

Costs and Expenses
Lease operating expenses	—	588
General and administrative	1,955	6,095
Depreciation, depletion, amortization and accretion	88	194
Impairment of oil and gas properties	—	93,714
Impairment of intangible asset	—	6,092
Total operating expenses	2,043	106,683
Loss From Operations	(2,043)	(106,554)

Other Income (Expense)
Interest income	2	13
Gain on conveyance of property	—	3,229
Gains (Loss) on sale of marketable securities	266	(762)
Gains recognized in connection with debt restructure and debt forgiveness	507	—
Interest expense	(4,855)	(7,276)
Transaction loss	—	(143)
Loss from equity method investment	(150)	—
Other income	122	—
Total Other Income (Expense)	(4,108)	(4,939)

Net Loss	$(6,151)	$(111,493)

Net (loss) per common share — basic and diluted	$(0.02)	$(0.30)
Weighted average number of common shares outstanding — basic and diluted	405,210,888	375,164,057

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
	($ in thousands)
Cash flows from operating activities
Net loss	$(6,151)	$(111,493)
Adjustments used to reconcile net (loss) to net cash (used in) operating activities:
Stock based compensation	264	2,283
Depreciation, depletion, amortization and accretion	88	194
Loss on equity method investment	150	—
Impairment of oil and gas properties	—	93,714
Impairment of contingent asset	—	6,092
Amortization of deferred financing costs	—	912
Amortization of debt discount and beneficial conversion feature	—	2,072
Gain on conveyance of property	—	(3,229)
(Gain) loss on sale of marketable securities	(266)	762
Warrants issued to settle interest costs	—	54
Non cash interest expense incurred in connection with debt restructure and debt forgiveness	1,218	—
Gains on debt forgiveness	(507)	—
Changes in assets and liabilities: Receivables	17	708
Prepaid expenses and other assets	(12)	46
Accounts payable and accrued expenses	3,722	(1,133)
Due from related party	—	1,840
Net cash used in operating activities	(1,477)	(7,178)

Cash flows from investing activities
Additions to oil and gas properties	—	(1,988)
Proceeds from sale of oil and gas properties	—	2,320
Proceeds from sale of marketable securities	1,156	713
Additions to furniture and equipment	—	(6)
Restricted cash	(30)	423
Net cash provided by investing activities	1,126	1,462

Cash flows from financing activities
Payments on short term notes payable	—	(93)
Proceeds from related party borrowings	150	5,210
Payments on related party borrowing	—	(310)
Net cash provided by financing activities	150	4,807
Net decrease in cash and cash equivalents	(201)	(909)
Cash and cash equivalents, beginning of period	235	967
Cash and cash equivalents, end of period	$34	$58

Supplemental schedule of cash flow information
Cash paid for interest	$—	$422
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

Note 2 - Summary of Significant Accounting Policies

Basis of Accounting – The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The report of our independent registered public accounting firm on our financial statements for the year ended September 30, 2009 includes an explanatory paragraph relating to substantial doubt or uncertainty of our ability to continue as a going concern.  As shown in the accompanying statements of operations, we have an accumulated deficit of $285.4 million and a working capital deficit of $12.4 million as of June 30, 2010.

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

Loss Per Common Share – Basic loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Convertible equity instruments such as stock options and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti-dilutive. The diluted weighted-average number of common shares outstanding excluded potential common shares from stock options and warrants of approximately 233 million shares and 180 million shares for the three months ended June 30, 2010 and 2009, respectively. Diluted weighted-average common shares outstanding for the nine months ended June 30, 2010 and 2009 amounted to 192 million and 180 million, respectively.

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

Reclassifications – Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to current period presentation. Such reclassifications have had no effect on the net loss.

Stock-Based Compensation - We account for stock-based compensation in accordance with FASB ASC 718 “Compensation-Stock Compensation” which requires us to establish assumptions and estimates of the weighted fair value of stock options granted, as well as using a valuation mode to calculate the fair value of stock-based awards. We use the Black-Scholes option pricing model to determine the fair value of stock based awards. All options are amortized over the requisite service period.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03 “Oil and Gas Reserve Estimation and Disclosures.” The ASU aligns the current oil and gas reserve estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932, Extractive Activities — Oil and Gas, with those in SEC Final Rule Release No. 33-8995, Modernization of Oil and Gas Reporting. The ASU will be effective for reporting periods ending on or after December 31, 2009. The adoption of ASC 810 is not expected to have any impact on our financial statements.

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

Supplemental Cash Flow Information.  Supplemental cash flow information for the nine months ended June 30, 2010 and 2009 respectively is as follows:

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
	(in thousands)
Supplemental disclosures of non-cash investing and financing activities
Common shares issued in connection with investor relations	$—	$22
Common shares issued in connection with debt forgiveness	$59	$—
Warrant value associated with re-pricing of stock purchase warrants issued in connection with the amendments to debt instruments	$1,218	$—
Debt relief in connection with conveyance of properties to related party	$—	$(5,000)
Accounts payable and other amounts relieved in connection with equity method investment	$(1,838)	$—
Accounts payable and other amounts relieved in connection with the sale of properties to a related party	$—	$(2,481)
Oil and gas property conveyed in connection with equity method investment	$1,987	$—

Note 3 – Marketable Securities

As of June 30, 2010, we have recorded $1.2 million in available for sale marketable securities and $1.7 million in restricted marketable securities on our condensed consolidated balance sheet. These amounts are comprised of 16.8 million shares of the common stock of Falcon Oil & Gas Ltd. (“Falcon”), a related party.

As of September 30, 2009, we had recorded $0.5 million in available for sale marketable securities, and $3.0 in restricted marketable securities on our condensed consolidated balance sheet related to 23.1 million shares of Falcon common stock.

We have considered FASB ASC 820 “Fair Value Measurements and Disclosures” and we consider these marketable securities to be Level 1 assets, with available quoted prices in active markets for identical assets.

Note 4 - Equity Investment

In April 2010, we and our wholly owned subsidiary, Sweetpea Petroleum Pty Ltd (“Sweetpea”), as bound by an agreement executed in December 2009 and Falcon and its wholly owned subsidiary, Falcon Oil & Gas Australia Pty Ltd (“Falcon Australia”), closed a transaction wherein Sweetpea received an initial 25% equity interest in Falcon Australia in exchange for its remaining undivided 25% interest in four exploration permits in the Beetaloo Basin, in the Northern Territory, Australia. The result of this transaction is the re-consolidation of the interests in the exploration permits into one entity and the creation of a vehicle for fundraising and exploration and development activities in the Beetaloo Basin. The ownership of Falcon Australia immediately following the closing of the transaction was 75% by Falcon and 25% by Sweetpea.

We have accounted for our investment in Falcon Australia in accordance with FASB ASC TOPIC 323 – “Investments Equity Method & Joint Ventures”.  Our basis in the 50 million shares of Falcon Australia we received has been recorded at the historical cost of the identifiable assets given in consideration which approximated $2.0 million related to costs incurred in connection with the Shenandoah#1A well in the Beetaloo Basin Australia net of related liabilities relieved net of related accrued GST taxes, of approximately $1.8 million resulting in the recording of a net equity investment of approximately $.15 million as of the date of the transaction.

In June 2010, Falcon Australia raised approximately $4.9 million in accordance with the terms of a private placement memorandum. As a result of this financing transaction, our ownership interest has been diluted to 24%.

As of June 30, 2010, our equity method investment in Falcon Australia consisted of 50 million shares of common stock in the investee. We have recorded losses on the equity investment of $0.15 million for the quarter ended June 30, 2010. As of a result of the losses incurred in connection with the investment we have reduced our basis in the investment to $nil as of June 30, 2010.

Note 5 – Oil and Gas Properties

In April 2010, we and our wholly owned subsidiary Sweetpea completed a transaction with Falcon Australia wherein our interests in four exploration and development permits related to 7 million gross acres in the Beetaloo Basin Australia, as more fully described in Note 4, were given in exchange for 50 million shares of common stock of  Falcon Australia.  We have relieved well costs related to the Shenandoah #1A located on the prospect as the value associated with these costs transferred as a component of the transaction.  The costs associated with the Shenandoah #1 had previously been recorded as unevaluated properties on our condensed consolidated balance sheet.

As of June 30, 2010, we have no remaining recorded value associated with our remaining oil and gas properties located in Western Colorado (Piceance Basin).

As of June 30, 2010, there have been no significant changes to our asset retirement obligation from those amounts as disclosed in the audited annual consolidated financial statements for the year ended September 30, 2009.

As of September 30, 2009, our oil and gas properties consisted of $1.4 million in unevaluated properties, which included the Shenandoah #1 well in progress located in the Beetaloo Basin Australia.

Note 6 – Stockholders Equity

We have authorized 1 billion shares of common stock and 100 million shares of preferred stock. As of June 30, 2010, 439,078,759 shares of common stock and no shares of preferred stock were outstanding.

In March 2010, we issued 5.0 million shares of common stock to a related party in connection with the execution of an amendment to an existing $0.9 million promissory note and our outstanding $39.8 million credit facility. In connection with the execution of the amendment the maturity date of the note and credit facility was extended through December 31, 2014.  (Note 7)

In March 2010, we issued 48.4 million shares of common stock to a related party in consideration for the forgiveness of $6 million of accrued interest related to a $0.9 million promissory note and our outstanding $39.8 million credit facility. (Note 7)

In March 2010, we issued 3.2 million shares of common stock to the holders of $4.0 million of our 8.5% convertible notes payable in exchange for forgiveness of $0.4 million in accrued interest. In connection with the execution of the amendment the maturity date of the underlying notes was extended through December 31, 2014. (Note 7)

In June 2010, we issued 2.0 million shares of common stock to the holders of $2.2 million of our 8.5% convertible notes payable in exchange for the forgiveness of $0.2 million in accrued interest. In connection with the execution of the amendment the maturity date of the underlying notes was extended through December 31, 2014. (Notes 7 & 8)

Note 7 – Notes Payable

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

In March 2010, in exchange for 48.4 million shares of our common stock, Global executed an amendment to an existing $39.8 million credit facility bearing interest at the prime rate plus 6.75%. The amendment granted us a relief of $5.7 million in accrued interest related to the underlying credit facility.  In addition all other defaults under the terms of the initial credit agreement dated January 7, 2007 and May 21, 2007 were waived through December 31, 2014. The maturity date of the facility, and all scheduled interest payments were extended through December 31, 2014. We will continue to accrue interest on the credit facility at 8.5% per annum.  We have recorded a $6.0 million charge to additional paid in capital related to the issuance of common stock in connection with the relief of accrued interest, including $0.3 million allocable to the $0.9 million promissory note as discussed above and $5.7 million related to the credit facility. In accordance with FASB ASC 470-50-40-2 “Debt Modifications and Extinguishments”  no gain has been recognized due to the related party nature of the transaction.

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

In connection with the execution of this amendment we re-priced 1.3 million stock purchase warrants held by Global (Note 9).

In March 2010, the holders of $4.0 million of our 8.5% convertible notes payable executed a waiver and amendment agreement in exchange for 3.2 million shares of our common stock and the re-pricing of 28.8 million stock purchase warrants (Note 9) originally issued in connection with the underlying notes. The terms of the waiver and amendment agreement provide for the relief of $0.4 million in accrued interest and an extension of the maturity date of the underlying notes and scheduled interest payments through December 31, 2014. We will continue to accrue interest as per the original provisions in the underlying notes. We have recorded charges of $0.6 million to interest expense, related to the re-pricing of the stock purchase warrants and recognized a gain of $0.3 million in connection with the common stock issued in connection with the amendment of terms of the note and relief of accrued interest

In April 2010, the holders of $2.2 million of our 8.5% convertible notes payable executed a waiver and amendment agreement in exchange for approximately 2.0 million shares of our common stock and the re-pricing of 16.1 million stock purchase warrants (Note 9) originally issued in connection with the underlying notes. The terms of the waiver and amendment agreement provide for the relief of approximately $0.3 million in accrued interest and an extension of the maturity date of the underlying notes and scheduled interest payments through December 31, 2014.  We have recorded charges of $0.4 million related to the re-pricing of the stock purchase warrants and recognized gains of $0.2 million related to the issuance of common stock in connection with the relief of the accrued interest.

The terms of the amendment agreement allow for conversion of the $2.2 million in principal owed to be converted into shares of our common stock at $0.125 per share through December 31, 2011. From January 1, 2012 through December 31, 2014, this conversion price will decrease to $0.10 per share. We have considered FASB ASC-470-20 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion” in connection with this conversion feature, and have not recorded any impact to our financial statements as of the date of issuance.

Note 8 – Share-Based Compensation

In June 2010, we granted 7.3 million stock purchase options to employees and directors of the company in accordance with the terms of our 2005 Stock Option Plan.  We had no issuances of stock options under the 2005 Stock Option Plan during the three and nine months ended June 30, 2009.

The following table sets forth stock options outstanding under our 2005 Stock Option Plan as of June 30, 2010   (shares in thousands):

	Number of Shares	Weighted-Average Exercise Price
Options Outstanding – September 30, 2009	34,170	$0.90
Granted	7,250	$0.15
Forfeited	(13,570)	$0.90
Expired	(7,000)	$0.36
Options outstanding – June 30, 2010	20,850	$0.64
Options exercisable – June 30, 2010	16,934	$0.72

In June 2010, we granted 8.8 million stock options outside of our 2005 Stock Option Plan to directors, consultants and ex-employees of the Company.  We had no issuances of stock options outside of the 2005 Stock Option Plan during the three and nine months ended June 30, 2009.

The following table sets forth stock options outstanding as issued outside our 2005 Stock Option Plan as of June 30, 2010   (shares in thousands):

	Number of Shares	Weighted-Average Exercise Price
Options Outstanding – September 30, 2009	3,760	$0.50
Granted	8,750	$0.15
Forfeited	(1,760)	$0.50
Expired	-	-
Options outstanding – June 30, 2010	10,750	$0.22
Options exercisable – June 30, 2010	6,375	$0.26

Compensation Expense - Stock-based employee and non-employee compensation expense of $0.2 million and $0.3 million was charged to operations during the three and nine months ended June 30, 2010. Stock-based compensation expense of $0.2 million and $2.3 million was recognized during the three and nine months ended June 30, 2009. Stock-based compensation has been included in general and administrative expense in the consolidated unaudited statements of operations.

The estimated fair value of stock options issued under our 2005 Stock Option Plan, as well as outside of the plan during the quarter ended June 30, 2010 was $.01.  Assumptions used to value the options using the Black-Scholes option pricing model include an expected dividend yield of $nil, expected volatility of 124%, an risk free interest rate of 1.26% and an expected term of 2.75 years.

Note 9 – Common Stock Warrants

The following stock purchase warrants were outstanding at June 30, 2010 and September 30, 2009 (warrants in thousands):

	June 30, 2010	September 30, 2009
Number of warrants	106,536	139,136
Exercise price	$0.12-$2.10	$0.12 - $2.10
Expiration date	2011-2014	2010 - 2012

In December 2009, 32.0 million warrants to purchase our common stock at $0.50 per share held by a related party expired. During this same period 0.5 million warrants to purchase our common stock at $0.15 per share held by various parties expired.

In January 2010, 0.1 million warrants to purchase our common stock at $0.15 per share expired.

In March 2010, 1.3 million stock purchase warrants were re-priced in connection with the execution of a waiver and amendment agreement executed by a related party (Note 7). The warrants had originally been issued with an exercise price of $2.10 per share. The re-pricing of these warrants allows for an exercise price of $0.175 per share through December 31, 2011 and $0.12 from January 1, 2012 through December 31, 2014. The total value associated with the re-pricing of these warrants, based on valuation under the Black-Scholes method, was $0.03 million and has been charged to interest expense.

In March 2010, 28.8 million stock purchase warrants were re-priced in connection with the execution of a waiver and amendment agreement executed by the holders of $4.0 million of our 8.5% convertible notes payable (Note 7). The warrants had originally been issued with an exercise price of $0.25 per share, the re-pricing of these warrants allows for an exercise price of $0.175 through December 31, 2011 and $0.12 per share from January 1, 2012 through December 31, 2014. The total value associated with the re-pricing of these warrants, based on valuation under the Black-Scholes method, was $0.6 million and has been charged to interest expense.

In April 2010, 16.1 million stock purchase warrants were re-priced in connection with the execution of a waiver and amendment agreement executed by the holders of $2.2 million of our 8.5% convertible notes payable (Note 7). The warrants had originally been issued with an exercise price of $0.25 per share, the re-pricing of these warrants allows for an exercise price of $0.175 through December 31, 2011 and $0.12 per share from January 1, 2012 through

December 31, 2014. The total value associated with the re-pricing of these warrants, based on valuation under the Black-Scholes method, was $0.4 million and has been charged to interest expense.

Note 10 – Related Party Transactions

Accounts Payable - As of June 30, 2010, included in accounts payable is $0.15 million due to Falcon related to our share of GST taxes associated with costs incurred in drilling the Shenandoah #1A well in the Beetaloo Basin prior to our relief of these costs in connection with our equity method investment in Falcon Australia.

Bruner Family Trust – As of June 30, 2010, we owe $2.9 million in principal and $0.3 million in accrued interest to the Bruner Family Trust related to seven outstanding notes payable. We have recorded interest expense in the amount of $0.0 million and $0.1 million during the three and nine months ended June 30, 2010 related to these notes. As of June 30, 2010, we are in default on all seven notes related to failure to make principal and interest payments, as well various debt covenant violations.

Equity Method Investment – In April 2010, we were issued 50 million shares of common stock in Falcon Australia in consideration for our contribution of our 25% interest in four exploration permits related to 7 million acres in the Beetaloo Basin Australia. (Note 4)

Global Finance – As of June 30, 2010, we owe $40.7 million in principal and $2.1 million in accrued interest and fees payable to Global Finance AG. These amounts relate to an outstanding line of credit, notes payable, and advance fees due.  During the three months and nine months ended June 30, 2010, we recorded interest expense exclusive of restructuring charges as discussed in Note 7 above in the amount of $1.0 million  and $3.0 million respectively, related to the various instruments.

Officer Notes – In June 2010, we borrowed a total of $0.15 million from officers and directors of the Company to fund our operations. The notes bear interest at 15% per annum, and were initially executed for a term of 45 days. The officers and directors have granted an extension to the initial term of the notes for another 45 day period. These notes are secured by shares of our marketable securities.  As of June 30, 2010 we have incurred and accrued $0.0 million in interest expense related to these notes.

Marketable Securities - As of June 30, 2010, we have recorded both restricted and unrestricted marketable securities totaling $3.5 million in aggregate. These securities were received from a related party, Falcon, pursuant to the sale of a 50% interest in four exploration permits in Australia during fiscal year ended September 30, 2008.

Note 11 – Commitments and Contingencies

There are no material changes to our commitments and contingencies from those disclosed in the audited annual consolidated financial statements for the year ended September 30, 2009.

Note 12  – Subsequent Events

We have evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as disclosed below.

In July 2010, in a continuing effort to reduce costs and overhead, we negotiated a settlement agreement related to the lease on our Corporate office in Denver, Colorado. We currently occupy a significantly smaller space on a month to month basis.

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

Executive Summary

We are an oil and gas exploration company, and we currently own oil and gas leasehold interests either directly or through an equity investment in Australia (Beetaloo Basin) and in Western Colorado (Piceance Basin).  We are incorporated in the State of Maryland.

Results of Operations

The financial information with respect to the three and nine months ended June 30, 2010 and 2009 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Industry Overview for the three months ended June 30, 2010

Natural gas prices have been very volatile during 2010 and 2009 due to supply concerns earlier in 2009, and more recently due to recession concerns arising from the current global financial crisis and a resultant decline in demand for natural gas.

Company Overview for the three and nine months ended June 30, 2010

Our net losses for the three and nine months ended June 30, 2010 were $2.1 million and $6.2 million, respectively. We had no revenues and continue to incur general and administrative and interest expense.

We are continuing our efforts to reduce our overhead and negotiate with creditors to compromise and/or extend the maturity date of our debt.  Based on our current financial position for the remainder of the fiscal year, we may need to raise additional equity, enter into new borrowing arrangements or liquidate more of our marketable securities to finance our limited business activities.

Comparison of the results of operations for the three and nine months ended June 30, 2010 and June 30, 2009

Oil and Gas Revenue. We generated no revenue for the three-month period ended June 30, 2010 and $0.0 million for the June 30, 2009 period, respectively.

For the nine months ended June 30, 2010, revenue was nil as compared to $0.1 million for the corresponding 2009 period. The decrease in revenue relates to the fact that we sold our only producing properties in December 2008.

Costs and Expenses

Lease Operating Expenses. For the three and nine months ended June 30, 2010, we had no lease operating expenses as compared to $0.0 million and $0.6 million, respectively, in the corresponding 2009 periods. These decreases are primarily attributable to cessation of compressor lease charges in the Buckskin Mesa that had been incurred in the corresponding 2009 period.

General and Administrative. During the three and nine months ended June 30, 2010, general and administrative expenses amounted to $0.6 million and $2.0 million, respectively, as compared to $0.6 million and $6.1 million, respectively, in the corresponding 2009 periods. The decreases in general and administrative expenses in 2010  result  from decreases in salaries, rent expense, share based compensation, legal expense and professional services.

We anticipate the general and administrative expenses in future reporting periods will be less than the current period as we will see the benefits of our lease restructure and other cost cutting measures.

Impairment of Oil and Gas Properties. During the three and nine months ended June 30, 2010, we recognized no impairment charges as compared to $0.4 million and $93.7 million, respectively, during the corresponding 2009 periods. Impairment charges recorded in 2009 resulted from our lack of working capital and our inability to extract minerals associated with our oil and gas properties.

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion expense (“DD&A”) was $0.0 million and $0.1 million, respectively, for the three and nine months ended June 30, 2010  as compared to $0.1 million and $0.2 million, respectively, in the corresponding 2009 periods.  The overall decrease in DD&A results from significant decreases in property and equipment balances incurred late in fiscal 2009.

Interest Expense. During the three and nine months ended June 30, 2010, interest expense was $1.6 million and $4.9 million, respectively, as compared to $2.4 million and $7.3 million, respectively, in the corresponding 2009 periods. The decreases in interest expense can be attributable to the fact that the interest rates on the majority of our debt portfolio are linked to indices that continue to incur lower interest rates as a result of the global credit crisis. In addition, issuances of our stock purchase warrants and re-pricing of these instruments in connection with penalties and defaults will continue to yield lower interest expense as the value of our stock has continued to drop.

Net Loss. During the three and nine months ended June 30, 2010, we incurred net losses of $2.1 million and $6.2 million, respectively, as compared to net losses of $0.8 million and $112 million, respectively, during the corresponding 2009 periods.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2009, includes an explanatory paragraph relating to the significant doubts about our ability to continue as a going concern. We have an accumulated deficit of $285.4 million and have a working capital deficit of approximately $12.4 million as of June 30, 2010. Although we have restructured the majority of our outstanding debt portfolio, we remain in default on the covenants of several loan agreements.  We require significant additional funding to sustain our operations. We are in default on certain other obligations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operation

For the remainder of fiscal 2010, we will focus on attempting to preserve remaining capital assets, while awaiting the outcome of the well in progress being drilled by our investee Falcon Australia in the Beetaloo Basin project in Australia, as well as to pursue opportunities to further explore our Buckskin Mesa acreage. We will continue to reduce operating costs and attempt to reduce and or further renegotiate our debt, accounts payable and other liabilities.

Liquidity and Capital Resources

During our most recent quarter ended June 30, 2010, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending September 30, 2010.

Working Capital. As of June 30, 2010, we had a working capital deficit of $12.4 million and unrestricted cash of $0.0 million, while at September 30, 2009, we had a working capital deficit of $64.9 million and cash of $0.2 million. The decrease in our working capital deficit relates to the restructure of a significant portion of our debt portfolio which allowed for approximately $46.9 million in debt and related accrued interest to be reclassified as long term. We have no revenue from operations and continue to incur expenses related to administration as well as drilling and exploration. We continue to experience difficulty in raising capital. We do not expect our working capital deficit to decrease or cash balance to increase in the near future.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the nine months ended June 30, 2010 and 2009 were as follows ($ in thousands):

	Nine Months Ended June 30,
	2010	2009

Net cash (used in) operating activities	$(1,477)	$(7,178)
Net cash provided by investing activities	$1,126	$1,462
Net cash provided by financing activities	$150	$4,807

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by Investing Activities. Net cash provided by investing activities for the nine months ended June 30, 2010 was related to net proceeds related to the sale of marketable securities, as compared to proceeds received from the sale of our only revenue producing assets in the corresponding 2009 period.

Net Cash Provided by Financing Activities.  Net cash received from financing activities for the nine months ended June 30, 2010 was comprised of officer and director loans made to the Company to fund operations, as compared to the proceeds received from issuance of notes payable in the corresponding 2009 period.

Financing

During the nine months ended June 30, 2010, we entered into the following financing arrangements:

In June 2010, we borrowed a total of $0.15 million from officers and directors of the Company to fund our operations. The notes bear interest at 15% per annum, and were initially executed for a term of 45 days. The officers and directors have granted an extension to the initial term of the notes for another 45 day period. These notes are secured by shares of our marketable securities.

In April 2010, the holders of $2.2 million of our 8.5% convertible notes payable executed a waiver and amendment agreement in exchange for approximately 2.0 million shares of our common stock and the re-pricing of 16.1 million stock purchase warrants originally issued in connection with the underlying notes. The terms of the waiver and amendment agreement provide for the relief of approximately $0.3 million in accrued interest and an extension of the maturity date of the underlying notes and scheduled interest payments through December 31, 2014.

In March 2010, in exchange for 5.0 million shares of our common stock, Global a related party, executed an amendment to an existing $0.9 million note payable bearing interest at 15%. The amendment granted us a relief of $0.3 million in accrued interest related to the underlying note.  In addition all other defaults under the terms of the initial note dated October 10, 2007 were waived through December 31, 2014. The due date of the note, and all scheduled interest payments, were extended through December 31, 2014.

In March 2010, in exchange for 48.4 million shares of our common stock, Global executed an amendment to an existing $39.8 million credit facility bearing interest at the prime rate plus 6.75%. The amendment granted us a relief of $5.7 million in accrued interest related to the underlying credit facility.  In addition all other defaults under the terms of the initial credit agreement dated January 7, 2007 and May 21, 2007 were waived through December 31, 2014. The maturity date of the facility, and all scheduled interest payments, were extended through December 31, 2014.

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

Foreign Currency Exchange Rate Risk

We hold equity investments in and conduct business in Australia and are subject to exchange rate risk on cash flows related to sales, expenses, financing and investment transactions. We do not currently utilize hedging contracts to protect against exchange rate risk. As our or our investee’s oil and gas operation grows, we may utilize currency exchange contracts, commodity forwards, swaps or futures contracts to manage our exposure to foreign currency exchange rate risks.

Interest Rate Risk

Interest rates on future credit facility draws and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. This could limit our ability to raise funds in debt capital markets.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of the end of the third quarter ended June 30, 2010, our Chief Executive Officer  has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management believes we have sufficient individuals that collectively possess a strong background, experience and expertise related to accounting, SEC reporting and other finance functions. We believe that the remediation steps taken in previous periods and through the quarter ended June 30, 2010, permitted observation over an appropriate period of time for us to conclude that our disclosure controls and procedures were effective as of June 30, 2010 to assure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the periods specified in the SEC's rules.

Notwithstanding the existence of these past material weaknesses in internal control, we believe that the consolidated financial statements fairly present, in all material respects, our condensed consolidated balance sheets as of June 30, 2010 and September 30, 2009 and the related condensed consolidated statements of operations, and cash flows for the three months and nine months ended June 30, 2010 and 2009 are in conformity with US GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2010, the Company is not a party to any legal or administrative actions or proceedings.

ITEM 1A. RISK FACTORS

Our viability will depend upon our ability to negotiate satisfactory arrangements with our creditors and vendors.

As of June 30, 2010, we have no revenue-producing assets and a working capital deficit of approximately $12.4 million.  Although we have received waivers of default on our material debt instruments related to failure to make principal and interest payments as well as debt covenant violations, we will still need to negotiate with other lenders and with vendors for extended and/or reduced payment terms in order to survive our existing cash shortage.  We cannot assure you that we will be able to do so.  If we are unsuccessful in these negotiation efforts, we may be unable to continue in existence.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2010 we issued 1,984,917 shares of common stock as payment of interest on our outstanding convertible debt in consideration for an amendment to existing note obligations to 11 accredited investors. No underwriters were used in the above stock transactions.  We relied upon the exemption from registration contained in section 4(2) of the Securities Act of 1933 as to these transactions, as the investors were either deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in the Company’s business or accredited investors.  Restrictive legends were placed on the certificates evidencing the securities issued in these transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

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

PETROHUNTER ENERGY CORPORATION

By:   /s/ Martin B. Oring
Martin B. Oring
Chief Executive Officer and Chief Financial Officer

Date: August 23, 2010

By:   /s/ Paul D. Maniscalco
Paul D. Maniscalco
Principal Accounting Officer

Date: August 23, 2010

EXHIBIT INDEX

Regulation S-K Number	Exhibit

10.1	Amendment to Credit and Security Agreements and Promissory Note dated March 5, 2010*

10.2	Form of Waiver and Amendment Agreement dated March 8, 2010*

31.1	Rule 13a-14(a) Certification of Martin B. Oring

32.1	Certification of Martin B. Oring Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed March 10, 2010.