Form 10-K
period 2010-09-30
PetroHunter Energy Corp
filed 2010-12-23
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
or
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to__________

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
☐ Yes                      ☐ No (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8,478,109 as of March 31, 2010.

As of December 20, 2010, the registrant had 439,078,759 shares of common stock outstanding.

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

PETROHUNTER ENERGY CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 2010

PART I

ITEM 1.	BUSINESS

General

PetroHunter Energy Corporation (collectively, with its subsidiaries, referred to herein as “PetroHunter”, “Company”, “we”, “us” or “our”), formerly Digital Ecosystems Corp. (“Digital”), is an oil and gas exploration company, which currently holds oil and gas interests located in the Piceance Basin of Western Colorado, and in the Beetaloo Basin in the Northern Territory in Australia through an equity investment.  Since our inception in 2005, our business activities have been financed by raising capital through the sale of common stock, and through the issuance of notes and convertible notes.

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

In October 2006, GSL Energy Corporation changed its name to PetroHunter Operating Company. In March 2006, GSL acquired a 50% interest in four exploration permits held by Sweetpea Petroleum Pty Ltd. (“Sweetpea”), an Australian corporation; and effective January 1, 2007, we acquired 100% of the common shares of Sweetpea from MAB Resources, LLC (“MAB”), a Delaware limited liability company which is also in the business of oil and gas exploration and development, and was at the time our largest shareholder.

In September 2008, Sweetpea sold 50% of its original 100% working interest to Falcon Oil & Gas Ltd. (“Falcon”). Falcon established a subsidiary, Falcon Oil & Gas Australia Limited (“Falcon Australia”) to hold this interest.  An additional 25% interest in the permits was sold to Falcon in June 2009.  In April 2010, Sweetpea exchanged its remaining 25% interest in the permits for 25% of the then outstanding shares of Falcon Australia in order to consolidate the interest in this property to facilitate its further financing.  In September 2010, Falcon Australia completed a private placement of its shares, thus diluting the ownership interest of Sweetpea and Falcon.

As of September 30, 2010,  PetroHunter through Sweetpea owns approximately 24% of Falcon Australia, which in turn owns the four exploration permits covering 7 million gross acres in Australia, including one well (collectively known as the Beetaloo Basin Project), and leases covering 18,732 gross acres and ten well bores in the Piceance Basin in Western Colorado. These oil and gas wells have not yet commenced oil and gas production. In June of 2010 we executed a letter of intent to transfer a significant portion of our interests in our Piceance properties into the Buckskin Mesa, LLC. , a vehicle formed to fund exploration of these interests This transfer has not yet occurred and is not likely to occur as funding is not likely to materialize by the deadline set forth in the letter of intent

Our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge to the public on the Company’s website at http://petrohunter.com. To access the Company’s SEC filings, select “SEC FILINGS” under the INVESTOR RELATIONS tab on the Company’s website. You may also request a copy of these filings at no cost by making written or telephone requests for copies to our principal executive offices at PetroHunter Energy Corporation, Investor Relations, 1600 Stout Street, Suite 450, Denver, CO 80202. The telephone number is (303) 572-8900 and the facsimile number is (303) 648-4439. Our periodic and current reports filed with the SEC can be found on our website and on the SEC’s website at www.sec.gov.

Business Strategy

During the year ended September 30, 2010, we continued to focus our efforts on two core areas: the Beetaloo Basin in Australia and the Piceance Basin, of Western Colorado.

In April 2010, we and our wholly owned Australian subsidiary, Sweetpea, as bound by an agreement executed in December 2009, and Falcon and its wholly owned subsidiary, Falcon Australia, closed a transaction wherein Sweetpea received an initial 25% equity interest in Falcon Australia in exchange for its remaining undivided 25% interest in four exploration permits in the Beetaloo Basin, in the Northern Territory, Australia. The result of this transaction is the re-consolidation of the interests in the exploration permits into one entity and the creation of a vehicle for fundraising and exploration and development activities in the Beetaloo Basin. The ownership of Falcon Australia immediately following the closing of the transaction was 75% by Falcon and 25% by Sweetpea.

Beetaloo Basin Project - Australia

As of September 30, 2010, Sweetpea owned approximately 24% of Falcon Australia, which owns the four exploration permits in the Northern Territory, comprising the Beetaloo Basin Project. Sweetpea participated in the deepening of the Shenandoah #1A to 2,714 meters (8,904 feet) during the year ended September 30, 2009. During September 2007, Sweetpea had drilled that well (as 100% working interest owner and operator as the Shenandoah #1) to a total depth of 1,555 meters (4,740 feet). Falcon Australia has spent the past year raising funds for further exploration.

We have also applied for three additional exploration permits in the Northern Territory in Australia covering an additional 1.8 million acres that are adjacent to our Beetaloo Basin Project acreage. We continue to await the outcome of the application for these permits.

Buckskin Mesa Project - Piceance Basin, Colorado

The Buckskin Mesa Project area was purchased on September 17, 2005 from MAB, subject to certain agreements with Daniels Petroleum Company (“DPC”).  The property is located in the northern part of the Piceance Basin in Rio Blanco County, Colorado.  The acquisition included 20,000 net acres and five previously drilled wells that were shut-in. PetroHunter drilled five wells on this acreage during the years ended September 30, 2007 and 2008. We attempted to complete three of these wells in the quarter ending March 31, 2009; however, we were not successful in completing these three wells. All ten wells are shut-in.

Per the agreement with DPC we were required to drill 5 additional wells by July 31, 2009, or pay DPC $2 million, or return these leases to DPC. We did not drill these additional five wells. Global Project Finance AG (“Global”) holds a first lien on this leasehold interest as described in Note 9 – Notes Payable, in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.  In June 2010, we executed a letter of intent to transfer a significant portion of our interests into a vehicle formed to fund exploration of these interests, Buckskin Mesa, LLC. During the year ended September 30, 2010, we have tried to find partners for this project, but have been unsuccessful.  It is likely that we will return the leases to DPC after December 31, 2010, which is the deadline set forth in the letter of intent.

Marketing and Pricing

In the past, we derived our revenues principally from the sale of natural gas and associated condensate production from wells operated by us and others in the Piceance Basin, in Western Colorado. Our revenues were determined, to a large degree, by prevailing natural gas prices for production situated in the Rocky Mountain Region of the United States, specifically, Colorado.  Energy commodity prices in general, and the Company’s regional prices in particular, have been and continue to be highly volatile. We currently have no revenue or revenue producing assets.

Natural Gas Marketing

In the past, we sold all of our natural gas production to a diverse group of third-party, non-affiliated entities in a portfolio of transactions of various durations and prices (daily, monthly and longer term), under a marketing agreement with EnCana Oil & Gas USA (“EnCana”), who was the operator of our 8 producing gas wells that we sold effective December 1, 2008. Since that sale, we have not produced or sold any natural gas.

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

Employees

At September 30, 2010, we had 1 full time equivalent employee. In addition, we utilized the services of 1 full time consultant. Our employees are not covered by a collective bargaining agreement.

Environmental Regulation

Our exploration and drilling activities from wells and natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing oil, natural gas and other products are subject to stringent federal, state and local laws and regulations governing environmental quality, including those relating to oil spills and pollution control, that are constantly changing. Although such laws and regulations can increase the cost of planning, designing, installing and operating such facilities, it is anticipated that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment, will not have a material effect upon our business operations, capital expenditures, operating results or competitive position.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have a limited operating history and have generated only very limited revenues. We have incurred significant losses and will continue to incur losses for the foreseeable future.  If we fail to secure significant sources of funding in the short term, we may not be able to continue in existence.

The report of our independent registered public accounting firm on the financial statements for the years ended September 30, 2010 and 2009 includes an explanatory paragraph relating to significant doubt or uncertainty of our ability to continue as a going concern.  We have an accumulated deficit of $286 million as of September 30, 2010 and generated losses of $6.8 million for the year then ended. For the 2011 fiscal year, we do not expect our operations to generate sufficient cash flows to provide working capital to pay overhead expenses, the funding of our lease acquisitions, and the exploration and development of our properties. Without adequate financing, we may not be able to successfully develop prospects that we have, and we may not achieve profitability from operations in the near future or at all.

As a result of severe cash flow constraints, we have experienced substantial difficulties in meeting our short term cash needs, particularly in relation to our past due financing and vendor commitments. Substantially all of our assets are pledged, and extreme volatility in energy pricing and a deteriorating global economy are creating great difficulties in the capital markets and have greatly hindered our ability to raise debt and/or equity capital. Further, as the result of a series of asset sale transactions, we no longer have proven reserves, which will increase our difficulties in obtaining any financing. During the year ended September 30, 2010, we have obtained minimal debt financing from related parties which we expect will not continue in the near future. We have an $11.3 million working capital deficit as of September 30, 2010, and substantially all of our current assets are concentrated in marketable equity securities we received in conjunction with the sale of assets to a related party. Those securities have experienced a dramatic decline in value and the price of these securities remains highly volatile.

We have completed several significant asset dispositions during the past years, which leaves us with two primary projects that are both undeveloped and subject to substantial risks.

During the years ended September 30, 2010 and 2009, we experienced significant dispositions of assets, through sales and other transactions. These dispositions of assets resulted from our inability to maintain certain financial commitments and fund our ongoing operations.  These dispositions of non-core assets have resulted in our development risks being concentrated in two primary projects in Australia and Colorado, which are both undeveloped and at this stage without proved reserves associated with them.

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

Entities related to or controlled by Marc A. Bruner and Christian Russenberger beneficially owned approximately 24.7% and 26.6%, respectively, of our common stock as of September 30, 2010.  The control and/or significant influence held by such entities may have a substantial impact on matters requiring the vote of common shareholders, including the election of our directors and most of our corporate actions. Such control could delay, defer or prevent others from initiating a potential merger, takeover or other change in control that might benefit us and our shareholders. Such control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

Marc A. Bruner is the controlling owner of MAB Resources, LLC.  Through November 2010, Mr. Bruner served as chief executive officer and president of Falcon, our partner in the Beetaloo Basin Project.

Christian Russenberger, a related party and significant shareholder, is President of Global Project Finance AG, our most significant creditor.

Our convertible debentures could significantly dilute the interests of shareholders.

Our 8.5% convertible debentures, in the aggregate principal amount of approximately $7.0 million, are presently convertible into shares of our common stock at any time prior to their maturity dates at conversion prices of $0.125 and $0.15, subject to adjustments for stock splits, stock dividends, stock combinations and other similar transactions.  The conversion prices of the convertible debentures could be further lowered, perhaps significantly, in the event of our issuance of common stock below the convertible debentures’ conversion price, either directly or in connection with the issuance of securities that are convertible into, or exercisable for, shares of our common stock.

In addition to date, we have issued five-year warrants to the holders of the convertible debentures.  The warrant holders are entitled to purchase an aggregate of 52.2 million shares of our common stock at exercise prices ranging from $0.12 to $0.28 per share, inclusive of warrants issued in consideration of certain waivers and amendments during our fiscal years ended September 30, 2010 and 2009.  Both the number of warrants and the exercise price are subject to potential adjustments which could result in further dilution to our stockholders.

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

We are required to accrue significant amounts of interest payable on our portfolio of debt.

Through a series of waivers and amendments we are no longer currently required to make interest payments on the majority of our debt portfolio. However we continue to accrue approximately $4.0 million in interest expense on an annual basis. If we do not have cash to make interest payments at the time these interest accruals come due we may have to issue additional shares of our common stock, warrants, and or options.

The issuance of shares upon exercise of outstanding warrants and options may cause immediate and significant dilution to our existing stockholders.

As of September 30, 2010, we have issued warrants and options to purchase a total of 135 million shares of common stock.  The issuance of shares upon exercise of warrants and options may result in significant dilution to the interests of our existing stockholders.

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

We depend on the performance of our executive officer and key consultant. The loss of our key employee and/or consultant could negatively impact our ability to execute our strategy.  We do not maintain key person life insurance policies on our employee.

Substantially all of our oil and gas interests are located in the Piceance Basin of Western Colorado and in the Northern Territory in Australia, making us vulnerable to specific risks associated with operating in these geographic areas.

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

We are subject to various risks associated with our equity interest in Australia.

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

Location and Characteristics

Our headquarters are located at 1600 Stout Street, Suite 450, Denver, Colorado, 80202.  We had leased approximately 3,600 square feet through July 30, 2010, for an annual rent of approximately $0.2 million, including adjustments for inflation and expenses, as well as termination fees for additional square footage we had leased through September 1, 2009. As of September 30, 2010, we have terminated all long term leases and currently occupy approximately 200 square feet at 1600 Stout Street Suite 450 on a month to month basis, where our annual rent for this space is $0.0 million.

Currently, we own oil and gas leases in Colorado, where we own ten wells on our Buckskin Mesa property (18,732 gross and 8,998 net acres), and in the Northern Territory in Australia, where we own a 24%  interest in the Beetaloo Basin project (7,000,000 gross and 1,750,000 net acres), including one well through an equity investment in Falcon Australia. The wells on these properties have not yet commenced oil and gas production. In fiscal 2008, we owned working interests in eight natural gas wells in Colorado which were operated by EnCana.  These interests were sold to a third party in December 2008.

Plan of Operations

In fiscal 2011, we will focus on executing and implementing a strategy with Falcon Australia for our Beetaloo Basin project in Australia in order to further explore and develop this acreage, as well as to pursue opportunities to further explore our Buckskin Mesa acreage. We will continue to reduce operating costs and attempt to reduce/renegotiate our debt, accounts payable and other liabilities, and potentially acquire additional properties.

Oil and Gas Reserves

As of September 30, 2010 and 2009 we had no oil and gas reserves.

Production Volumes, Average Sales Prices and Average Production Costs

The following table sets forth certain information regarding our historical U.S. net production of oil and natural gas, and certain price and cost information.

	Year ended September 30,
	2010	2009	2008
Production Data:
Natural gas (Mcf)	-	66,527	286,474
Oil (Bbl)	-	74	348

Average Prices:
Natural gas (per Mcf)	$-	$5.43	$6.82
Oil (per Bbl)	$-	$37.35	$111.80

Production Costs:
Lease operating expenses (per Mcfe)	$-	$8.82	$2.79

Productive Wells

As of September 30, 2010 and 2009 we did not have any producing wells.

Oil and Gas Drilling Activities

During the year ended September 30, 2010 we did not participate in any drilling activity.

During the year ended September 30, 2009, we participated in the deepening of the Shenandoah # 1 well (Shenandoah #1A) in the Beetaloo Basin in Australia and conducted completion activities on three wells at our Buckskin Mesa Project.

Oil and Gas Interests

As of September 30, 2010, we owned interests in the following undeveloped acreage positions. Undeveloped acreage refers to acreage that has not been placed in production.

	Undeveloped
	Gross Acres	Net Acres
Location
Colorado	18,732	8,998
Total	18,732	8,998

Impairment of Oil and Gas Properties

Costs capitalized for properties accounted for under the full cost method of accounting are subjected to a ceiling test limitation to the amount of costs included in the cost pool by geographic cost center. Costs of oil and gas properties may not exceed the ceiling which is an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, impairment expense equal to the costs exceeding the ceiling is recognized. As the Company does not have available capital to develop the U.S. properties the entire U.S. Full Cost Pool had been written down to $0.0 million as of September 30, 2009.  During the fiscal years ended September 30, 2010 and 2009, we recorded impairment expense of $nil and $90.4 million, respectively.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense was $0.1million in 2010 and $0.2 million in 2009.

ITEM 3.	LEGAL PROCEEDINGS

As of September 30, 2010, there are no legal proceedings filed or threatened (to our knowledge) against or involving the Company.

ITEM 4.	REMOVED AND RESERVED

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on the OTC bulletin board on April 20, 2005, under the symbol “DGEO,” and has been trading under the symbol “PHUN” since August 21, 2006. The following table sets forth the high and low bid prices per share of our common stock, as reported on the OTC bulletin board for the periods indicated.

Quarter Ended	High	Low
September 30, 2008	$0.24	$0.11
December 31, 2008	$0.13	$0.06
March 31, 2009	$0.15	$0.01
June 30, 2009	$0.04	$0.02
September 30, 2009	$0.04	$0.01
December 31, 2009	$0.02	$0.01
March 31, 2010	$0.05	$0.02
June 30, 2010	$0.04	$0.03
September 30, 2010	$0.03	$0.02

On December 20, 2010 the last sale price for our common stock was $0.02.

Holders and Dividends

We have neither declared nor paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain cash to finance operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in accordance with applicable corporate law.

As of December 20, 2010, there were 187 record holders of our common stock.

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

Results of Operations - Year Ended September 30, 2010 versus Year Ended September 30, 2009

Oil and Gas Revenues – Oil and gas revenues were $nil and and $0.1 million for the fiscal years ended September 30, 2010 and 2009, respectively, which represents a decline of $0.1 million or 100%.  Oil and gas revenues decreased as we sold our only producing wells effective as of December 1, 2008.

Costs and Expenses

General and Administrative – During 2010, general and administrative expenses were $2.1 million as compared to $7.8 million in fiscal 2009, representing a decrease of $5.7 million or 73%. The following table highlights significant general and administrative expenses for the respective periods ($ in thousands):

	Period Ending September 30,
	2010	2009	Change
Payroll	$607	$2,193	$(1,586)	(72)%
Consulting fees	321	551	(230)	(42)%
Stock - based compensation expense	320	2,942	(2,622)	(89)%
Legal	89	355	(266)	(75)%
Travel	-	22	(22)	(100)%
Investor relations	-	79	(79)	(100)%
Insurance	303	464	(161)	(35)%
Office	199	320	(121)	(38)%
Other	235	833	(598)	(72)%
Total	$2,074	$7,759	$(5,685)	(74)%

Payroll Expense – As of September 30, 2010, the rightsizing of our labor force was essentially complete as we had reduced the workforce from 30 full time equivalents as of March 31, 2009 to one full time equivalent and one full time consultant.

Consulting Fees – Declined $0.2 million or 42% due to the Company’s cost reduction efforts and lower activity levels.

Stock-Based Compensation – Decreased to $0.3 million in 2010 from $2.9 million in 2009, a decrease of $2.6 million. This 89% decrease results from grants of options during the period being valued at a lower intrinsic value caused by significant declines in the value of our common stock.

Legal Fees – Decreased to $0.1 million in 2010 from $0.4 million in 2009, a decrease of $0.3 million. This 75% decrease is primarily attributable to efforts to reduce the use of outside legal services in 2010, coupled with fewer equity and property related transactions.

Travel Costs – Decreased to $nil in 2010 from $0.0 million in 2009. This 100% decrease results from our conscious efforts to manage costs, reduced staff and fewer transactions that required travel.

Investor Relations – Decreased to $nil in 2010 from $0.1 million in 2009. This 100% decrease is due primarily to our focus on expense management and the status of our business.

Insurance, Office, and Other – Decreased to $0.7 million in 2010 from $1.6 million in 2009, a decrease of $0.9 million.  This 56% decrease is primarily due to the termination of office and office equipment leases, decreases in office supplies expense and significant decreases in premium expense related to our various insurance policies.

Lease Operating Expenses – Lease operating expenses decreased to $nil in 2010 from $0.6 million in 2009. This 100% decrease is attributable to the sale of our producing properties in 2009.

Impairment of Oil and Gas Properties – During the year ended September 30, 2010, we recorded impairment expense of $nil, and during the year ended September 30, 2009, we recorded impairment expense of $90.4 million, a decrease of $90.4 million or 100%. The decrease was due to the impairment of the remaining book value of the U.S. full cost pool in 2009 due to unsuccessful exploration activity and the Company’s inability to fund additional exploration.

Depreciation, Depletion, Amortization and Accretion – Depreciation, depletion, amortization and accretion expense was $0.1 million in 2010 and $0.2 million in 2009, respectively.  This decrease is attributable to decreases in production volumes related to the sale of our producing properties in December 2008.

Other Costs and Expenses
Gains (Losses) on Conveyances of Property – During 2010, the Company did not recognize any gains or losses in connection with the conveyances of property. During 2009, we completed several significant asset sales, which resulted in our recognizing net gains of $2.5 million in accordance with the full cost accounting rules.  During our first quarter ended December 31, 2008, we sold our eight producing wells and realized net proceeds of $2.3 million. The disposition of these assets was significant in relation to our U.S. full cost pool, and therefore, we were required to evaluate whether the transaction had significantly altered the relationship between our capitalized costs and proved reserves, which could cause us to recognize a loss under the full cost pool accounting rules.  Accordingly, our evaluation resulted in our recognition of a $0.2 million loss on conveyance during the quarter ended December 31, 2008. Similarly, during our third quarter ended June 30, 2009, we sold an additional 25% of our exploration licenses and permits in the Beetaloo Basin. This transaction was considered a recoup of expenses and caused us to write down the remaining balances in the Australian full cost pool to $0 and we recorded a gain on the conveyance of $2.7 million.

Interest Expense – During 2010, interest expense was $5.7 million in comparison to $16.2 million incurred in 2009. The $10.5 million net decrease in interest expense, or 65%, primarily relates to charges of $9.8 million including $1.4 million for the amortization of deferred financing costs, and $8.6 million for the amortization of debt discount and beneficial conversion feature incurred in 2009. These charges were incurred during the prior period as we deemed that the underlying debt instruments would not be held to maturity and or be repaid in cash, and therefore the related amortization and accretion charges were accelerated during the period.  Interest expense of $5.7 million incurred in 2010 decreased $0.7 million as compared to 2009 as adjusted for the one-time charges incurred in 2009. This 11% decrease is primarily attributable to a reduction of interest rates on our largest debt instruments, which were reduced in connection with amendments to existing debt instruments in March 2010.

Net Loss – Our net loss of $6.8 million in 2010 compared to the loss of $129.7 million in 2009 represents a decrease of $123.0 million or 95%, as a result of the factors above, primarily impairment and interest expense.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the years ended September 30, 2010 and 2009 includes explanatory paragraphs relating to substantial doubt or uncertainty of our ability to continue as a going concern.  We have generated a cumulative net loss of $286.0 million, and we have a working capital deficit of $11.3 million as of September 30, 2010. For our 2011 fiscal year, we expect that we will be able to fund, on a very limited basis, overhead expenses from the proceeds of sales of our Falcon shares. We do not believe we will be investing cash in our properties in the foreseeable future. Our ability to establish ourselves as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations. Management continues to negotiate with the Company’s various creditors.  However, our ability to establish ourselves as a going concern is dependent upon our ability to either refinance our currently outstanding obligations or obtain additional funding and there are no assurances either of these can occur in the foreseeable future.

Schedule of Contractual Commitments

Plan of Operation

Colorado

In fiscal year 2011 we will continue to focus on exploring alternative financing and/or working interest partners to further explore on our Buckskin Mesa prospect.

Australia

During fiscal 2011 we plan to focus on executing and implementing a strategy for our participation in exploration and development efforts in the Beetaloo Basin project area located in Australia, through Falcon Australia.

Liquidity and Capital Resources

Our most recent year ended September 30, 2010 continued to be a year of significant transition for us. Our cash flows from operations continued to be insufficient for us to meet our operating commitments.   Given these circumstances, our primary goal during 2010 was to ensure liquidity to continue in existence, and further our exploration activities, on a limited basis, on our remaining properties. We continued to seek financing transactions, and to seek development partners for our Buckskin Mesa Project in Colorado and our Beetaloo Basin Project in Australia through our equity investment in Falcon Australia.

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

In addition, as part of the Purchase and Sale Agreement with Falcon relating to our Buckskin Mesa property, Falcon obtained an option to acquire up to a 50% interest in our entire Buckskin Mesa Project, for total consideration of $28.5 million in cash or shares of Falcon common stock, and an $18.0 million work commitment ($9.0 million of which would be a carried interest for us). Further, Falcon had the option to elect to become the operator of the Buckskin Mesa Project for an additional payment of $3.5 million. In February 2009, Falcon elected not to exercise its option to acquire additional interests in the Buckskin Mesa. In June 2009, we sold an additional 25% interest in our four exploration permits in the Beetaloo Basin to Falcon. In consideration, we received relief of a $5.0 million note payable to Falcon, as well as relief of $1.2 million in accounts payable related to the prospect, and the remaining restrictions on our Falcon shares which had secured the note payable were lifted, subject to our escrow agreement with Falcon.

In April 2010, we and our wholly owned subsidiary, Sweetpea, as bound by an agreement executed in December 2009, and Falcon and its wholly owned subsidiary, Falcon Australia, closed a transaction wherein Sweetpea received an initial 25% equity interest in Falcon Australia in exchange for its remaining undivided 25% interest in the four exploration permits in the Beetaloo Basin. The result of this transaction is the re-consolidation of the interests in the exploration permits into one entity and the creation of a vehicle for fundraising and exploration and development activities in the Beetaloo Basin. The ownership of Falcon Australia immediately following the closing of the transaction was 75% by Falcon and 25% by Sweetpea. As of September 30, 2010, our interest had been diluted to 24% as the result of additional capital raised by Falcon Australia.

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

As of September 30, 2010, we had a working capital deficit of $11.3 million and a cash balance of $0.1 million. As of September 30, 2009, we had working capital deficit of $64.9 million and cash of $0.2 million; accordingly our working capital deficit decreased by $53.6 million during 2010 primarily as a result of the restructure and reclassification of much of our debt portfolio from current to long term liabilities.

Cash Flow – Year Ended September 30, 2010 versus Year Ended September 30, 2009

Net cash used in or provided by operating, investing and financing activities for the years ended September 30, 2010 and 2009 were as follows ($ in thousands):

	Year Ended September 30,
	2010	2009
Net cash used in operating activities	$(2,096)	$(8,900)
Net cash provided by investing activities	$1,954	$3,361
Net cash provided by financing activities	$(17)	$4,807

Net Cash (Used in) Operating Activities.  Net cash used in operating activities of $2.1 million and $8.9 million for the years ended September 30, 2010 and 2009, respectively, are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided in Investing Activities.   Net cash provided by investing activities decreased by approximately $1.4 million in 2010 as compared to 2009. The decrease in cash provided is primarily attributed to one time property sales in 2009, netted against oil and gas property additions, which provided approximately $1.1 million in 2009.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities decreased by approximately $4.8 million in 2010 as compared to 2009 primarily due to our decreased level of debt financing.

2010 Financing Transactions

During 2010, we completed financing transactions as follows:

(1)
In March and April 2010 we entered into waiver and amendment agreements with our largest creditors whereby we extended the maturity date of debt to December 31, 2014 and paid accrued interest with shares of our common stock. Interest will accrue but not be payable until December 31, 2014.

(2)	In June 2010, we borrowed a total of $0.15 million from officers and directors of the Company to fund our operations. The 15% per annum notes were repaid with all accrued interest in September 2010.

2009 Financing Transactions

During 2009, we completed financing transactions as follows:

(1)
We issued an 18% subordinated debenture in the amount of $0.03 million to a shareholder of the Company in exchange for the relief of amounts due the shareholder. The subordinated debenture is collateralized by an interest in .01 million shares of Falcon common stock held by us as restricted marketable securities. In connection with the issuance of the debenture we issued 0.07 million warrants to purchase our common stock at $0.15 per share, which expired in January 2010.  The debenture was due on April 15, 2009. We made partial payments on the note and are currently in default under the terms of the debenture agreement for the remaining outstanding balance.

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

Asset Retirement Obligation

Asset retirement obligations associated with tangible long-lived assets are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 410, “Accounting for Asset Retirement Obligations.” The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method on a field-by-field basis. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion, amortization and accretion expense in the accompanying consolidated statements of operations.

Share - Based Compensation

We use the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair-value of stock-based awards in accordance with FASB ASC 718, “Compensation.”   The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on the Company’s historical stock prices.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-02, “Consolidation” (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of generally accepted accounting principles. It clarifies the decrease in ownership provisions of Subtopic 810-10. For those entities that have already adopted FAS No. 160 the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS No. 160. The provisions of ASU 2010-02 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

In January 2010, we adopted FASB ASU 2010-06, “Fair Value Measurements and Disclosures” (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after June 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

In October 2009, we adopted certain accounting principles within FASB ASC 470, “Debt with Conversion and Other Options,” that requires the proceeds from the issuance of certain convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for us in fiscal 2010, and it is required to be applied retrospectively to prior periods.  The adoption of ASU 2010-06 did not have material a material effect on the financial position, results of operations, or cash flows of the Company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
PetroHunter Energy Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheets of PetroHunter Energy Corporation (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetroHunter Energy Corporation as of September 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Notes 3, 4, 8, 9, 10 11, and 12, the Company had numerous significant transactions with related parties.

/s/  Eide Bailly LLP

Greenwood Village, Colorado
December 23, 2010

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
	September 30,
ASSETS	2010	2009
	($ in thousands)
Current Assets
Cash and cash equivalents	$76	$235
Receivables
GST receivable	—	1
Other receivables	13	16
Restricted marketable securities	1,015	2,925
Unrestricted marketable securities	837	455
Prepaid expenses and other assets	164	205
TOTAL CURRENT ASSETS	2,105	3,837
Property and Equipment, at cost
Oil and gas properties under full cost method, net	—	1,427
Furniture and equipment, net	3	122
	3	1,549
Other Assets
Restricted cash	131	101
Deposits and other assets	1	50
TOTAL ASSETS	$2,240	$5,537

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$2,373	$4,104
Notes payable – short term	—	81
Convertible notes payable	717	6,956
Notes payable –related party	2,722	43,479
Accrued interest payable	118	457
Accrued interest and fees payable – related party	100	5,409
Other accrued liabilities	7,273	7,273
Asset retirement obligation	137	1,012
TOTAL CURRENT LIABILITIES	13,440	68,771

Notes payable – related party	40,759	—
Convertible notes payable	6,239	—
Accrued interest and fees payable – related party	2,970	—
Accrued interest payable	310	—
Asset retirement obligation	632	—
Other long-term liabilities	—	29
TOTAL LIABILITIES	64,350	68,800

Stockholders’ Deficit
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; 439,078,759 and 380,468,544 issued and outstanding at September 30, 2010 and 2009, respectively	439	380
Additional paid-in-capital	223,281	215,576
Other comprehensive income	145	—
Accumulated deficit	(285,975)	(279,219)
TOTAL STOCKHOLDERS’ DEFICIT	(62,110)	(63,263)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,240	$5,537

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2010	Year Ended September 30, 2009
	($ in thousands except per share and share information)
Revenues
Oil and gas revenues	$—	$127
Other revenues	—	1
Total Revenues	—	128

Costs and Expenses
Lease operating expense	—	587
General and administrative	2,074	7,759
Impairment of contingent asset	—	6,805
Impairment of oil and gas properties	—	90,404
Depreciation, depletion, amortization and accretion	90	244
Total operating expenses	2,164	105,799
Loss from Operations	(2,164)	(105,671)

Other Income (Expense)
Gain on property conveyances	—	2,492
Interest income	2	14
Interest expense	(5,719)	(16,241)
Gain (Loss) on sale of securities	284	(1,156)
Gain recognized in connection with debt restructure	572	—
Gain recognized in connection with asset retirement obligation revisions	270	—
Loss from equity method investment	(149)	—
Impairment of marketable securities	—	(8,537)
Other Income (Expense)	166	(303)
Loss on abandonment	(18)	(329)
Total other income (expense)	(4,592)	(24,060)
Net Loss	$(6,756)	$(129,731)
Net loss per common share — basic and diluted	$(0.02)	$(0.35)
Weighted average number of common shares outstanding — basic and diluted	413,762,329	375,850,141

See accompanying notes to consolidated financial statements

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) AND
COMPREHENSIVE LOSS

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's (Deficit)	Total Comprehensive Loss
	Shares	Amount
	($ in thousands)
Balance, September 30, 2008	373,343,544	$374	$212,308	$(149,488)	$(632)	$62,562	$(77,493)
Common Stock issued in connection with property option agreement	1,875,000	1	148	—	—	149	—
Additional paid in capital associated with the issuance of RenCap Penalty warrants	—	—	51	—	—	51	—
Additional paid in capital associated with the issuance of warrants in connection with debenture agreements	—	—	9	—	—	9	—
Common Stock issued in connection with investor relations	250,000	—	23	—	—	23	—
Common Stock issued to officer	5,000,000	5	95	—	—	100	—
Foreign currency translation adjustment	—	—		—	632	632	632
Stock – based compensation	—	—	2,942	—	—	2,942	—
Net loss				(129,731)		(129,731)	(129,731)
Balance, September 30, 2009	380,468,544	380	215,576	(279,219)	—	(63,263)	(206,592)
Common Stock Issued in connection with modification of terms related party debt	5,000,000	6	145	—	—	151	—
Additional Paid in Capital associated with debt forgiveness - related party	48,391,520	48	6,001	—	—	6,049	—
Additional Paid in Capital associated with re-pricing of warrants related party	—	—	30	—	—	30	—
Common Stock Issued in connection with debt restructure	5,218,695	5	173	—	—	178	—
Additional Paid in Capital associated with re-issuance of warrants	—	—	1,036	—	—	1,036	—
Other comprehensive income	—	—	—	—	145	145	145
Stock- based compensation	—	—	320	—	—	320	—
Net Loss	—	—	—	(6,756)	—	(6,756)	(6,756)
Balance, September 30, 2010	439,078,759	$439	$223,281	$(285,975)	$145	$(62,110)	$(213,203)

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2010	Year Ended September 30, 2009
	($ in thousands)
Cash flows used in operating activities
Net loss	$(6,756)	$(129,731)
Adjustments used to reconcile net loss to net cash used in operating activities:
Stock based compensation	320	2,942
Depreciation, depletion, amortization and accretion	90	244
Loss on equity method investment	149	—
Impairment of oil and gas properties	—	90,404
Warrants issued to settle interest costs –related party	30	60
Loss on abandonment	43	329
Impairment of contingent asset	—	6,805
Amortization of deferred financing costs	—	1,388
Amortization of debt discount and beneficial conversion feature	—	8,648
(Gain) on conveyance of properties	—	(2,492)
(Gain) on estimated cost of asset retirement obligation	(270)	—
(Gain) Loss on sale of marketable securities	(284)	1,156
Impairment of marketable securities	—	8,537
Non cash interest expense incurred in connection with debt restructure forgiveness	1,186	—
Gain on forgiveness of debt	(572)	—
Changes in operating assets and liabilities:
Receivables	4	680
Due from related party	—	1,840
Prepaid expenses and other assets	90	68
Accounts payable and accrued expenses	6,110	222
Due to shareholder and related parties	(2,236)	—
Net cash used in operating activities	(2,096)	(8,900)
Cash flows provided by investing activities
Additions to oil and gas properties	—	(1,495)
Proceeds from sale of oil and gas properties	—	2,565
Proceeds from sale of marketable securities	1,984	1,878
Additions to furniture and equipment	—	(10)
Change in restricted cash	(30)	423
Net cash provided by investing activities	1,954	3,361
Cash flows from financing activities
Borrowing on short-term notes payable	(17)	—
Proceeds from related party borrowings	150	5,210
Payments on short-term notes payable	—	(93)
Payments on related party borrowings	(150)	(310)
Net cash (used in) provided by financing activities	(17)	4,807
Net decrease in cash and cash equivalents	(159)	(732)

Cash and cash equivalents, beginning of period	235	967
Cash and cash equivalents, end of period	$76	$235

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2010	Year Ended September 30, 2009
	($ in thousands)
Supplemental schedule of cash flow information
Cash paid for interest	$6	$315
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities
Common shares issued in connection with debt forgiveness	59	—
Common shares issued for property	—	149
Warrant value associated with re-pricing of stock purchase warrants issued in connection with amendments to debt instruments	1,216	—
Accounts payable and other amounts relieved in connection with equity method investment	(1,838)	—
Marketable securities received from sale of oil and gas properties	—	14,133
Accounts payable relieved in connection with property conveyance	—	1,455
Note payable relieved in connection with property conveyance	—	5,000

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Basis of Presentation

We are an oil and gas exploration company, and we currently own oil and gas leasehold interests located in Australia (Beetaloo Basin) through an equity investment in Western Colorado (Piceance Basin).  We are incorporated in the State of Maryland.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting – The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The report of our independent registered public accounting firm on the financial statements for the years ended September 30, 2010 and 2009 includes an explanatory paragraph relating to substantial doubt or uncertainty of our ability to continue as a going concern.  As shown in the accompanying statements of operations, we have an accumulated deficit of $286.0 million and net loss of $6.8 million for the year ending September 30, 2010, and as of that date we have a working capital deficit of $11.3 million.

Cash and Cash Equivalents – We consider investments in highly liquid financial instruments with an original stated maturity of three months or less to be cash equivalents.

Comprehensive Income (Loss) – FASB ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statement that is displayed with the same prominence as other financial statements.  The Company’s comprehensive income (loss) consists of both net losses on foreign currency translation adjustments and unrecognized gains in connection with mark to market adjustments on its marketable securities and it is presented in the accompanying consolidated statements of shareholders' deficit and comprehensive income (loss).

Concentration of Credit Risk – Financial instruments which potentially subject us to concentrations of credit risk consist of cash and marketable securities. We periodically evaluate the credit worthiness of financial institutions, and maintain cash accounts only with major financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. On occasion, the Company may have cash in banks in excess of federally insured amounts. We believe that credit risk associated with cash is remote.  Marketable securities credit risk is discussed later in Note 3 – Restricted Cash and Marketable Securities.

Fair Value – We apply the provisions of FASB ASC 820, “Fair Value Measurements.” The carrying amounts reported in the consolidated balance sheets for cash, receivables, marketable securities, prepaid assets, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Fair values of assets and liabilities measured on a recurring basis as of September 30, 2010 and 2009 included restricted and unrestricted marketable securities, recorded at fair values of $1.9 million and $3.4 million, respectively, which had quoted prices in active markets for identical assets (level 1) of $ 1.9 million and $3.4 million, respectively.

Impairment – We apply the provisions of FASB ASC 360, “Property Plant and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  FASB ASC 360 requires a long-lived asset to be sold to be classified as “held for sale” in the period in which certain criteria are met, including that the sale of the asset within one year is probable.  FASB ASC 360 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the Company’s ongoing operations.

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

Income Taxes – We record income taxes under the asset and liability method prescribed by FASB ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for temporary differences between the financial statement amounts and the tax basis of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse.

Loss Per Common Share – We do not report fully diluted loss per common share as the effect would be anti-dilutive.

Marketable Securities – We account for marketable securities with FASB ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.” We account for marketable securities by marking to market with unrealized gains and losses reflected as a component of Other Comprehensive Income, until such gains or losses become realized, at which time they are then recognized in our statement of operations. In addition, in circumstances where significant price declines are experienced subsequent to the balance sheet date, we consider whether such declines are other than temporary. After considering our expected holding period, we may record a provision for impairment in the event we do not expect the value of the securities to recover from such a decline in market value. We consider our accounting for marketable securities to involve significant management judgment that is subject to estimation.

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

Revenue Recognition – Historically we recognized revenues from the sale of natural gas and crude oil related to our interests in producing wells when delivery to the customer has occurred and title has transferred.   Revenue is presented on a gross basis, prior to deductions for taxes and gathering expenses.

Share-Based Compensation – We use the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair-value of stock-based awards in accordance with FASB ASC 718, “Stock Compensation.”   The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on the Company’s historical stock prices.

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

Asset Retirement Obligation – Asset retirement obligations associated with tangible long-lived assets are accounted for in accordance with FASB ASC 410,” Accounting for Asset Retirement Obligations.” The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. Accretion expense is recorded as a component of depreciation, depletion, amortization and accretion expense.

Recently Issued Accounting Pronouncements

In January 2010, we adopted FASB Accounting Standards Update (ASU) No. 2010-03 “Oil and Gas Reserve Estimation and Disclosures.” The ASU aligns the current oil and gas reserve estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932, Extractive Activities — Oil and Gas, with those in SEC Final Rule Release No. 33-8995, Modernization of Oil and Gas Reporting. The adoption of ASU 2010-03 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-02, “Consolidation” (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10. For those entities that have already adopted FAS No. 160 the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS160. The adoption of ASU 2010-02 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

In January 2010, we adopted FASB ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after June 15, 2010. The adoptions of ASU 2010-06 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

In October 2009, we adopted certain accounting principles within FASB ASC 470, “Debt with Conversion and Other Options,” that requires the proceeds from the issuance of certain convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for us in fiscal 2010, and it is required to be applied retrospectively to prior periods.  The adoption of ASU 470 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

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

Note 3 - Restricted Cash and Marketable Securities

As of September 30, 2010, long term restricted cash consists of $0.1 million in certificates of deposit and letters of credit for exploration permits, state and local bonds.

As of September 30, 2010, we have recorded $1.9 million in marketable securities on our Consolidated Balance Sheet, representing the 11.6 million shares of Falcon common stock that we held on this date. As of September 30, 2010, 7.0 million shares were restricted through various agreements wherein they had been pledged as collateral.  As described in Note 2, we have accounted for these securities in accordance with FASB ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.”

Note 4 - Equity Investment

In April 2010, we and our wholly owned subsidiary, Sweetpea Petroleum Pty Ltd (“Sweetpea”), as bound by an agreement executed in December 2009, and Falcon and its wholly owned subsidiary, Falcon Oil & Gas Australia Pty Ltd (“Falcon Australia”), closed a transaction wherein Sweetpea received an initial 25% equity interest in Falcon Australia in exchange for its remaining undivided 25% interest in four exploration permits in the Beetaloo Basin, in the Northern Territory, Australia. The result of this transaction is the re-consolidation of the interests in the exploration permits into one entity and the creation of a vehicle for fundraising and exploration and development activities in the Beetaloo Basin. The ownership of Falcon Australia immediately following the closing of the transaction was 75% by Falcon and 25% by Sweetpea.

We have accounted for our investment in Falcon Australia in accordance with FASB ASC Topic 323 – “Investments Equity Method & Joint Ventures.”  Our basis in the 50 million shares of Falcon Australia we received has been recorded at the historical cost of the identifiable assets given in consideration which approximated $2.0 million related to costs incurred in connection with the Shenandoah#1A well in the Beetaloo Basin Australia, net of related liabilities relieved and net of related accrued GST taxes of approximately $1.8 million, resulting in the recording of a net equity investment of approximately $.15 million as of the date of the transaction.

In June 2010, Falcon Australia raised approximately $4.9 million in accordance with the terms of a private placement memorandum. As a result of this financing transaction, our ownership interest has been diluted to 24%.

As of September 30, 2010, our equity method investment in Falcon Australia consisted of 50 million shares of common stock in the investee. We have recorded losses on the equity investment of $0.15 million for the year ended September 30, 2010. As of a result of the losses incurred in connection with the investment we have reduced our basis in the investment to $nil as of September 30, 2010.

Note 5 — Oil and Gas Properties

Summary – Oil and gas properties at September 30, 2010 and 2009 consisted of the following ($ in thousands):

	2010	2009
Oil and gas properties, at cost, full cost method
Unproved
United States	$—	$—
Australia	—	1,427
Proved		—
Total	—	1,427
Less accumulated depreciation, depletion, amortization and impairment	—	—
Total	$—	$1,427

The following is a summary of oil and gas property costs not subject to amortization by prospect at September 30, 2010 and 2009 ($ in thousands):

	2010	2009
United States	$—	$—
Australia	—	1,427
Total	$—	$1,427

As of September 30, 2010, we have recorded no value related to oil and gas properties. The $1.4 million in oil and gas properties as of September 30, 2009 related to a well in progress in our Beetaloo Basin project in the Northern Territory of Australia as discussed below.

Included below is the description of significant oil and gas properties and their current status.

Australia

During fiscal 2007 we drilled the Shenandoah #1 well located in the Beetaloo Basin in the Northern Territory of Australia. At this time we owned 100% of the working interest in this well and related leasehold interest. This well is located on oil and gas leasehold interest we held through four exploration permits that included 7,000,000 acres. In periods subsequent, we sold 75% of our 100% working interest in this well and the related acreage to Falcon Australia, who now operates the project. During fiscal 2009, we participated in the deepening of this well, the Shenandoah #1A, which is shut-in awaiting additional expenditure.  In fiscal 2010, we conveyed our remaining 25% interest in the prospect to Falcon Australia, in exchange for 50 million shares in that entity (Note 4).

US Projects – Piceance Basin

Buckskin Mesa Project – The Buckskin Mesa Project area was purchased on September 17, 2005 from MAB Resources, subject to certain agreements with Daniels Petroleum Company ("DPC").  The property is located in the northern part of the Piceance Basin in Rio Blanco County, Colorado.  The acquisition included 20,000 net acres and five previously drilled that were shut-in. We drilled five wells on this acreage and attempted to complete three of these wells in the first quarter of 2009. All ten wells are currently shut-in.

Per the agreement with DPC we were required to drill 5 additional wells by July 31, 2009, or pay DPC $2.0 million, or return these leases to DPC. We did not drill these additional five wells. Global holds a first lien on this leasehold interest as described in Note 9 - Notes Payable.

In June 2010, we executed a letter of intent to transfer a significant portion of our interests in our Piceance properties into the Buckskin Mesa, LLC, a vehicle formed to fund exploration of these interests. This transfer has not yet occurred and is not likely to occur as funding is not likely to materialize by the deadline set forth in the letter of intent.

During the year ended September 30, 2009, we impaired the remaining value of our U.S. full cost pool as we did not have the financial capacity to continue exploring for oil and gas on this acreage.

US Projects – Discontinued

Piceance II Project – The Piceance II Project was acquired December 29, 2005 from MAB Resources.  The property is located in the Piceance Basin, Garfield County, Colorado, and included eight producing wells operated by Encana.

We sold these eight wells in December 2008 for $2.3 million in cash, and we recorded a loss on conveyance of approximately $0.2 million. The remaining Piceance II Project undeveloped leasehold interest will be reassigned to the lessor as we have failed to meet the contract terms for drilling wells. In addition, we have accrued liquidated damages of $0.5 million associated this contract.

The following is a summary of depreciation, depletion, amortization and accretion, as reflected in the consolidated statements of operations (including depreciation, depletion and amortization of oil and gas properties per thousand cubic feet of natural gas equivalent) for the years ended September 30 ($ in thousands, except per thousand cubic feet):

	2010	2009	2008
Depletion of oil and gas properties	$-	$8	$949
Depreciation of furniture and equipment	31	215	273
Accretion of asset retirement obligation	59	21	8
Total	90	244	1,230
Depletion per thousand cubic feet of natural gas equivalent	$-	$2.50	$2.45

Note 6 — Furniture and Equipment

Furniture and equipment at September 30, 2010 and 2009 is reported at cost, net of accumulated depreciation and consisted of the following:

	2010	2009
Furniture and equipment	$8	$157
Less accumulated depreciation	(5)	(35)
Total	$3	$122

Depreciation expense associated with office furniture and equipment was $0.0 million and $0.2 million for the years ended September 30, 2010 and 2009, respectively. In July 2010 and August 2009, we downsized our offices in Denver, Colorado as we continued to reduce the expenses of the Company.  In connection with this move we abandoned furniture, fixtures, as well as tenant improvements. We have recorded losses on abandonment of approximately $0.0 million and $0.3 million in connection with these office modifications.

Note 7 — Other Accrued Liabilities

Other accrued liabilities as of September 30, 2010 and 2009 are summarized and described below:

	2010	2009
Other accrued liabilities	$7,273	$7,273

On April 11, 2008, we closed the sale of certain natural gas gathering assets in our Buckskin Mesa project for $0.7 million in cash consideration, and simultaneously entered into a gas gathering agreement with Clear Creek Energy Services (“CCES”) relating to the initial phase of a gas gathering system at Buckskin Mesa.  These agreements formalized and expanded upon a letter of understanding between the parties which contemplated a dedicated relationship with CCES in the development of a gas gathering system and the provision of gas gathering services within our Buckskin Mesa Project area (the “CCES Agreements”). In addition to customary terms and conditions, the CCES Agreements included a guarantee (the “Guarantee”) from us to CCES regarding their increasing financial commitments as they were incurred in relation to the development of the gas gathering system, including our contingent repurchase of the gas gathering assets we sold to CCES.  The triggering event for the Guarantee was contingent upon our mutual failure to execute a formal agreement for long-term gas gathering services in the future.  The resolution of this contingency was dependent upon, among other things, gas production levels from the initial phase gas gathering system for our Buckskin Mesa Project. Per the agreement, if we failed to execute a mutually agreeable long-term contract, CCES had the right to invoice us for their incurred costs and demand repayment within 20 days of our receipt of the demand invoice.  To secure our Guarantee, we executed a promissory note for an amount up to $11.5 million, secured by second deeds of trust on our Colorado properties.  The amount of the Guarantee is variable, based upon the underlying incurred costs by CCES as defined in the CCES Agreements.

During the year ended September 30, 2009, we deemed that the completion of this gathering system was economically unfeasible for us we and ceased pursuing its completion.  As per our initial agreement with CCES, all amounts payable came due within 20 days of demand. In May 2009, we received a demand notice from CCES. We are currently in discussions with CCES management to develop a mutually agreeable settlement in conjunction with our discussions with DPC regarding the underlying leasehold interest, as well with Global who holds the first lien on this property. CCES has a second lien on the Buckskin Mesa acreage and wells.  As of September 30, 2010, we   have accrued a liability of $7.3 million in respect to this agreement, and have recorded additional amounts in accounts payable due CCES.

Note 8 — Asset Retirement Obligation

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

Our estimated asset retirement obligation liability is based on estimated economic lives, estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. Revisions to the liability are due to increases in estimated abandonment, changes in well economic lives, and changes to federal or state regulations regarding the abandonment of wells.  We have recorded our asset retirement obligation as a current liability in 2010, and in 2009 we classified it as long term.

Our asset retirement obligation liability as of September 30, 2010 and 2009 is summarized below ($ in thousands):

	2010	2009
Beginning asset retirement obligation	$1,012	$114
Liabilities incurred	-	—
Liabilities settled	(32)	—
Revisions to estimates	(270)	877
Accretion expense	59	21
Ending asset retirement obligation	$769	$1,012

Note 9 — Notes Payable

Notes payable as of September 30, 2010 and 2009 are summarized below ($ in thousands):

	2010	2009
Short-Term Notes Payable
Vendor	$—	$81
Notes payable – short-term	$—	$81

Convertible notes payable	$717	$6,956
Convertible notes payable	$717	$6,956

Notes payable – related party – short-term
Bruner Family Trust	$2,722	$2,829
Global Project Finance AG	—	40,650
Notes payable – related party, short-term	$2,722	$43,479

Long-Term Notes Payable
Convertible notes payable	$6,239	$—
Convertible notes payable	$6,239	$—

Long-term notes payable – related party
Global Project Finance AG	$40,650	$—
Bruner Family TrustTrustTrustTrust	109	—
Long-term notes payable – related party	$40,759	$—

Other long – term liabilities, including capital lease obligations lliabilities	$—	$29

A description of our notes payable as of September 30, 2010 and 2009 is as follows:

Vendor – In August 2007, we entered into an unsecured promissory note with a vendor for past due invoices aggregating $0.3 million. The note bore interest at an annual rate of 8%. Payments were originally due in 24 equal installments commencing on October 1, 2007 and maturing on September 1, 2009.  We defaulted on the terms of this note agreement. In September 2010, we settled with this vendor related to amounts due in connection with the note. We have recorded a gain of $0.1 million in connection with this settlement.

Bruner Family Trust – At various times during 2008, we entered into five promissory notes with the Bruner Family Trust.  Each note accrues interest at LIBOR plus 3% per annum and was originally due 12 months from each note’s respective date of issuance.  A note for $2.4 million was originally due on November 13, 2008, but was extended by the lender.  The remaining four notes were originally due in February, March (2) and August 2009.  We continue to receive waivers from the lender on an annual basis related to our covenant violations and in relation to our default and failure to make scheduled principal and interest payments. The possibility exists that lender will call all amounts due at the end of each annual reporting period. As of September 30, 2010, accrued interest relating to these notes was $0.3 million, and the total note balance was $2.8 million of which $2.7 million is classified as a short term liability.

Convertible notes payable

Convertible notes payable as of September 30, are summarized below ($ in thousands):

	2010	2009
Convertible debentures – face value at issuance	$6,956	$6,956
Relative fair value assigned to warrants	(3,532)	(3,532)
Relative fair value of beneficial conversion feature	(3,424)	(3,424)
Net book value of convertible debentures at issuance	—	—
Accumulated accretion	6,956	6,956
Net book value	$6,956	$6,956

In November 2007, we issued $7.0 million in convertible debentures (the “Debentures”) to several accredited investors.  The debentures were initially due November 2012 and are collateralized by shares in our Australian subsidiary.  Debenture holders also received five-year warrants allowing them to purchase a total of 46.4 million shares of common stock at prices ranging from $0.24 to $0.28 per share.  We determined that the relative fair value of the warrants was approximately $3.5 million at issuance, under the Black-Scholes model. In connection with the placement of the debentures, we paid a placement fee of $0.3 million and issued placement agent warrants entitling the holders to purchase an aggregate of 0.2 million shares at $0.25 to $0.28 per share for a period of five years. Interest payments related to the debentures accrues at an annual rate of 8.5% and is payable in cash or in shares of our common stock (at our option) quarterly, beginning upon our successful registration of the warrant shares, as noted below.  All overdue unpaid interest accrues a late fee of 18% per annum, calculated based on the entire unpaid interest balance.

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

A January 2009 waiver and amendment agreement with the purchasers extended the effective date of the registration statement to February 28, 2009, waived the penalties for not having the registration effective by the amended deadline of December 31, 2008, and waived as events of default under the debentures (i) the failure to pay the January 1, 2009 interest installment, (ii) our sale of an interest in our properties to Falcon, (iii) recent loans, and (iv) the placing of liens on our Buckskin Mesa wells and properties and pledge of our shares of Falcon stock.  We agreed to pay the interest installment due January 1, 2009 by April 1, 2009, together with late fees of 18% per annum, and to issue warrants to purchase our common stock in an amount equal to 2% of the shares each purchaser received with the original agreement.  A waiver and amendment agreement relating to the above Registration Rights Agreement was signed by all investors in May 2009 and the holders agreed that PetroHunter would not have to register the shares underlying the warrants until the warrants were “in the money”.  The waiver indicated that the trading price of the stock must exceed the warrant exercise price for at least 20 consecutive trading days before the registration commitment is triggered.  Once the warrants are "in the money", we have 120 days to get a registration statement effective.

In May 2009, we received multiple waivers and releases of covenant violations and default and failure to make interest payments from the holders of our 8.5% convertible debentures. In connection with the receipt of these waivers we issued a total of 2.77 million warrants to purchase our common stock at prices ranging from $0.12 to $0.28.

The debentures initially had a maturity date of November 2012 and are convertible at any time by the holders into shares of our common stock at a price of $0.15 per share, which was determined to be beneficial to the holders on the date of issuance. We determined that the relative fair value of this beneficial conversion feature was approximately $3.4 million at issuance, under the Black-Scholes model.  Accordingly, we recorded discounts to the debentures equal to their full cash value at issuance, which we had been accreting to interest expense over the term of the notes, using the effective interest method.

As of September 30, 2009, we were in default under the debentures, and classified this debt as a current liability and accelerated the accretion and amortization of the debt discount, and deferred financing costs related to these instruments. Included in interest expense as of September 30, 2009 was $6.0 million related to this acceleration.

In March 2010, the holders of $4.0 million of the 8.5% convertible notes payable executed a waiver and amendment agreement in exchange for 3.2 million shares of our common stock and the re-pricing of 28.8 million stock purchase warrants (Note 12) originally issued in connection with the underlying notes. The terms of the waiver and amendment agreement provided for the relief of $0.4 million in accrued interest and an extension of the maturity date of the underlying notes and scheduled interest payments through December 31, 2014. We will continue to accrue interest as per the original provisions in the underlying notes. We have recorded charges of $0.6 million to interest expense, related to the re-pricing of the stock purchase warrants and recognized a gain of $0.3 million in connection with the common stock issued in connection with the amendment of terms of the note and relief of accrued interest

In April 2010, the holders of $2.2 million of our 8.5% convertible notes payable executed a waiver and amendment agreement in exchange for approximately 2.0 million shares of our common stock and the re-pricing of 16.1 million stock purchase warrants (Note 12) originally issued in connection with the underlying notes. The terms of the waiver and amendment agreement provide for the relief of approximately $0.3 million in accrued interest and an extension of the maturity date of the underlying notes and scheduled interest payments through December 31, 2014.  We have recorded charges of $0.4 million related to the re-pricing of the stock purchase warrants and recognized gains of $0.2 million related to the issuance of common stock in connection with the relief of the accrued interest.

The terms of the amendment agreement allow for conversion of the $2.2 million in principal owed to be converted into shares of our common stock at $0.125 per share through December 31, 2011. From January 1, 2012 through December 31, 2014, this conversion price will decrease to $0.10 per share. We have considered FASB ASC-470-20 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion,” in connection with this conversion feature, and have not recorded any impact to our financial statements as of the date of issuance.

As of September 30, 2010, we have classified $6.2 million related to the portion of the convertible notes wherein we have received waiver and amendments as long term liabilities, and $0.7 million related the un-amended portion of these notes as short term liabilities on our balance sheet. We have accrued $0.1 million in accrued interest related to the short term portion of these notes and $0.3 million related to the long term portion of the notes as of September 30, 2010.

Global Project Finance AG – On October 10, 2007, we entered into a promissory note with Global Project Finance, AG (“Global”).  The entire balance on the notes was due and payable, on December 31, 2008, along with the accrued interest. We received a waiver that extended the due date on this note through July 2009. The note is unsecured and the note balance at September 30, 2010 was $0.9 million. Accrued interest recorded in connection with this note as of September 30, 2010 was $0.0 million.

On January 9, 2007, we entered into a Credit and Security Agreement (the “January 2007 Credit Facility”) with Global in the amount of $15.0 million.  As of September 30, 2010 and September 30, 2009, amounts drawn against this facility were $15.0 million.

On May 21, 2007, we entered into a second Credit and Security Agreement with Global (the “May 2007 Credit Facility”) and we extended all the economic terms from the May 2007 Credit Facility retroactively to the January 2007 Credit Facility. Under the May 2007 Credit Facility, Global agreed to use its best efforts to advance up to $60 million to us over the following 18 months. As of September 30, 2010 and 2009 amounts drawn against this facility were $24.8 million.

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

As of September 30, 2010 and 2009, the cash portion of the advance fees payable incurred in connection with the two lines of credit in the amount of $0.8 million, incurred proportionately at 2% of each respective draw, has been accrued.

As of September 30, 2009, we were in default of payments in the amount of $0.8 million, which consisted of unpaid advance fees on the Global Facilities, but we obtained a comprehensive waiver from the lender on October 1, 2009.  As of September 30, 2009, we were in default in respect to the $0.9 million promissory note as well as the associated accrued interest of $0.2 million. As of September 30, 2009, we had received waivers related to our failure to pay principal and interest and various covenant violations related to the $39.8 million drawn on the two credit facilities. These waivers expired on December 31, 2009.  We had accrued $4.1 million in interest related to this debt as of September 30, 2009.

In March 2010, in exchange in exchange for 5.0 million shares of our common stock, Global executed an amendment to an existing $0.9 million note payable bearing interest at 15%. The amendment granted us a relief of $0.3 million in accrued interest related to the underlying note.  In addition all other defaults under the terms of the initial note dated October 10, 2007 were waived through December 31, 2014. The due date of the note, and all scheduled interest payments were extended through December 31, 2014. We will continue to accrue interest on the note at 8.5% per annum.  We have recorded a $0.2 million charge to interest expense related to the issuance of common stock in connection with this amendment.

In March 2010, in exchange for 48.4 million shares of our common stock, Global executed an amendment to the existing $39.8 million credit facilities bearing interest at the prime rate plus 6.75%. The amendment granted us a relief of $5.7 million in accrued interest related to the underlying credit facilities.  In addition all other defaults under the terms of the January 2007 Credit Facility and May 2007 Credit Facility were waived through December 31, 2014. The maturity date of the facilities, and all scheduled interest payments were extended through December 31, 2014. We will continue to accrue interest on the credit facilities at 8.5% per annum.  We have recorded a $6.0 million charge to additional paid in capital related to the issuance of common stock in connection with the relief of accrued interest, including $0.3 million allocable to the $0.9 million promissory note as discussed above and $5.7 million related to the credit facilities. In accordance with FASB ASC 470-50-40-2 “Debt Modifications and Extinguishments,” no gain has been recognized due to the related party nature of the transaction.

The terms of the amendment agreement allow for conversion of $6.5 million of principal amounts owed under the existing credit facility into shares of our common stock at $0.125 per share through December 31, 2011. From January 1, 2012 through December 31, 2014, this conversion price will decrease to $0.10 per share. We have considered FASB ASC-470-20 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion,” in connection with this conversion feature, and have not recorded any impact to our financial statements as of the date of issuance.

As of September 30, 2010, we have accrued $2.0 million in accrued interest related to the lines of credit.

Note 10 — Stockholders’ Equity

Common Stock –We have authorized 1 billion shares of common stock and 100 million shares of preferred stock. As of September 30, 2010 and 2009 439,078,759 and 380,468,544 shares of our common stock were issued and outstanding, respectively, and no shares of preferred stock were outstanding for either period.

Fiscal 2010 Transactions – During the year ended September 30, 2010, we issued 58,610,215 shares of our common stock.

In March 2010, we issued 5.0 million shares of common stock to a related party in connection with the execution of an amendment to an existing $0.9 million promissory note and our outstanding $39.8 million credit facilities. In connection with the execution of the amendment the maturity date of the note and credit facilities was extended through December 31, 2014.  (Note 9)

In March 2010, we issued 48.4 million shares of common stock to a related party in consideration for the forgiveness of $6 million of accrued interest related to a $0.9 million promissory note and our outstanding $39.8 million credit facilities. (Note 9)

In March 2010, we issued 3.2 million shares of common stock to the holders of $4.0 million of our 8.5% convertible notes payable in exchange for forgiveness of $0.4 million in accrued interest. In connection with the execution of the amendment the maturity date of the underlying notes was extended through December 31, 2014. (Note 9)

In June 2010, we issued 2.0 million shares of common stock to the holders of $2.2 million of our 8.5% convertible notes payable in exchange for the forgiveness of $0.2 million in accrued interest. In connection with the execution of the amendment the maturity date of the underlying notes was extended through December 31, 2014. (Notes 9)

Fiscal 2009 Transactions – During the year ended September 30, 2009, we issued 7.1 million shares of our common stock.

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

 Note 11 — Stock-Based Compensation

Stock Option Plan – On August 10, 2005, the Company adopted the 2005 Stock Option Plan (the “Plan”), as amended. Stock options under the Plan may be granted to key employees, non-employee directors and other key individuals. Options may be granted at an exercise price not less than the fair market value of the Company’s common stock at the date of grant. Most options have a five-year life but may have a life up to 10 years as designated by the compensation committee of the Board of Directors (the “Compensation Committee”). Typically, options vest 20% on grant date and 20% each year on the anniversary of the grant date but each vesting schedule is also determined by the Compensation Committee. Most initial grants to Directors vest 50% on grant date and 50% on the one-year anniversary of the initial grant date. Subsequent grants (subsequent to the initial grant) to Directors typically vest 100% at the grant date. In special circumstances, the Board may elect to modify vesting schedules upon the termination of selected employees and contractors. The Company has reserved 40.0 million shares of common stock for the Plan. At September 30, 2010 and September 30, 2009, 12.0 million and 10.6 million shares, respectively, remained available for grant pursuant to the Plan.

During the year ended September 30, 2010, our board of directors approved the grant of 7.3 million options under the terms of the Plan. There were no grants during the year ended September 30, 2009.

A summary of the activity under the Plan as of and for the years ended September 30, 2010 and 2009 are as follows (shares in thousands):
	Number of Shares	Weighted- Average Exercise Price
Options outstanding — September 30, 2008	34,170	$0.90
Options exercisable — September 30, 2008	20,032	$1.01

Granted	1,095	$0.11
Forfeited	(5,845)	$1.47
Expired	—	$—
Options outstanding — September 30, 2009	29,420	$0.76
Options exercisable — September 30, 2009	21,773	$0.85

Granted	7,250	$0.15
Forfeited	(14,725)	$0.63
Expired	(4,000)	$0.50
Options outstanding – September 30, 2010	17,945	$0.64
Options exercisable – September 30, 2010	13,647	$0.84

There have been no options exercised under the terms of the Plan since inception.

A summary of the activity and status of non-vested awards under the Plan as of and for the years ended and as of September 30, 2010 and 2009 are as follows (shares in thousands):
	Number of Shares	Weighted Average Fair Value
Non-vested — September 30, 2008	14,147	$0.75
Granted	1,095	$0.08
Vested	(5,139)	$0.51
Forfeited	(2,456)	$0.57
Expired	—	$—
Non-vested — September 30, 2009	7,647	$0.30
Granted	7,250	$0.01
Vested	(5,701)	$0.16
Forfeited	(4,898)	$0.26
Expired	—	$—
Non-vested – September 30, 2010	4,298	$0.04

As of September 30, 2010, there was $0.0 million of total deferred compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  We anticipate that this expense will be recognized over the fiscal years 2010 through 2013.  The total fair value of shares vested during the years ended September 30, 2010 and 2009 was $0.3 million and $2.6 million, respectively.

Effective October 1, 2006, we adopted the provisions of SFAS 123(R). In accordance with SFAS 123(R) the fair value of each share-based award under all plans is estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table for the years and for the period ended September 30:

	2010	2009
Expected option term — years	1-5	1-5
Weighted-average risk-free interest rate	0.6%-1.8%	1.0%-2.3%
Expected dividend yield	0	0
Weighted-average volatility	121%-128%	97%-129%

We have from time to time issued stock options to employees and non-employee consultants outside the Plan. During the year ended September 30, 2010, our Board of Directors approved the grant of 8.9 million options outside the Plan. There were no grants outside the Plan during the year ended September 30, 2009.

A summary of the activity as of and for the years ended September 30, 2010 and 2009 is presented below (shares in thousands):
	Number of Shares	Weighted- Average Exercise Price
Options outstanding – September 30, 2008	7,595	$0.50
Options exercisable – September 30, 2008	6,176	$0.50
Forfeited	(3,835)	$0.50
Options outstanding – September 30, 2009	3,760	$0.50
Options exercisable – September 30, 2009	3,760	$0.50
Granted	8,750	$0.15
Forfeited	(1,760)	$0.50
Options outstanding – September 30, 2010	10,750	$0.22
Options exercisable – September 30, 2010	6,375	$0.26

A summary of the status and activity of non-vested awards not under the Plan for the years ended September 30, 2010 and 2009 is as follows (shares in thousands):

	Number of Shares	Weighted- Average Fair Value
Non-vested — September 30, 2008	1,419	$0.38
Granted	—	$—
Vested	(1,389)	$0.38
Forfeited	(30)	$0.38
Non-vested — September 30, 2009	—	$—
Granted	8,750	$0.01
Vested	(4,375)	$0.01
Forfeited	—	$—
Non-vested – September 30, 2010	4,375	$0.01

As of September 30, 2010, there was $0.0 million in unrecognized compensation cost related to non-vested share based compensation arrangements not granted under the Plan. The total fair value of the shares vested during the year ended September 30, 2009 was $0.5 million.

Compensation Expense – for the fiscal years ended September 30, 2010 and 2009 stock-based compensation expense of $0.3 million and $2.9 million was charged to operations, respectively.

Note 12 – Common Stock Warrants

Warrants – The following stock purchase warrants were outstanding at September 30, 2010 and 2009 (warrants in thousands):
	2010	2009
Number of warrants	106,536	139,136
Exercise price	$0.12-2.10	$0.12-$2.10
Expiration date	2011-2014	2010 - 2012

Fiscal 2010 Transactions

In December 2009, 32.0 million warrants to purchase our common stock at $0.50 per share held by a related party expired. During this same period, 0.5 million warrants to purchase our common stock at $0.15 per share held by various parties expired.

In January 2010, 0.1 million warrants to purchase our common stock at $0.15 per share expired.

In March 2010, 1.3 million stock purchase warrants were re-priced in connection with the execution of a waiver and amendment agreement executed by a related party (Note 8). The warrants had originally been issued with an exercise price of $2.10 per share. The re-pricing of these warrants allows for an exercise price of $0.175 per share through December 31, 2011 and $0.12 from January 1, 2012 through December 31, 2014. The total value associated with the re-pricing of these warrants, based on valuation under the Black-Scholes method, was $0.03 million and has been charged to interest expense.

In March 2010, 28.8 million stock purchase warrants were re-priced in connection with the execution of a waiver and amendment agreement executed by the holders of $4.0 million of our 8.5% convertible notes payable (Note 9). The warrants had originally been issued with an exercise price of $0.25 per share. The re-pricing of these warrants allows for an exercise price of $0.175 through December 31, 2011 and $0.12 per share from January 1, 2012 through December 31, 2014. The total value associated with the re-pricing of these warrants, based on valuation under the Black-Scholes method, was $0.6 million and has been charged to interest expense.

In April 2010, 16.1 million stock purchase warrants were re-priced in connection with the execution of a waiver and amendment agreement executed by the holders of $2.2 million of our 8.5% convertible notes payable (Note 9). The warrants had originally been issued with exercises prices of $0.25 to $0.28 per share. The re-pricing of these warrants allows for an exercise price of $0.175 through December 31, 2011 and $0.12 per share from January 1, 2012 through December 31, 2014. The total value associated with the re-pricing of these warrants, based on valuation under the Black-Scholes method, was $0.4 million and has been charged to interest expense.

Fiscal 2009 Transactions

During the year ended September 30, 2009 we issued 0.5 million warrants to purchase our common stock at $0.15 per share to three related parties, in connection with sale of $0.2 million in convertible debentures (See Note 9). The warrants issued have a one-year term had a total value of $0.0 million as calculated under the Black-Scholes method.

During the year ended September 30, 2009, we issued a total of 2.77 million warrants to purchase our common stock at prices ranging $0.12 to $0.28 per share to the holders of our Series A 8.5% convertible debentures in connection with our default and failure to make scheduled interest payments. In addition these warrants were issued as consideration for the receipt of waivers related to our violation of certain debt covenants. These warrants originally expired in November 2012, and had a total value of $0.05 million as calculated under the Black-Scholes method.

During the year ended September 30, 2009, we issued .07 million warrants to purchase our common stock at $0.15 per share in connection with a convertible debenture issued to a shareholder of the Company.  These warrants expired in January 2010, and had a value of $.001 as calculated under the Black-Scholes method.

Note 13 — Related Party Transactions

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

Accounts Payable– As of September 30, 2010, included in accounts payable is $0.2 million due to Falcon related to our share of GST taxes associated with costs incurred in drilling the Shenandoah #1A well in the Beetaloo Basin prior to our relief of these costs in connection with our equity method investment in Falcon Australia.

Bruner Family Trust– As of September 30, 2010, we owe $2.9 million in principal and $0.3 million in accrued interest to the Bruner Family Trust related to seven outstanding notes payable. We have recorded interest expense in the amount of $0.1 million during the year ended September 30, 2010. As of September 30, 2010, we have received a waiver of default on all seven notes related to failure to make principal and interest payments, as well various debt covenant violations.

Equity Method Investment – In April 2010, we were issued 50 million shares of common stock in Falcon Australia in consideration for our contribution of our 25% interest in four exploration permits related to 7 million acres in the Beetaloo Basin, Australia.  As of September 30, 2010 our interest in the investment was 24% and we have recorded no value related to the investment as a result of the dilutive impact of losses incurred during the year ended September 30, 2010 (Note 4).

Global Finance – As of September 30, 2010 we owe $40.7 million in principal and $2.8 million in accrued interest and fees payable to Global Finance AG. These amounts relate to an outstanding credit facilities, notes payable, and advance fees due.  During the year ended September 30, 2010, we recorded interest expense exclusive of restructuring charges as discussed in Note 8 above in the amount of $2.0 million, related to the various instruments. Global was paid $0.0 million for consulting services provided to the Company during the year ended September 30, 2010.

Officer Notes – In June 2010, we borrowed a total of $0.15 million from officers and directors of the Company to fund our operations. The notes bore interest at 15% per annum. These notes were repaid with all accrued interest in September 2010. We recorded a charge of $0.0 million related to cash paid for interest to the officers.

Marketable Securities – As of September 30, 2010, we have recorded both restricted and unrestricted marketable securities totaling $1.9 million in aggregate. These securities were received from a related party, Falcon, pursuant to the sale of a 50% interest in four exploration permits in Australia during fiscal year ended September 30, 2008.

Note 14 – Income Taxes

Income tax expense (benefit) consists of the following as of September 30, 2010 and 2009 ($ in thousands):

	2010	2009
Current taxes	$—	$—
Deferred taxes	(2,808)	(47,672)
Less: valuation allowance	2,808	47,672
Net income tax provision (benefit)	$—	$—

The effective income tax rate for the years ended September 30, 2010 and 2009 differs from the U.S. Federal statutory income tax rate due to the following:
	2010	2009
Federal statutory income tax rate	-35.00%	-35.00%
State income taxes, net of federal benefit	-3.01%	-3.06%
Other	-3.56%	0.00%
Permanent differences — disallowed interest on convertible debt	0.00%	2.47%
Increase in valuation allowance	41.57%	35.59%
Net income tax provision (benefit)	—	—

The components of the deferred tax assets and liabilities as of September 30, 2010 and 2009 are as follows ($ in thousands):
	September 30,
	2010	2009
Deferred tax assets:
Federal and state net operating loss carryovers	$65,360	$66,923
Capital loss carryovers	3,220	1,577
Investments	1,716	3,554
Asset retirement obligation	292	385
International losses	5,675	—
Stock compensation	9,397	9,285
Accrued vacation	—	10
Transfer fees	3	3
Oil and gas properties and property and equipment	—	13,640
Accrued Interest	1,330	2,244
Deferred tax asset	$86,993	$97,621
Deferred tax liabilities:
Oil and gas properties and property and equipment	13,436	—
Net deferred tax asset	100,429	97,621
Less: valuation allowance	(100,429)	(97,621)
Deferred tax liability	$—	$—

The Company has approximately a $173 million net operating loss carryover and an $8.5 million capital loss carryover as of September 30, 2010.  The net operating losses may offset against taxable income through the year ended September 2030.  A portion of the net operating loss carryovers begin expiring in 2025 and may be subject to U.S. Internal Revenue Code Section 382 limitations.  The capital loss carryover may only offset against future capital gains through the year ended September 2014, of which a portion will expire in 2013.

The Company has provided a valuation allowance for the deferred tax asset at September 30, 2010, as the likelihood of the realization of the tax benefit of the net operating loss carry forward cannot be determined.  The valuation allowance increased by approximately $3.8 million and $47.7 million for the years ended September 30, 2010 and 2009, respectively.

The Company and our subsidiaries file annual US Federal income tax returns, annual Australian income tax returns and have filed annual income tax returns for the states of Colorado, Montana, and Utah. We believe we are no longer subject to income tax examinations by tax authorities for years before 2004 for Colorado and for 2005 for all other returns. Income taxing authorities have conducted no formal examinations of our past federal, Australian   or state income tax returns and supporting records.

Note 15 —Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. There were no items not otherwise disclosed which would have materially impacted the Company’s consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Martin B. Oring, the Company’s President and Chief Executive Officer (“CEO”), and Paul D. Maniscalco the Company’s Principals Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, the “Exchange Act”) as of September 30, 2010. Based on this evaluation, the Company’s CEO and PAO concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC  reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.

Internal Control Over Financial Reporting

Internal control over financial reporting (as defined in Rule 13a-15(f) adopted under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting. We have used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in conducting our evaluation of the effectiveness of the internal control over financial reporting. Based on our evaluation, we concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Act of 2010 that permits the Company to provide only management’s report in this annual report.

Limitations

Because of its inherent limitations, internal control over financial reporting and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable assurance that our financial statements will be free of material misstatement.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonable likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and titles of the Company’s directors and executive officers are listed below, along with a description of their business experience during the last five years.

Name	Age	Position
Martin B. Oring	65	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer
Paul Maniscalco	41	Principal Accounting Officer and Corporate Secretary
Carmen J. Lotito	66	Director
Matthew R. Silverman	57	Director

•
Martin B. Oring became a director in July 2007, the Chairman of the Board in April 2009, the President and Chief Executive Officer in May 2009, and acting Chief Financial Officer in May 2010.  Mr. Oring is an executive in the financial services and energy industries.  Prior to forming his current business in 2001, Wealth Preservation, LLC, he had extensive experience as a member of management in several companies, including Prudential Securities (Managing Director of Executive Services), Chase Manhattan Corporation (Manager of Capital Planning), and Mobil Corporation (Manager, Capital Markets & Investment Banking).  He has served as a director of Parallel Petroleum Corporation, located in Midland, Texas, and currently serves as a director of Searchlight Minerals Corp., located in Henderson, Nevada.  Mr. Oring received a B.S. degree in mechanical engineering from the Carnegie Institute of Technology in 1966 and an M.B.A. degree from in production management, finance and marketing from Columbia University in 1968.  Mr. Oring chairs the audit, compensation and nominating committees of our board of directors and is a qualified financial expert.

•
Paul D. Maniscalco has been the Principal Accounting Officer since August of 2008 and became the Corporate Secretary in May 2010.  Mr. Maniscalco is an executive in the accounting and financial reporting industries. Prior to joining his current business as a principal of KLM Financial Group, Inc. in November of 2006, he had extensive experience in public accounting having, held positions with BDO Seidman LLP, PricewaterhouseCoopers, LLP and Hein and Associates LLP.  Mr. Maniscalco is currently a principal with the KLM Financial Group, Inc., as well as the SJM Financial Group.  Through these two entities Mr. Maniscalco provides financial reporting, outsourced Chief Financial Officer, and controllership services to multiple public and private entities.

•
Carmen J. Lotito has been a director of the Company since May 2006 and served as the Executive Vice President – Business Development from October 2007 to March 2009.  He previously served as the Executive Vice President, Chief Financial Officer, Treasurer, and Secretary of the Company at various times from May 2006 to October 2007.  Mr. Lotito has been a Director of Gasco Energy, Inc. since April 2001, and was a director of Galaxy Energy Corporation from November 2002 to August 2006.  He served as Chief Financial Officer and Treasurer of Galaxy Energy Corporation from November 2002 to July 2005, and as Executive Vice President from August 2004 to July 2005.  Gasco Energy is subject to the reporting requirements of the Securities Exchange Act of 1934.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended September 30, 2010, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners, except for the following:  Form 5 reports due November 14, 2009 for Marc A. Bruner and MAB Resources LLC were filed on February 18, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid to our Chief Executive Officer and our two most highly compensated executive officers, other than the Chief Executive Officer.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensa- tion ($)	Total ($)
Martin B. Oring(1) Chief Executive Officer	2010 2009	$154,167 $66,442	$0 $0	$0 $100,000	$37,560(2) $0	$18,252 $17,046	$209,979 $183,488
William P. Brand, Jr. (3) Chief Financial Officer	2010 2009	$30,000 $60,000	$0 $0	$0 $0	$5,000(4) $0	$0 $0	$35,000 $60,000
Paul Maniscalco(5) Principal Accounting Officer and Corporate Secretary	2010	$90,000	$0	$0	$7,285(2)	$0	$97,285
___________________

(1)	Mr. Oring began serving as our Chief Executive Officer in May 2009.

(2)
The Company granted options to purchase under its 2005 Stock Option Plan on June 15, 2010 that were valued at $.01 per share which represents the FAS 123(R) value of the option on that date.  Under FAS 123(R), the grant date fair value of each stock option award is calculated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was used with the following assumptions: volatility rate of 124%; risk-free interest rate of 1.26% based on a U.S. Treasury rate of three years; and a 3.5-year expected option life.  The options vest 50% at grant date and 50% on the anniversary of the grant date.  The options are exercisable at $0.15 per share and expire on June 15, 2015.

(3)	Mr. Brand was our Chief Financial Officer from July 31, 2009 to May 1, 2010.

(4)
The Company granted non-Plan options on June 15, 2010 that were valued at $.01 per share which represents the FAS 123(R) value of the option on that date.  Under FAS 123(R), the grant date fair value of each stock option award is calculated on the date of grant using the Black-Scholes option valuation model.  The Black-Scholes model was used with the following assumptions: volatility rate of 124%; risk-free interest rate of 1.26% based on a U.S. Treasury rate of three years; and a 3.5-year expected option life.  The options vest 50% at grant date and 50% on the one-year anniversary of the grant date. The options are exercisable at $0.15 per share and expire on June 15, 2015.

(5)	Mr. Maniscalco has been our Principal Accounting Officer since August 15, 2008 and our Corporate Secretary since May 2010.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	OPTION AWARDS
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Martin B. Oring	750,000 100,000 200,000 6,000,000	-- -- -- 3,000,000	-- -- -- --	$0.19 $0.20 $0.22 $0.15	9/21/2012 10/17/2012 8/25/2013 6/15/2015
William P. Brand, Jr.	500,000	250,000	--	$0.15	6/15/2015
Paul Maniscalco	150,000 1,250,000	60,000 625,000	-- --	$0.22 $0.15	8/25/2013 6/15/2015
_______________
(1)
The unexercisable stock options with a strike price of $0.15 vest 50% on 6/15/2010 and 50% on the one-year anniversary of that date.  The unexercisable stock options with a strike price of $0.22 vest 20% on 8/25/2008 and 20% on each anniversary of that date.

Compensation of Directors

Each director was entitled to reimbursement for reasonable travel expenses incurred in connection with such director’s attendance at Board of Directors and Committee meetings.  Vesting schedules are determined by the Board; however, most initial grants to directors vest 50% on grant date and 50% on the one-year anniversary of the initial grant date.  The following table sets forth the compensation paid to our non employee Directors for services rendered during the year ended September 30, 2010.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Carmen J. Lotito	50,000	12,520(1)	-	62,520
Matthew R. Silverman	50,000	12,520(1)	-	62,520
Anthony K. Yeats	28,000	12,520(1)	-	40,520

(1)
The Company granted non-Plan options on June 15, 2010 that were valued at $0.01 per share which represents the FAS 123(R) value of the option on that date.  Under FAS 123(R), the grand date fair value of each stock option award is calculated on the date of grant using the Black-Scholes option valuation model.  The Black-Scholes model was used with the following assumptions:  volatility rate of 124%; risk-free interest rate of 1.26% based on a U.S. Treasury rate of three years; and a 3.5-year expectd option life.  The options vest 50% at grant date and 50% on the one-year anniversary of the grant date.  The options are exercisable at $0.15 per share and expire on June 15, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates the beneficial ownership, as of December 15, 2010, of the Company’s Common Stock by (i) each director and director nominee, (ii) each officer, (iii) each person known by the Company to own more than 5% of the outstanding shares of the Company’s Common Stock, and (iv) all directors and executive officers of the Company as a group.  Except as otherwise indicated below, all shares indicated as beneficially owned are held with sole voting and investment power.
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Christian Russenberger Meierhofrain 36 Wadenswil 8820, Switzerland	91,033,717 (3)	19.8%

Global Project Finance AG Sunnaerai 1 Sachsein 6072, Switzerland	85,972,517 (4)	18.7%

Bruner Family Trust II 8484 Westpark, Suite 900 McLean, VA 22102	43,700,000	10.0%

Marc A. Bruner 29 Blauenweg Metzerlen, Switzerland 4116	39,725,000 (5)	9.0%

MAB Resources LLC 1875 Lawrence Street, Suite 1400 Denver, CO 80202	37,725,000	8.6%

Hapi Handels und Beteiligungs GmbHEsslinggasse2A-1010 Wien, Switzerland	36,148,5806	8.0%

Nobu Ventures, Inc. Austrasse 15 Vaduz 9490, Switzerland	30,000,000	6.8%

Bruner Family Trust 8484 Westpark Drive, Suite 900 McLean, Virginia 22102	25,000,000	5.7%

Martin B. Oring	12,796,778 (7)	2.9%

Carmen J. Lotito	2,800,000 (8)	0.6%

Matthew R. Silverman	2,000,000 (9)	0.5%

Paul Maniscalco	715,000 (10)	0.2%

All officers and directors as a group (4 persons)	18,311,778 (11)	4.1%
_______________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
This table is based on 439,078,758 shares of Common Stock outstanding as of December 15, 2010.  If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from December 15, 2010, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)
Includes 5,000,000 shares held of record by Mr. Russenberger, 66,052,517 shares held of record by Global Project Finance AG, an entity controlled by Mr. Russenberger, 19,920,000 shares issuable upon exercise of warrants held by Global Project Finance AG, and 61,200 shares issuable upon exercise of warrants held by CR Innovations AG, an entity controlled by Mr. Russenberger.

(4)	Includes 66,052,517 shares held of record by Global Project Finance AG and 19,920,000 shares issuable upon exercise of warrants held by Global Project Finance AG.

(5)
Included in Mr. Bruner’s share ownership are 37,725,000 shares owned of record by MAB Resources LLC and 2,000,000 shares owned of record by BioFibre Technology International, Inc.  Mr. Bruner is a control person of both these entities.

(6)	Includes 7,952,000 shares issuable upon conversion of debentures and 7,840,000 shares issuable upon exercise of warrants.

(7)	Includes 4,050,000 shares issuable upon exercise of vested stock options, 1,666,667 shares issuable upon conversion of debentures and 1,866,667 shares issuable upon exercise of warrants.

(8)	Includes 200,000 shares held of record by Mr. Lotito’s wife and 2,600,000 shares issuable upon exercise of vested stock options.

(9)	Includes 154,000 shares held of record by Mr. Silverman’s IRA, 46,000 shares held of record by Mr. Silverman, and 1,800,000 shares issuable upon exercise of vested stock options.

(10)	Includes 715,000 shares issuable upon exercise of vested stock options.

(11)
Includes 5,613,444 shares held of record or on account, 9,165,000 shares issuable upon exercise vested stock options, 1,666,667 shares issuable upon conversion of debentures, and 1,866,667 shares issuable upon exercise of warrants.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, September 30, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	17,945,000 (a)	$0.64	22,055,000
Equity compensation plans not approved by security holders	10,750,000	$0.22	(b)
Total	28,695,000		22,055,000
__________________
(a)
Typically, options vest 20% on grant date and 20% each year on the anniversary of the grant date but each vesting schedule is also determined by the Compensation Committee.  Most initial grants to directors vest 50% on grant date and 50% on the one-year anniversary of the initial grant date.  Subsequent grants (subsequent to the initial grant) to directors typically vest 100% at the grant date.  In special circumstances, the board may elect to modify vesting schedules upon the termination of selected employees and contractor.

(b)
The equity compensation plan not approved by stockholders is comprised of non-qualified stock options granted on May 21, 2007 and June 15, 2010.  The May 21, 2007 options were granted at an exercise price of $0.50 per share and vest 60% at grant date and 20% per year at the one- and two-year anniversaries of the grant date.  The options expire on May 21, 2012.  The June 15, 2010 options were granted at an exercise price of $0.15 per share and vest 50% on grant date and 50% at the one-year anniversary of the grant date.  The options expire on June 15, 2015.

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

Marc A. Bruner

Marc A. Bruner, a significant beneficial shareholder, was the chief executive officer and a director of Falcon when we sold portions of our working interest in the Beetaloo Basin permits and Buckskin Mesa project to Falcon.  Falcon advised PetroHunter that Mr. Bruner did not participate in the vote by the Falcon Board of Directors when the Falcon board voted to approve the agreements with respect to the sale of these working interests.  We obtained a fairness opinion from an independent and qualified third party with respect to transactions contemplated by these agreements.

Bruner Family Trust

At September 30, 2010, we have seven notes outstanding from the Bruner Family Trust totaling $2.8 million.  Mr. Bruner’s adult son is one of the trustees of the Bruner Family Trust.  Mr. Bruner is not a beneficiary of the Trust.

Officers and Directors

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

In October 2008, we entered into a 10% secured loan agreement with Falcon. Under the terms of the loan agreement, Falcon agreed to advance to us $5.0 million.  This loan was secured by 14.5 million shares of Falcon common stock we had received as consideration for the sale of a 50% working interest in our four exploration permits in Australia to Falcon in October 2008.   In addition the loan was also secured by a first position security interest in our five well bores in our Buckskin Mesa project. In June 2009, we sold an additional 25% interest in our exploration permits in the Beetaloo Basin to Falcon. As a component of our consideration, the $5.0 million note was forgiven by Falcon.  The Falcon shares were released as collateral, but were held pursuant to an escrow arrangement.

During the year ended September 30, 2009, we participated with Falcon in the deepening of the Shenandoah #1A, a well we initially drilled, located in the Beetaloo Basin in Australia. Our estimated share of the costs as of September 30, 2009 was $1.4 million.

Marc A. Bruner, a significant beneficial shareholder, was the chief executive officer and a director of Falcon when we sold portions of our working interest in the Beetaloo Basin permits and Buckskin Mesa project to Falcon.  Falcon advised PetroHunter that Mr. Bruner did not participate in the vote by the Falcon Board of Directors when the Falcon board voted to approve the agreements with respect to the sale of these working interests.  We obtained a fairness opinion from an independent and qualified third party with respect to transactions contemplated by these agreements.

Global Project Finance AG

On October 10, 2007, we issued a promissory note to Global Project Finance, AG (“Global”).  The entire balance on the notes was due and payable on December 31, 2008, along with the accrued interest. We received a waiver that extended the due date on these notes through July 2009. The note is unsecured and the note balance at September 30, 2009 was $0.7 million. Accrued interest is $0.2 million on this note.

In December 2008, we issued a promissory note in the amount of $0.1 million to Global. This note bore interest at 15% per annum.  As of September 30, 2009 we have repaid this note and all accrued interest.

On January 9, 2007, we entered into a Credit and Security Agreement (the “January 2007 Credit Facility”) with Global in the amount of $15.0 million.  As of September 30, 2010 and  2009, amounts drawn against this facility were $15.0 million.

On May 21, 2007, we entered into a second Credit and Security Agreement with Global (the “May 2007 Credit Facility”) and we extended all the economic terms from the May 2007 Credit Facility retroactively to the January 2007 Credit Facility. Under the May 2007 Credit Facility, Global agreed to use its best efforts to advance up to $60 million to us over the following 18 months. As of September 30, 2010 and 2009, amounts drawn against this facility were $24.8 million.

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

As of September 30, 2010 and 2009, the cash portion of the advance fees payable incurred in connection with the two lines of credit in the amount of $0.8 million, incurred proportionately at 2% of each respective draw, has been accrued.

As of September 30, 2009, we were in default of payments in the amount of $0.8 million, which consisted of unpaid advance fees on the Global Facilities, but we obtained a comprehensive waiver from the lender on October 1, 2009.  As of September 30, 2009, we were in default in respect to the $0.9 million promissory note as well as the associated accrued interest of $0.2 million. As of September 30, 2009, we had received waivers related to our failure to pay principal and interest and various covenant violations related to the $39.8 million drawn on the two credit facilities. These waivers expired on December 31, 2009.  We had accrued $4.1 million in interest related to this debt as of September 30, 2009.

In March 2010, in exchange in exchange for 5.0 million shares of our common stock, Global executed an amendment to an existing $0.9 million note payable bearing interest at 15%. The amendment granted us a relief of $0.3 million in accrued interest related to the underlying note.  In addition all other defaults under the terms of the initial note dated October 10, 2007 were waived through December 31, 2014. The due date of the note, and all scheduled interest payments were extended through December 31, 2014. We will continue to accrue interest on the note at 8.5% per annum.  We have recorded a $0.2 million charge to interest expense related to the issuance of common stock in connection with this amendment.

In March 2010, in exchange for 48.4 million shares of our common stock, Global executed an amendment to the existing $39.8 million credit facilities bearing interest at the prime rate plus 6.75%. The amendment granted us a relief of $5.7 million in accrued interest related to the underlying credit facilities.  In addition all other defaults under the terms of the January 2007 Credit Facility and May 2007 Credit Facility were waived through December 31, 2014. The maturity date of the facilities, and all scheduled interest payments were extended through December 31, 2014. We will continue to accrue interest on the credit facilities at 8.5% per annum.  We have recorded a $6.0 million charge to additional paid in capital related to the issuance of common stock in connection with the relief of accrued interest, including $0.3 million allocable to the $0.9 million promissory note as discussed above and $5.7 million related to the credit facilities. In accordance with FASB ASC 470-50-40-2, “Debt Modifications and Extinguishments,” no gain has been recognized due to the related party nature of the transaction.

The terms of the amendment agreement allow for conversion of $6.5 million of principal amounts owed under the existing credit facilities into shares of our common stock at $0.125 per share through December 31, 2011. From January 1, 2012 through December 31, 2014, this conversion price will decrease to $0.10 per share. We have considered FASB ASC-470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion,” in connection with this conversion feature, and have not recorded any impact to our financial statements as of the date of issuance.

As of September 30, 2010, we have accrued $2.0 million in accrued interest related to the lines of credit.

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

Audit and Non-Audit Services Pre-Approval Policy

The Audit Committee is responsible for the approval of all fees and other significant compensation to be paid to the independent auditors.  The Audit Committee regularly reviews audit related and tax services provided by Eide Bailly LLP (“Eide Bailly”) and the associated fees and considers whether the provision of such services is compatible with maintaining the independence of Eide Bailly.  All of the fees described below were pre-approved by the Audit Committee.

Audit, Audit-Related, Tax and Other Fees

The following is a breakout of aggregate fees billed by Eide Bailly to the Company for the last two fiscal years for (i) the audit of its annual financial statements and review of financial statements included in Form 10-Q (“Audit Fees”), (ii) assurance and related services provided that are reasonably related to the audit (“Audit-Related Fees”), (iii) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided by Eide Bailly (“Other Fees”):

	2010	2009
Audit Fees	$124,000	$248,000
Tax Fees	7,400	29,900
Other Fees	-	2,080
Total	$131,400	$279,980

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Regulation S-K Number	Exhibit
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

10.3
Credit and Security Agreement dated as of May 21, 2007 between PetroHunter Energy Corporation and PetroHunter Operating Company and Global Project Finance AG (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 21, 2007, filed May 22, 2007)

10.4
Subordinated Unsecured Promissory Note dated July 31, 2007 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 31, 2007, filed August 1, 2007)

10.5
Subordinated Unsecured Promissory Note dated September 21, 2007 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated September 21, 2007, filed September 27, 2007)

Regulation S-K Number	Exhibit
10.6	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.7	Form of Debenture (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.8	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.9	Form of Warrant (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.10	Collateral Pledge and Security Agreement (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.11
Promissory Note dated February 12, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated February 12, 2008, filed February 19, 2008)

10.12
Promissory Note dated March 14, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 14, 2008, filed March 17, 2008)

10.13
Promissory Note dated March 18, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 18, 2008, filed March 24, 2008)

10.14
Promissory Note dated August 12, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated August 12, 2008, filed August 18, 2008)

10.15
Purchase and Sale Agreement between PetroHunter Energy Corporation and Sweetpea Petroleum Pty Ltd. and Falcon Oil & Gas Ltd. and Falcon Oil & Gas Australia Pty Ltd. Dated August 22, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s amended current report on Form 8-K dated August 25, 2008, filed November 20, 2008)

10.16
Purchase and Sale Agreement between PetroHunter Energy Corporation and PetroHunter Operating Company and Falcon Oil & Gas Ltd. and Falcon Oil & Gas USA, Inc. Dated August 22, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s amended current report on Form 8-K dated August 25, 2008, filed November 20, 2008)

10.17	Loan Agreement with Falcon Oil & Gas Ltd. dated October 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated September 30, 2008, filed October 2, 2008)

10.18
Purchase and Sale Agreement between PetroHunter Energy Corporation, PetroHunter Operating company and Sweetpea Petroleum Pty Ltd. and Falcon Oil & Gas Ltd., Falcon Oil & Gas USA, Inc. and Falcon Oil & Gas Australia Pty Ltd. dated May 26, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 26, 2009, filed May 27, 2009)

Regulation S-K Number	Exhibit
10.19	Amendment to Credit and Security Agreements and Promissory Note between PetroHunter Energy Corporation and Global Project Finance AG dated March 5, 2010

10.20	Form of Waiver and Amendment Agreement between PetroHunter Energy Corporation and holders of convertible debentures

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, filed January 15, 2008)

31.1	Rule 13a-14(a) Certification of Martin B. Oring

32.1	Certification of Martin B. Oring pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROHUNTER ENERGY CORPORATON

Date: December 23, 2010	By:	/s/ Martin B. Oring
Martin B. Oring
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Martin B. Oring	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	December 23, 2010
Martin B. Oring

/s/ Paul D. Maniscalco	Principal Accounting Officer	December 23, 2010
Paul D. Maniscalco

/s/ Carmen J. Lotito	Director	December 23, 2010
Carmen J. Lotito

/s/ Matthew R. Silverman	Director	December 23, 2010
Matthew R. Silverman

EXHIBIT INDEX

Regulation S-K Number	Exhibit
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

10.3
Credit and Security Agreement dated as of May 21, 2007 between PetroHunter Energy Corporation and PetroHunter Operating Company and Global Project Finance AG (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 21, 2007, filed May 22, 2007)

10.4
Subordinated Unsecured Promissory Note dated July 31, 2007 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 31, 2007, filed August 1, 2007)

10.5
Subordinated Unsecured Promissory Note dated September 21, 2007 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated September 21, 2007, filed September 27, 2007)

10.6	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.7	Form of Debenture (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.8	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

Regulation S-K Number	Exhibit
10.9	Form of Warrant (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.10	Collateral Pledge and Security Agreement (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K dated November 13, 2007, filed November 15, 2007)

10.11
Promissory Note dated February 12, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated February 12, 2008, filed February 19, 2008)

10.12
Promissory Note dated March 14, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 14, 2008, filed March 17, 2008)

10.13
Promissory Note dated March 18, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 18, 2008, filed March 24, 2008)

10.14
Promissory Note dated August 12, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated August 12, 2008, filed August 18, 2008)

10.15
Purchase and Sale Agreement between PetroHunter Energy Corporation and Sweetpea Petroleum Pty Ltd. and Falcon Oil & Gas Ltd. and Falcon Oil & Gas Australia Pty Ltd. Dated August 22, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s amended current report on Form 8-K dated August 25, 2008, filed November 20, 2008)

10.16
Purchase and Sale Agreement between PetroHunter Energy Corporation and PetroHunter Operating Company and Falcon Oil & Gas Ltd. and Falcon Oil & Gas USA, Inc. Dated August 22, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s amended current report on Form 8-K dated August 25, 2008, filed November 20, 2008)

10.17	Loan Agreement with Falcon Oil & Gas Ltd. dated October 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated September 30, 2008, filed October 2, 2008)

10.18
Purchase and Sale Agreement between PetroHunter Energy Corporation, PetroHunter Operating company and Sweetpea Petroleum Pty Ltd. and Falcon Oil & Gas Ltd., Falcon Oil & Gas USA, Inc. and Falcon Oil & Gas Australia Pty Ltd. dated May 26, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 26, 2009, filed May 27, 2009)

10.19	Amendment to Credit and Security Agreements and Promissory Note between PetroHunter Energy Corporation and Global Project Finance AG dated March 5, 2010

10.20	Form of Waiver and Amendment Agreement between PetroHunter Energy Corporation and holders of convertible debentures

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, filed January 15, 2008)

Regulation S-K Number	Exhibit
31.1	Rule 13a-14(a) Certification of Martin B. Oring

32.1	Certification of Martin B. Oring pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002