Form 10-Q
period 2010-12-31
PetroHunter Energy Corp
filed 2011-02-14
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of January 31, 2011, the registrant had 439,078,759 shares of common stock outstanding.

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

PETROHUNTER ENERGY CORPORATION

FORM 10-Q

FOR THE THREE-MONTH PERIOD ENDED
DECEMBER 31, 2010

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010	September 30, 2010
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$83,272	$75,624
Other receivables	—	13,204
Unrestricted marketable securities	744,440	837,000
Restricted marketable securities	725,000	1,015,241
Prepaid expenses and other assets	103,192	164,441
TOTAL CURRENT ASSETS	1,655,904	2,105,510

Property and Equipment, at cost
Furniture and equipment , net	2,972	3,280
	2,972	3,280

Other Assets
Restricted cash	130,600	130,600
Deposits and other assets	556	676
TOTAL ASSETS	$1,790,032	$2,240,066

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$2,335,222	$2,372,433
Notes payable — related party current portion	2,722,060	2,722,060
Convertible notes payable — current portion	717,873	717,873
Accrued interest payable	137,283	116,773
Accrued interest and fees payable — related parties	418,244	100,000
Other accrued liabilities	7,273,331	7,273,331
Asset retirement obligation	137,007	137,007
TOTAL CURRENT LIABILITIES	13,741,020	13,439,477

Notes payable – related party	40,759,000	40,759,000
Convertible notes payable	6,238,419	6,238,419
Accrued interest and fees payable – related parties	3,530,466	2,969,889
Accrued interest payable	443,145	310,576
Asset retirement obligation	632,471	632,471
TOTAL LIABILITIES	65,344,521	64,349,832

Commitments and Contingencies (Note 8)

Stockholders’ (Deficit)
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; 439,078,759 shares issued and outstanding at December 31, 2010 and September 30, 2010, respectively	439,079	439,079
Additional paid-in-capital	223,296,443	223,281,330
Other comprehensive income	81,561	144,160
Accumulated deficit	(287,371,572)	(285,974,335)
TOTAL STOCKHOLDERS’ (DEFICIT)	(63,554,489)	(62,109,766)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,790,032	$2,240,066

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009

Costs and Expenses
General and administrative	$328,996	$817,736
Depreciation, depletion, amortization and accretion	308	41,288
Total operating expenses	(329,304)	(859,024)
Loss From Operations	(329,304)	(859,024)

Other Income (Expense)
Interest income	20	98
Interest expense	(1,048,595)	(1,249,890)
Other income (expense)	(19,358)	193,315
Total Other Expense	(1,067,933)	(1,056,477)

Net Loss	$(1,397,237)	$(1,915,501)

Net loss per common share — basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding — basic and diluted	439,078,759	380,468,544

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009

Cash flows from operating activities
Net (loss)	$(1,397,237)	$(1,915,501)
Adjustments used to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	15,113	67,177
Depreciation, depletion, amortization and accretion	308	41,288
Gain (loss) on sale of marketable securities	19,358	(146,427)
Non cash interest expense incurred in connection with debt restructure	—	20,415
Gain on debt forgiveness	—	(13,321)
Changes in assets and liabilities: Receivables	—	17,347
Prepaid expenses and other assets	61,369	74,541
Accounts payable and accrued expenses	993,531	250,627
Due from related party	(9,978)	1,069,653
Net cash (used in) operating activities	(317,536)	(534,201)
Cash flows from investing activities
Proceeds from sale of marketable securities	325,184	440,427
Net cash provided by investing activities	325,184	440,427

Net increase (decrease) in cash and cash equivalents	7,648	(93,774)
Cash and cash equivalents, beginning of period	75,624	235,468
Cash and cash equivalents, end of period	$83,272	$141,694

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Organization and Basis of Presentation

The interim condensed consolidated financial statements of PetroHunter Energy Corporation (“we,” “us,” “our,” or the “Company”) are unaudited and contain all adjustments necessary for a fair statement of the results for the interim period presented. Results for interim period are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to,  interest rates, the timing of acquisitions,  market competition, and our ability to obtain additional capital to sustain operations. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2010.

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting – The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The report of our independent registered public accounting firm on our financial statements for the year ended September 30, 2010 includes an explanatory paragraph relating to substantial doubt or uncertainty of our ability to continue as a going concern.  As shown in the accompanying statements of operations, we have an accumulated deficit of $287,371,572 and our current assets exceeded our current liabilities by $12,085,116 as of December 31, 2010.

Cash and Cash Equivalents – We consider investments in highly liquid financial instruments with an original stated maturity of three months or less to be cash equivalents.

Comprehensive Income (Loss) – Financial Accounting Standards Board (“FASB”) ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statement that is displayed with the same prominence as other financial statements.  The Company’s comprehensive income (loss) consists of both net losses on foreign currency translation adjustments and unrecognized gains in connection with mark to market adjustments on its marketable securities.

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

Fair Value – We apply the provisions of FASB ASC 820, “Fair Value Measurements.” The carrying amounts reported in the consolidated balance sheets for cash, marketable securities, prepaid assets, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Fair values of assets and liabilities measured on a recurring basis as of December 31, 2010 and September 30, 2010 included marketable securities, recorded at fair values of $1,469,440 and $1,852,241 respectively, which had quoted prices in active markets for identical assets (level 1) of $1,469,440 and $1,852,241, respectively.

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

Asset Retirement Obligation – Asset retirement obligations associated with tangible long-lived assets are accounted for in accordance with FASB ASC 410, “Accounting for Asset Retirement Obligations.” The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a risk adjusted rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. Accretion expense is recorded as a component of depreciation, depletion, amortization and accretion expense.

Recently Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC and we have not identified any that would have a material impact on the Company’s financial position, or statements.

Note 3 — Restricted Cash and Marketable Securities

As of December 31, 2010, long term restricted cash consists of $130,600 in certificates of deposit and letters of credit for exploration permits, state and local bonds.

As of December 31, 2010, we have recorded $1,469,440 in marketable securities on our Condensed Consolidated Balance Sheet, representing the 9,184,000 shares of Falcon Oil & Gas Ltd. (“Falcon”) common stock that we held on this date. As of December 31, 2010, 5,000,000 shares were restricted through various agreements wherein they had been pledged as collateral.  As described in Note 2, we have accounted for these securities in accordance with FASB ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.”

During the three months ended December 31, 2010 and 2009, we recognized (losses) of $(19,358) and gains of $146,427, respectively, related to sales of these marketable securities. These amounts have been included in other income (expense) on our unaudited condensed consolidated statement of operations.

Note 4 — Equity Investment

As of December 31, 2010 and September 30, 2010, we held approximately 50,000,000 shares in Falcon Oil & Gas Australia Limited (“Falcon Australia”) a related party. We have accounted for this investment under the equity method. As of December 31, 2010 and September 30, 2010, our basis in this investment had been reduced to $nil as the result of historical losses of $164,506 recorded during the fiscal year ended September 30, 2010.

Note 5 — Share-Based Compensation

Compensation Expense - Stock-based employee and non-employee compensation expense of $15,113 was charged to operations during the three months ended December 31, 2010. Stock-based compensation expense of $67,177 was charged to operations during the three months ended December 31, 2009. Stock-based compensation has been included in general and administrative expense in the consolidated statements of operations.

Note 6 — Common Stock Warrants

The following stock purchase warrants were outstanding at December 31, 2010 and September 30, 2010 (warrants in thousands):

	December 31, 2010	September 30, 2010
Number of warrants	106,536	106,536
Exercise price	$0.12 - $2.10	$0.12 - $2.10
Expiration date	2011 - 2014	2011 - 2014

Note 7 — Related Party Transactions

Accounts Payable - As of December 31, 2010, included in accounts payable is $1,626,993 due to Falcon related to our share of expenses and GST taxes incurred in drilling the Shenandoah #1A well in the Beetaloo Basin, in Australia.

Marketable Securities - As of December 31, 2010, we have recorded both restricted and unrestricted marketable securities totaling $1,469,440 in aggregate on our consolidated condensed balance sheet. These securities were received from a related party, Falcon.

Bruner Family Trust – As of December 31, 2010, we owed $2,828,060 in principal and $350,622 in accrued interest to the Bruner Family Trust related to seven outstanding notes payable. We have recognized interest expense in the amount of $24,606 during the three months ended December 31, 2010 related to these notes. Subsequent to December 31, 2010, we were in default on all seven notes related to failure to make principal and interest payments, as well various debt covenant violations.

Global Project Finance – As of December 31, 2010, we owed $40,650,000 in principal and $3,632,466 in accrued interest and fees payable to Global Project Finance AG. These amounts relate to an outstanding line of credit, notes payable, and advance fees due.  During the three months ended December 31, 2010, we recorded interest expense in the amount of $870,911 related to the various instruments.

Note 8 — Commitments and Contingencies

There are no material changes to our commitments and contingencies from those disclosed in the audited annual consolidated financial statements for the year ended September 30, 2010.

Note 9 — Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. There were no items which would have materially impacted the Company’s condensed consolidated financial statements except those below:

As of January 1, 2011 waivers of default received from a related party related to seven notes payable expired. As a result we were in default on five of the seven notes related to principal repayment and all seven notes related to failure to make interest payments.

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

Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, capital expenditures and other uncertainties, as well as those factors discussed below, all of which are difficult to predict and which expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not have any intention or obligation to update forward-looking statements included in this report after the date of this report, except as required by law.

Executive Summary

We are an oil and gas exploration company, and we currently own oil and gas leasehold interests either directly or through an equity investment in Australia (Beetaloo Basin) and in Western Colorado (Piceance Basin).  We are incorporated in the State of Maryland.

Results of Operations

The financial information with respect to the three months ended December 31, 2010 and 2009 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Company Overview for the three months ended December 31, 2010

Our net loss for the three months ended December 31, 2010 was $1,397,237. We had no revenues and continue to incur general and administrative and interest expense.

Comparison of the results of operations for the three months ended December 31, 2010 and December 31, 2009

Costs and Expenses

General and Administrative. During the three months ended December 31, 2010, general and administrative expenses decreased by $488,740 to $328,996 as compared to $817,736 in the corresponding 2009 period. The decrease in general and administrative expenses in 2010 results from decreases in salaries, legal expenses, rent expense, share based compensation, travel and other miscellaneous expenses.

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion expense (“DD&A”) was $308 in 2010 as compared to $41,288 in the corresponding 2009 period. Decreases in DDA result from the fact that our property plant and equipment balances have decreased significantly, and our asset retirement obligations have been fully accreted.

 Interest Expense. During the quarter ended December 31, 2010, interest expense decreased $201,295 to $1,048,595, as compared to $1,249,890 for the corresponding 2009 period.  The decrease in interest expense relates to the fact that indices underlying interest rates attached to several of our debt instruments decreased during fiscal 2010 and continue to remain at historical lows. In addition, we restructured our debt portfolio in March and April 2010, and as a result of this restructure the interest rates on the largest components of our debt portfolio were reduced.

Net Loss. During the quarter ended December 31, 2010, we incurred a net loss of $1,397,237 as compared to a net loss of $1,915,501 during the quarter ended December 31, 2009, as described above.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2010 includes an explanatory paragraph relating to the significant doubts about our ability to continue as a going concern. We have an accumulated deficit of $287,371,572 and our current assets exceeded our current liabilities by $12,085,116 as of December 31, 2010. We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned development operations. We are in default on certain other obligations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operation

For the remainder of fiscal 2011, we will focus on attempting to preserve remaining capital assets, while awaiting the outcome of the well in progress being drilled by our investee Falcon Australia in the Beetaloo Basin project in Australia. As of December 31, 2010, our remaining acreage in the Piceance Basin in Western Colorado was greatly reduced as a letter of intent we had executed with the intent of forming an LLC to explore opportunities on the prospect expired and the underlying leases related to the acreage reverted to the counterparties in the agreement.

Liquidity and Capital Resources

During our most recent quarter ended December 31, 2010, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending September 30, 2011.

Working Capital. As of December 31, 2010, we had a working capital deficit of $12,085,087 and unrestricted cash of $83,272, while at September 30, 2010 we had a working capital deficit of $11,333,938 and cash of $75,624. The decreases in working capital are primarily attributable to the fact that we have no revenues from operations and continue to incur expenses. We do not expect our working capital deficit to decrease or cash balance to increase in the near future.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the three months ended December 31, 2010 and 2009 were as follows:
	Three Months Ended December 31,
	2010	2009

Net cash (used in) operating activities	$(317,536)	$(534,201)
Net cash provided by investing activities	$325,184	$440,427

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by Investing Activities. Net cash provided by investing activities for the three months ended December 31, 2010 and 2009 was related to net proceeds received in connection with the sale of marketable securities.

Net Cash Provided by Financing Activities.  We received no cash from financing activities for the three months ended December 31, 2010 and 2009.

Financing

During the quarter ended December 31, 2010, we did not enter into any financing arrangements.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP. We refer you to the corresponding section in Part II Item 7 and the notes to the consolidated financial statements of our Annual Report on Form 10K for the year ended September 30, 2010 for the description of critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC   and we have not identified any that would have a material impact on the Company’s financial position, or statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We hold equity investments in and conduct business in Australia and are subject to exchange rate risk on cash flows related to sales, expenses, financing and investment transactions. We do not currently utilize hedging contracts to protect against exchange rate risk. If our or our investee’s oil and gas operations grow, we may utilize currency exchange contracts, commodity forwards, swaps or futures contracts to manage our exposure to foreign currency exchange rate risks.

Interest Rate Risk

Interest rates on future debt offerings could be higher than current levels, causing our financing costs to increase accordingly. This could limit our ability to raise funds in debt capital markets.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Martin B. Oring, the Company’s President and Chief Executive Officer (“CEO”), and Paul D. Maniscalco the Company’s Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, the “Exchange Act”) as of December 31, 2010. Based on this evaluation, the Company’s CEO and PAO concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of December 31, 2010, the Company is not a party to any legal or administrative actions or proceedings.

ITEM 1A.   RISK FACTORS

Not required for smaller reporting companies.

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

PETROHUNTER ENERGY CORPORATION

By:   /s/ Martin B. Oring
Martin B. Oring
Chief Executive Officer

Date: February 14, 2011

By:  /s/ Paul D. Maniscalco
Paul D. Maniscalco.
Principal Accounting Officer

Date: February 14, 2011

EXHIBIT INDEX

Regulation S-K Number	Exhibit

31.1	Rule 13a-14(a) Certification of Martin B. Oring

32.1	Certification of Martin B. Oring Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002