Form 10-Q
period 2011-03-31
PetroHunter Energy Corp
filed 2011-05-12
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 12, 2011 the registrant had 439,078,759 shares of common stock outstanding.

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

PETROHUNTER ENERGY CORPORATION

FORM 10-Q

FOR THE SIX-MONTH PERIOD ENDED
MARCH 31, 2011

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	September 30, 2010
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$57,748	$75,624
Other receivables	44,064	13,204
Unrestricted marketable securities	410,000	837,000
Restricted marketable securities	800,000	1,015,241
Prepaid expenses and other assets	41,942	164,441
TOTAL CURRENT ASSETS	1,353,754	2,105,510

Property and Equipment, at cost
Furniture and equipment , net	2,664	3,280
	2,664	3,280

Other Assets
Restricted cash	130,600	130,600
Deposits and other assets	556	676
TOTAL ASSETS	$1,487,574	$2,240,066

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,681,594	$2,372,433
Notes payable — related party current portion	2,746,342	2,722,060
Convertible notes payable — current portion	717,873	717,873
Accrued interest payable	158,715	116,773
Accrued interest and fees payable — related parties	100,000	100,000
Other accrued liabilities	7,273,331	7,273,331
Asset retirement obligation	137,007	137,007
TOTAL CURRENT LIABILITIES	13,814,862	13,439,448

Notes payable – related party	40,759,000	40,759,000
Convertible notes payable	6,238,419	6,238,419
Accrued interest and fees payable – related parties	4,315,025	2,969,889
Accrued interest payable	575,713	310,576
Asset retirement obligation	632,471	632,471
TOTAL LIABILITIES	66,335,490	64,349,832

Commitments and Contingencies (Note 8)
Stockholders’ Deficit
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; 439,078,759 shares issued and outstanding at March 31, 2011 and September 30, 2010, respectively	439,079	439,079
Additional paid-in-capital	223,311,556	223,281,330
Other comprehensive income	57,239	144,160
Accumulated deficit	(288,655,790)	(285,974,335)
TOTAL STOCKHOLDERS’ DEFICIT	(64,847,916)	(62,109,766)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,487,574	$2,240,066

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Costs and Expenses
General and administrative	$294,907	$504,886
Depreciation, depletion, amortization and accretion	308	28,901
Total operating expenses	295,215	533,787
(Loss) From Operations	(295,215)	(533,787)

Other Income (Expense)
Gains recognized in connection with sale of marketable securities	23,445	17,438
Gains recognized in connection with debt restructure and debt forgiveness	—	307,208
Interest income	—	34
Interest expense	(1,012,448)	(1,998,720)
Other income (expense)	—	87,036
Total Other Expense	(989,003)	(1,587,004)

Net Loss	$(1,284,218)	$(2,120,791)

Net loss per common share — basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding — basic and diluted	439,078,759	396,826,963

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010

Costs and Expenses
General and administrative	$623,903	$1,321,435
Depreciation, depletion, amortization and accretion	616	70,190
Total operating expenses	624,519	1,391,625
(Loss) From Operations	(624,519)	(1,391,625)

Other Income (Expense)
Gains on recognized in connection with sale of marketable securities	4,087	163,865
Gains recognized in connection with debt restructure and debt forgiveness	—	320,529
Interest income	20	132
Interest expense	(2,061,043)	(3,249,611)
Other income (expense)	—	120,603
Total Other Expense	(2,056,936)	(2,644,482)

Net Loss	$(2,681,455)	$(4,036,107)

Net loss per common share — basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding — basic and diluted	439,078,759	388,504,568

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010

Cash flows from operating activities
Net (loss)	$(2,681,455)	$(4,036,107)
Adjustments used to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	30,226	99,710
Depreciation, depletion, amortization and accretion	616	70,190
Gain (loss) on sale of marketable securities	6,623	(163,865)
Non cash interest expense incurred in connection with debt restructure and debt forgiveness	—	779,182
Gain on debt forgiveness	—	(320,529)
Changes in assets and liabilities:
Receivables	44,064	17,347
Prepaid expenses and other assets	122,618	173,905
Accounts payable and accrued expenses	1,940,437	2,595,603
Due from related party	(9,978)	-
Net cash (used in) operating activities	(546,849)	(784,564)
Cash flows from investing activities
Proceeds from sale of marketable securities	528,973	600,515
Net cash provided by investing activities	528,973	600,515

Net increase (decrease) in cash and cash equivalents	(17,876)	(184,049)
Cash and cash equivalents, beginning of period	75,624	236,044
Cash and cash equivalents, end of period	$57,748	$51,995

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting – The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and extinguishment of liabilities in the normal course of business. The report of our independent registered public accounting firm on our financial statements for the year ended September 30, 2010 includes an explanatory paragraph relating to substantial doubt or uncertainty of our ability to continue as a going concern.  As shown in the accompanying financial statements, we have an accumulated deficit of $288,655,790 and our current assets exceeded our current liabilities by $12,461,108 as of March 31, 2011.

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

Fair Value – We apply the provisions of FASB ASC 820, “Fair Value Measurements.” The carrying amounts reported in the consolidated balance sheets for cash, marketable securities, prepaid assets, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Fair values of assets and liabilities measured on a recurring basis as of March 31, 2011 and September 30, 2010 included marketable securities, recorded at fair values of $1,210,000 and $1,852,241 respectively, which had quoted prices in active markets for identical assets (level 1) of $1,210,000 and $1,852,241, respectively.

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

Use of Estimates – The preparation of our consolidated financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.  Our significant estimates include the estimated life of long-lived assets, asset retirement obligation liabilities and the market value of securities.

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

Note 3 — Restricted Cash and Marketable Securities

As of March 31, 2011, long term restricted cash consists of $130,600 in certificates of deposit and letters of credit for exploration permits, state and local bonds.

As of March 31, 2011, we have recorded $1,210,000 in marketable securities on our Condensed Consolidated Balance Sheet, representing the 7,562,500 shares of Falcon Oil & Gas Ltd. (“Falcon”) common stock that we held on this date. 5,000,000 shares were restricted through various agreements wherein they had been pledged as collateral.  As described in Note 2, we have accounted for these securities in accordance with FASB ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.”

Note 4 — Equity Investment

As of March 31, 2011 and September 30, 2010, we held approximately 50,000,000 shares in Falcon Oil & Gas Australia Limited (“Falcon Australia”), a related party. We have accounted for this investment under the equity method. As of March 31, 2011 and September 30, 2010, our basis in this investment had been reduced to $nil as the result of historical losses of $164,506 recorded during the fiscal year ended September 30, 2010.

Note 5 — Share-Based Compensation

Common Stock Options - There were no material changes to common stock options from those disclosed in the audited annual consolidated financial statements for the year ended September 30, 2010.

Compensation Expense - Stock-based employee and non-employee compensation expense of $15,113 and $30,226  was charged to operations during the three and six months ended March 31, 2011. Stock-based compensation expense of $32,533 and $99,710 was charged to operations during the three and six months ended March 31, 2010. Stock-based compensation has been included in general and administrative expense in the consolidated statements of operations.

Note 6 — Common Stock Warrants

There were no material changes to common stock warrants from those disclosed in the audited annual consolidated financial statements for the year ended September 30, 2010.

The following stock purchase warrants were outstanding at March 31, 2011 and September 30, 2010 (warrants in thousands):

	March 31, 2011	September 30, 2010
Number of warrants	106,536	106,536
Exercise price	$0.12 - $2.10	$0.12 - $2.10
Expiration date	2011 - 2014	2011 - 2014

Subsequent to March 31, 2011, 35,442,500 warrants to purchase our common shares expired. (Note 9)

Note 7 — Related Party Transactions

Accounts Payable - As of March 31, 2011, included in accounts payable is approximately $176,000 due to Falcon related to our share of expenses and GST taxes incurred in drilling the Shenandoah #1A well in the Beetaloo Basin, in Australia.

Marketable Securities - As of March 31, 2011, we have recorded both restricted and unrestricted marketable securities totaling $1,210,000 in aggregate on our consolidated condensed balance sheet. These securities were received from a related party, Falcon.

Bruner Family Trust – As of March 31, 2011, we owed $2,828,060 in principal and $374,826 in accrued interest to the Bruner Family Trust related to seven outstanding notes payable. We have recognized interest expense in the amounts of $24,606 and $49,212 during the three and six months ended March 31, 2011 related to these notes. We are in default on all seven notes related to failure to make principal and interest payments, as well various debt covenant violations.

Global Finance – As of March 31, 2011, we owed $40,650,000 in principal and $4,417,025 in accrued interest and fees payable to Global Finance AG. These amounts relate to an outstanding line of credit, notes payable, and advance fees due.  During the three and six months ended March 31, 2011, we recorded interest expense in the amounts of $815,979 and $1,722,813 related to these various instruments.

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

Subsequent to March 31, 2011, 35,442,500 warrants to purchase our common shares expired.

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

Results of Operations

The financial information with respect to the three and six months ended March 31, 2011 and 2010 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Company Overview for the three and six months ended March 31, 2011

Our net losses for the three and six months ended March 31, 2011 were $1,284,218 and $2,681,455 respectively. We had no revenues and continue to incur general and administrative and interest expense. During the three and six months ended March 31, 2010 we incurred net losses of $2,021,791 and $4,036,107, respectively.

Comparison of the results of operations for the three and six months ended March 31, 2011 and March 31, 2010

Costs and Expenses

General and Administrative. During the three and six months ended March 31, 2011, general and administrative expenses amounted to $294,907 and $623,903, respectively, as compared to $504,886 and $1,321,435 respectively, in the corresponding 2010 periods. The decrease in general and administrative expenses in 2011 results from decreases in salaries, legal expenses, rent expense, share based compensation, travel and other miscellaneous expenses.

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion expense (“DD&A”) was $308 and $616, respectively, for the three and six months ended 2011 as compared to $28,901 and $70,190 in the corresponding 2010 periods. Decreases in DD&A result from the fact that our property plant and equipment balances have decreased significantly due to the downsizing of our corporate offices, and based on the fact that our asset retirement obligations have been fully accreted.

 Interest Expense. During the three and six months ended March 31, 2011 interest expense was $1,012,448 and $2,061,043, respectively, as compared to $1,998,720 and $3,249,611, respectively, in the corresponding 2010 periods.  The decrease in interest expense relates to the fact that indices underlying interest rates attached to several of our debt instruments decreased during fiscal 2011 and continue to remain at historical lows. In addition, we restructured our debt portfolio in March and April 2010, and as a result of this restructure the interest rates on the largest components of our debt portfolio were reduced.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2010 includes an explanatory paragraph relating to the significant doubts about our ability to continue as a going concern. We have an accumulated deficit of $288,655,790 and our current assets exceeded our current liabilities by $12,461,108 as of March 31, 2011. We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned development operations. We are in default on certain other obligations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operation

For the remainder of fiscal 2011, we will focus on attempting to preserve remaining capital assets, while awaiting the outcome of the well in progress being drilled and other exploratory activities in the Beetaloo Basin project in Australia. These activities are being undertaken by our investee Falcon Australia. As of March 31, 2011, our remaining acreage in the Piceance Basin in Western Colorado was greatly reduced as a letter of intent we had executed with the intent of forming an LLC to explore opportunities on the prospect expired and the underlying leases related to the acreage reverted to the counterparties in the agreement.

Liquidity and Capital Resources

During our most recent quarter ended March 31, 2011, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending September 30, 2011.

Working Capital. As of March 31, 2011, we had a working capital deficit of $12,461,108 and unrestricted cash of $57,748, while at September 30, 2010 we had a working capital deficit of $11,333,938 and cash of $75,624. The decreases in working capital are primarily attributable to the fact that we have no revenues from operations and continue to incur expenses. We do not expect our working capital deficit to decrease or cash balance to increase in the near future.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the six months ended March 31, 2011 and 2010 were as follows:

	Six Months Ended March 31,
	2011	2010

Net cash (used in) operating activities	$(546,849)	$(784,564)
Net cash provided by investing activities	$528,973	$600,515

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by Investing Activities. Net cash provided by investing activities for the six months ended March 31, 2011 and 2010 was related to net proceeds received in connection with the sale of marketable securities.

Net Cash Provided by Financing Activities.  We received no cash from financing activities for the six months ended March 31, 2011 and 2010.

Financing

During the quarter ended March 31, 2011, we did not enter into any financing arrangements.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP. We refer you to the corresponding section in Part II Item 7 and the notes to the consolidated financial statements of our Annual Report on Form 10K for the year ended September 30, 2010 for the description of critical accounting policies and estimates,

Recently Issued Accounting Pronouncements

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Martin B. Oring, the Company’s President and Chief Executive Officer (“CEO”), and Paul D. Maniscalco the Company’s Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, the “Exchange Act”) as of March 31, 2011. Based on this evaluation, the Company’s CEO and PAO concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2011, the Company is not a party to any legal or administrative actions or proceedings.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company’s independent auditor, Eide Bailly, LLP (“Eide Bailly”) has recently advised the Audit Committee of PetroHunter’s Board of Directors, that it identified an independence rule violation related to providing prohibited services.  Eide Bailly was appointed independent auditor for the Company in February 2008. In October 2010, Eide Bailly assisted our Principal Accounting Officer in preparing and filing individual tax returns. The provision of these tax services was prohibited under PCAOB Rule 3523.  In connection with the performance of these tax return preparation services, the employee of PetroHunter paid approximately $1,200 directly to Eide Bailly.  Petrohunter’s Board/Audit Committee has considered the impact that providing these services may have had on Eide Bailly’s independence with respect to its audit of PetroHunter’s financial statements for the fiscal year ended September 30, 2010 and concluded that while an independence rule violation occurred, at no time was there an impairment of its objectivity and integrity with respect to the audit of Petrohunter’s financial statements for the fiscal year ended September 30, 2010.

ITEM 6. EXHIBITS

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROHUNTER ENERGY CORPORATION

By:   /s/ Martin B. Oring
Martin B. Oring
Chief Executive Officer

Date: May 12, 2011

By:  /s/ Paul D. Maniscalco
Paul D. Maniscalco.
Principal Accounting Officer

Date: May 12, 2011

EXHIBIT INDEX

Regulation S-K Number	Exhibit

31.1	Rule 13a-14(a) Certification of Martin B. Oring

32.1	Certification of Martin B. Oring Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002