Form 10-Q
period 2011-06-30
PetroHunter Energy Corp
filed 2011-08-03
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____  to _____

Commission file number: 000-51152

PETROHUNTER ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	98-0431245
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

910 16th Street	80202
Suite 208, Denver, Colorado	(Zip Code)
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

As of August 3, 2011 the registrant had 439,078,759 shares of common stock outstanding.

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

PETROHUNTER ENERGY CORPORATION

FORM 10-Q

FOR THE NINE-MONTH PERIOD ENDED
June 30, 2011

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	September 30, 2010
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$108,808	$75,624
Other receivables	-	13,204
Unrestricted marketable securities	76,060	837,000
Restricted marketable securities	800,000	1,015,241
Prepaid expenses and other assets	46,723	164,441
TOTAL CURRENT ASSETS	1,031,591	2,105,510

Property and Equipment, at cost
Furniture and equipment , net	2,356	3,280
	2,356	3,280

Other Assets
Restricted cash	130,600	130,600
Deposits and other assets	556	676
TOTAL ASSETS	$1,165,103	$2,240,066

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$2,771,132	$2,372,433
Notes payable — related party current portion	2,722,060	2,722,060
Convertible notes payable — current portion	717,873	717,873
Accrued interest payable	181,113	116,773
Accrued interest and fees payable — related parties	100,000	100,000
Other accrued liabilities	7,273,331	7,273,331
Asset retirement obligation	126,681	137,007
TOTAL CURRENT LIABILITIES	13,892,190	13,439,448

Notes payable – related party	40,759,000	40,759,000
Convertible notes payable	6,238,419	6,238,419
Accrued interest and fees payable – related parties	5,163,144	2,969,889
Accrued interest payable	702,281	310,576
Asset retirement obligation	634,471	632,471
TOTAL LIABILITIES	67,389,505	64,349,832

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; 439,078,759 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively	439,079	439,079
Additional paid-in-capital	223,326,556	223,281,330
Other comprehensive income	36,103	144,160
Accumulated deficit	(290,026,140)	(285,974,335)
TOTAL STOCKHOLDERS’ DEFICIT	(66,224,402)	(62,109,766)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,165,103	$2,240,066

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010

Costs and Expenses
General and administrative	$330,383	$631,048
Depreciation, depletion, amortization and accretion	308	18,135
Total operating expenses	330,691	649,183
(Loss) From Operations	(330,691)	(649,183)

Other Income (Expense)
Gains recognized in connection with sale of marketable securities	478	101,057
Gains recognized in connection with debt restructure and debt forgiveness	-	186,310
Interest income	-	2,253
Interest expense	(1,040,138)	(1,607,589)
Loss from equity method investment	-	(150,153)
Other income (expense)	-	2,058
Total Other Expense	(1,039,660)	(1,466,064)

Net (Loss)	$(1,370,351)	$(2,115,247)

Net (loss) per common share — basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding — basic and diluted	439,078,759	438,648,601

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010

Costs and Expenses
General and administrative	$955,865	$1,955,390
Depreciation, depletion, amortization and accretion	924	88,325
Total operating expenses	956,789	2,043,715
(Loss) From Operations	(956,789)	(2,043,715)

Other Income (Expense)
Gains on recognized in connection with sale of marketable securities	6,144	264,923
Gains recognized in connection with debt restructure and debt forgiveness	-	506,839
Interest income	20	2,385
Interest expense	(3,101,181)	(4,855,201)
Loss from equity method investment	-	(150,153)
Other income (expense)	-	123,421
Total Other Expense	(3,095,017)	(4,107,786)

Net (Loss)	$(4,051,806)	$(6,151,501)

Net (loss) per common share — basic and diluted	$(0.01)	$(0.02)
Weighted average number of common shares outstanding — basic and diluted	439,078,759	405,210,888

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010

Cash flows from operating activities
Net (loss)	$(4,051,806)	$(6,151,501)
Adjustments used to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	45,226	264,162
Depreciation, depletion, amortization and accretion	924	88,325
Gain (loss) on sale of marketable securities	6,144	(264,923)
Loss on equity method investment	-	150,153
Loss on abandonment	4,285	-
Non cash interest expense incurred in connection with debt restructure and debt forgiveness	-	1,213,642
Gain on debt forgiveness	-	(506,839)
Changes in assets and liabilities: Receivables	-	16,050
Prepaid expenses and other assets	4,900	(12,000)
Accounts payable and accrued expenses	3,159,113	3,725,060
Due from related party	(9,978)	-
Net cash (used in) operating activities	(841,192)	(1,477,871)
Cash flows from investing activities
Proceeds from sale of marketable securities	874,376	1,156,787
Restricted cash	-	(30,000)
Net cash provided by investing activities	874,376	1,126,787

Cash flows from financing activities
Proceeds from related party borrowings	-	150,000
Net cash provided by financing activities	-	150,000

Net increase (decrease) in cash and cash equivalents	33,184	(201,084)
Cash and cash equivalents, beginning of period	75,624	235,468
Cash and cash equivalents, end of period	$108,808	$34,384

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting – The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and extinguishment of liabilities in the normal course of business. The report of our independent registered public accounting firm on our financial statements for the year ended September 30, 2010 includes an explanatory paragraph relating to substantial doubt or uncertainty of our ability to continue as a going concern.  As shown in the accompanying financial statements, we have an accumulated deficit of $290,026,140 and our current assets exceeded our current liabilities by $12,860,599 as of June 30, 2011.

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

Fair Value – We apply the provisions of FASB ASC 820, “Fair Value Measurements.” The carrying amounts reported in the consolidated balance sheets for cash, marketable securities, prepaid assets, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Fair values of assets and liabilities measured on a recurring basis as of June 30, 2011 and September 30, 2010 included marketable securities, recorded at fair values of $876,060 and $1,852,241 respectively, which had quoted prices in active markets for identical assets (level 1) of $876,060 and $1,852,241, respectively.

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

Note 3 — Restricted Cash and Marketable Securities

As of June 30, 2011, long term restricted cash consists of $130,600 in certificates of deposit and letters of credit for exploration permits, state and local bonds.

As of June 30, 2011, we have recorded $876,060 in marketable securities on our Condensed Consolidated Balance Sheet, representing the 5,421,000 shares of Falcon Oil & Gas Ltd. (“Falcon”) common stock that we held on this date. 5,000,000 shares were restricted through various agreements wherein they had been pledged as collateral.  As described in Note 2, we have accounted for these securities in accordance with FASB ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.”

Note 4 — Equity Investment

As of June 30, 2011 and September 30, 2010, we held approximately 50,000,000 shares in Falcon Oil & Gas Australia Limited (“Falcon Australia”), a related party. We have accounted for this investment under the equity method. As of June 30, 2011 and September 30, 2010, our basis in this investment had been reduced to $nil as the result of historical losses of $164,506 recorded during the fiscal year ended September 30, 2010.

Note 5 — Share-Based Compensation

Common Stock Options – As of June 30, 2011 there were no material changes to common stock options from those disclosed in the audited annual consolidated financial statements for the year ended September 30, 2010.

Subsequent to June 30, 2011 we issued 17,000,000 options to purchase our common shares at $0.15 per share to directors and employees of the Company.

Compensation Expense - Stock-based employee and non-employee compensation expense of $15,000 and $45,226  was charged to operations during the three and nine months ended June 30, 2011. Stock-based compensation expense of $164,452 and $264,162 was charged to operations during the three and nine months ended June 30, 2010. Stock-based compensation has been included in general and administrative expense in the condensed consolidated statements of operations.

Note 6 — Common Stock Warrants

The following stock purchase warrants were outstanding at June 30, 2011 and September 30, 2010 (warrants in thousands):

	June 30, 2011	September 30, 2010
Number of warrants	72,094	106,536
Exercise price	$0.12 - $2.10	$0.12 - $2.10
Expiration date	2011 - 2014	2011 - 2014

In April and May 2011, 35,442,500 warrants to purchase our common shares expired.

Note 7 — Related Party Transactions

Accounts Payable - As of June 30, 2011, included in accounts payable is approximately $173,000 due to Falcon related to our share of expenses and GST taxes incurred in drilling the Shenandoah #1A well in the Beetaloo Basin, in Australia.

Marketable Securities - As of June 30, 2011, we have recorded both restricted and unrestricted marketable securities totaling $876,060 in aggregate on our consolidated condensed balance sheet. These securities were received from a related party, Falcon.

Bruner Family Trust – As of June 30, 2011, we owed $2,876,895 in principal and $399,458 in accrued interest to the Bruner Family Trust related to seven outstanding notes payable. We have recognized interest expense in the amounts of $24,553 and $73,441 during the three and nine months ended June 30, 2011 related to these notes. We are in default on all seven notes related to failure to make principal and interest payments, as well various debt covenant violations.

Global Finance – As of June 30, 2011, we owed $40,650,000 in principal and $5,263,144 in accrued interest and fees payable to Global Finance AG. These amounts relate to an outstanding line of credit, notes payable, and advance fees due.  During the three and nine months ended June 30, 2011, we recorded interest expense in the amounts of $843,433 and $2,530,299 related to these various instruments.

Note 8 — Commitments and Contingencies

There are no material changes to our commitments and contingencies from those disclosed in the audited annual consolidated financial statements as of and for the year ended September 30, 2010.

Note 9 — Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. There were no items which would have materially impacted the Company’s condensed consolidated financial statements except  those below:

Subsequent to June 30, 2011 we received waivers of default from a related party related to seven notes payable covering all periods through June 30, 2011.

In July 2011 our wholly owned subsidiary SweetPea Petroleum Pty Ltd received $150,000 in cash deposits. Amounts were received in connection with three exploration permits SweetPea has applied for in the Beetaloo Basin in Australia. The deposits allow for potential participation in the permit areas, should we perfect our interest in these permits. We await the outcome of the application for these permits.

In July, 2011 we approved the issuance of 17,000,000 options to purchase our common shares at $0.15. These options were issued to directors and employees of the Company.

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

Results of Operations

The financial information with respect to the three and nine months ended June 30, 2011 and 2010 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Company Overview for the three and nine months ended June 30, 2011

Our net losses for the three and nine months ended June 30, 2011, were $1,370,351 and $4,051,806, respectively. We had no revenues and continue to incur general and administrative and interest expense. During the three and nine months ended June 30, 2010, we incurred net losses of $2,115,247 and $6,151,501, respectively.

Comparison of the results of operations for the three and nine months ended June 30, 2011 and June 30, 2010

Costs and Expenses

General and Administrative. During the three and nine months ended June 30, 2011, general and administrative expenses amounted to $330,383 and $955,865, respectively, as compared to $631,048 and $1,955,390 respectively, in the corresponding 2010 periods. The decrease in general and administrative expenses in 2011 results from decreases in salaries, legal expenses, rent expense, share based compensation, travel and other miscellaneous expenses.

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion expense (“DD&A”) was $308 and $924, respectively, for the three and nine months ended 2011, as compared to $18,135 and $88,325 in the corresponding 2010 periods. Decreases in DD&A result from the fact that our property plant and equipment balances have decreased significantly due to the downsizing of our corporate offices, and based on the fact that our asset retirement obligations have been fully accreted.

Interest Expense. During the three and nine months ended June 30, 2011, interest expense was $1,040,138 and $3,101,181, respectively, as compared to $1,607,589 and $4,855,201, respectively, in the corresponding 2010 periods.  The decrease in interest expense relates to the fact that indices underlying interest rates attached to several of our debt instruments decreased during fiscal 2011 and continue to remain at historical lows. In addition, we restructured our debt portfolio in March and April 2010, and as a result of this restructure the interest rates on the largest components of our debt portfolio were reduced.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2010 includes an explanatory paragraph relating to the significant doubts about our ability to continue as a going concern. We have an accumulated deficit of $290,026,140 and our current assets exceeded our current liabilities by $12,860,599 as of June 30, 2011. We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned development operations. We are in default on certain other obligations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operation

For the remainder of fiscal 2011, we will focus on attempting to preserve remaining capital assets, while awaiting the outcome of the well in progress being drilled and other exploratory activities in the Beetaloo Basin project in Australia. These activities are being undertaken by our investee Falcon Australia. As of June 30, 2011, our remaining acreage in the Piceance Basin in Western Colorado was greatly reduced as a letter of intent we had executed with the intent of forming an LLC to explore opportunities on the prospect expired and the underlying leases related to the acreage reverted to the counterparties in the agreement.

Liquidity and Capital Resources

During our most recent quarter ended June 30, 2011, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending September 30, 2011.

Working Capital. As of June 30, 2011, we had a working capital deficit of $12,860,599 and unrestricted cash of $108,808, while at September 30, 2010 we had a working capital deficit of $11,333,938 and cash of $75,624. The decreases in working capital are primarily attributable to the fact that we have no revenues from operations and continue to incur expenses. We do not expect our working capital deficit to decrease or cash balance to increase in the near future.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the nine months ended June 30, 2011 and 2010 were as follows:

	Nine Months Ended June 30,
	2011	2010

Net cash (used in) operating activities	$(841,192)	$(1,477,871)
Net cash provided by investing activities	$874,376	$1,126,787
Net cash provided by financing activities	$-	$150,000

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by Investing Activities. Net cash provided by investing activities for the nine months ended June 30, 2011 and 2010 was related to net proceeds received in connection with the sale of marketable securities.

Net Cash Provided by Financing Activities.  We received no cash from financing activities for the nine months ended June 30, 2011.Amounts received in 2010 related to loans made to the Company by officers and directors to fund operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Martin B. Oring, the Company’s President and Chief Executive Officer (“CEO”), and Paul D. Maniscalco the Company’s Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, the “Exchange Act”) as of June 30, 2011. Based on this evaluation, the Company’s CEO and PAO concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2011, the Company is not a party to any legal or administrative actions or proceedings.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROHUNTER ENERGY CORPORATION

By:	/s/ Martin B. Oring
Martin B. Oring
Chief Executive Officer

Date: August 3, 2011

By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco
Principal Accounting Officer

Date: August 3, 2011

EXHIBIT INDEX

Regulation S-K Number	Exhibit

31.1	Rule 13a-14(a) Certification of Martin B. Oring

32.1	Certification of Martin B. Oring Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002