Form 10-K
period 2011-09-30
PetroHunter Energy Corp
filed 2011-12-29
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
or
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to__________

Commission file number: 000-51152

PETROHUNTER ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	98-0431245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Stout Street, Suite 720	80202
Denver, Colorado	(Zip Code)
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
☒ Yes                      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $13,172,362 as of March 31, 2011.

As of December 21, 2011, the registrant had 439,078,759 shares of common stock outstanding.

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
SEPTEMBER 30, 2011

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

In September 2008, Sweetpea sold 50% of its original 100% working interest in the four exploration permits to Falcon Oil & Gas Ltd. (“Falcon”). Falcon established a subsidiary, Falcon Oil & Gas Australia Limited (“Falcon Australia”) to hold this interest. An additional 25% interest in the permits was sold to Falcon in June 2009.  In April 2010, Sweetpea exchanged its remaining 25% interest in the permits for 25% of the then outstanding shares of Falcon Australia in order to consolidate the interest in this property to facilitate its further financing.  In September 2010, Falcon Australia completed a private placement of its shares, thus diluting the ownership interest of Sweetpea and Falcon.

As of September 30, 2011, PetroHunter through Sweetpea owns approximately 24% of Falcon Australia, which in turn owns the four exploration permits covering 7 million gross acres in Australia, including one well (collectively known as the Beetaloo Basin Project), and ten well bores and surrounding spacing acreage in the Piceance Basin in Western Colorado. These oil and gas wells have not yet commenced oil and gas production.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge to the public on the Company’s website at http://petrohunter.com. To access the Company’s SEC filings, select “SEC FILINGS” under the INVESTOR RELATIONS tab on the Company’s website. You may also request a copy of these filings at no cost by making written or telephone requests for copies to our principal executive offices at PetroHunter Energy Corporation, Investor Relations, 1600 Stout Street, Suite 720, Denver, CO 80202. The telephone number is (303) 572-8900 and the facsimile number is (303) 648-4439. Our periodic and current reports filed with the SEC can be found on our website and on the SEC’s website at www.sec.gov.

Business Strategy

During the year ended September 30, 2011, we continued to focus our efforts on two core areas: the Beetaloo Basin in Australia and the Piceance Basin of Western Colorado.

Beetaloo Basin Project -Australia

As of September 30, 2011, Sweetpea owned approximately 24% of Falcon Australia, which owns the four exploration permits in the Northern Territory, comprising the Beetaloo Basin Project. Sweetpea participated in the deepening of the Shenandoah #1A to 2,714 meters (8,904 feet) during the year ended September 30, 2009. During September 2007, Sweetpea had drilled that well (as 100% working interest owner and operator as the Shenandoah #1) to a total depth of 1,555 meters (5,102 feet). From December 2009 to February 2011, Falcon Australia was engaged in raising funds for further exploration.

In February 2011, Falcon Australia entered into a letter of intent with a unit of Hess Corporation for the acquisition by Hess of an interest in three of the four exploration permits in the Beetaloo Basin.  A definitive evaluation and participation agreement was executed with Hess in April 2011.

Falcon Australia, in which we hold an equity method investment re-entered the Shenandoah #1 well in September 2011 for testing operations.  Operations were completed in November 2011with five intervals having been tested.

We have also applied for three additional exploration permits in the Northern Territory in Australia covering an additional 1.8 million acres that are adjacent to our Beetaloo Basin Project acreage. Subsequent to September 30, 2011 we have substantially advanced the negotiations on two of the three permits.

Buckskin Mesa Project -Piceance Basin, Colorado

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

Per the agreement with DPC we were required to drill 5 additional wells by July 31, 2009, or pay DPC $2,000,000 or return these leases to DPC. We did not drill these additional five wells. In June 2010, we executed a letter of intent to transfer a significant portion of our interests into a vehicle formed to fund exploration of these interests, Buckskin Mesa, LLC. We were unsuccessful in finding partners for this project and returned the leases to DPC subsequent to December 31, 2010.

We continue to own ten well bores and surrounding spacing acreage in the Piceance Basin, but such assets are pledged to secure the repayment of debt.  We hope to find one or more buyers for these assets to reduce the related debt.

Marketing and Pricing

In the past, we derived our revenues principally from the sale of natural gas and associated condensate production from wells operated by us and others in the Piceance Basin, in Western Colorado. Our revenues were determined, to a large degree, by prevailing natural gas prices for production situated in the Rocky Mountain Region of the United States, specifically, Colorado.  Energy commodity prices in general and the Company’s regional prices in particular, have been and continue to be highly volatile. We currently have no revenue or revenue producing assets.

Natural Gas Marketing

In the past, we sold all of our natural gas production to a diverse group of third-party, non-affiliated entities in a portfolio of transactions of various durations and prices (daily, monthly and longer term), under a marketing agreement with EnCana Oil & Gas USA, which was the operator of our eight producing gas wells that we sold effective December 1, 2008. Since that sale, we have not produced or sold any natural gas.

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

Employees

At September 30, 2011, we had one full time equivalent employee. In addition, we utilized the services of one full time consultant. Our employees are not covered by a collective bargaining agreement.

Environmental Regulation

We are affected by environmental regulations through our ownership of our well bores and spacing acreage.  Exploration and drilling activities from wells and natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing oil, natural gas and other products are subject to stringent federal, state and local laws and regulations governing environmental quality, including those relating to oil spills and pollution control, that are constantly changing. Compliance with existing federal, state and local laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment, could have a material effect upon our business operations, capital expenditures, operating results or competitive position.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have a limited operating history and have generated only very limited revenues. We have incurred significant losses and will continue to incur losses for the foreseeable future.  If we fail to secure significant sources of funding in the short term, we may not be able to continue in existence.

The report of our independent registered public accounting firm on the financial statements for the years ended September 30, 2011 and 2010 includes an explanatory paragraph relating to significant doubt and uncertainty of our ability to continue as a going concern.  We have an accumulated deficit of $292,987,591 as of September 30, 2011 and generated losses of $7,013,787 for the year then ended. For the 2011 fiscal year, we did not own any revenue producing assets and thus do not have the ability to generate sufficient cash flows to provide working capital to pay overhead expenses. Without adequate financing, we may not be able to continue in existence.

As a result of severe cash flow constraints, we have experienced substantial difficulties in meeting our short term cash needs, particularly in relation to our past due financing and vendor commitments. Substantially all of our assets are pledged, and extreme volatility in energy pricing and a deteriorating global economy are creating great difficulties in the capital markets and have greatly hindered our ability to raise debt and/or equity capital. Further, as the result of a series of asset sale transactions, we no longer have proven reserves, which will increase our difficulties in obtaining any financing. During the two years ended September 30, 2011, we obtained minimal debt financing from related parties which we expect will not continue in the near future. Our liabilities exceeded our current assets by $14,561,719 as of September 30, 2011, and substantially all of our current assets are concentrated in marketable equity securities we received in conjunction with the sale of assets to a related party. Those securities have experienced a dramatic decline in value and the price of these securities remains highly volatile.

We have completed several significant asset dispositions during the past years, which leaves us with two primary projects that are both undeveloped and subject to substantial risks.

During the years ended September 30, 2011 and 2010, we experienced significant dispositions of assets, through sales and other transactions. These dispositions of assets resulted from our inability to maintain certain financial commitments and fund our ongoing operations.  These dispositions of non-core assets have resulted in our development risks being concentrated in two primary projects in Australia and Colorado, which are both undeveloped and at this stage without proved reserves associated with them.

The value of the securities of Falcon received in the sale of a 50% working interest in four exploration permits in Australia is highly volatile and subject to significant changes in  market value, and their value has substantial implications on our future liquidity.

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

A related party controls a significant percentage of our outstanding common stock, which may enable it to control many significant corporate actions and may prevent a change in control that would otherwise be beneficial to our stockholders.

Entities related to or controlled by Christian Russenberger beneficially owned approximately 28.0% of our common stock as of September 30, 2011.  The control and/or significant influence held by this shareholder may have a substantial impact on matters requiring the vote of common shareholders, including the election of our directors and most of our corporate actions. Such control could delay, defer or prevent others from initiating a potential merger, takeover or other change in control that might benefit us and our shareholders. Such control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

Christian Russenberger, a related party and significant shareholder, is President of Global Project Finance AG, our most significant creditor.

Our convertible debentures could significantly dilute the interests of shareholders.

Our 8.5% convertible debentures, in the aggregate principal amount of $6,956,292 are presently convertible into shares of our common stock at any time prior to their maturity dates at conversion prices of $0.125 and $0.15, subject to adjustments for stock splits, stock dividends, stock combinations and other similar transactions.  The conversion prices of the convertible debentures could be further lowered, perhaps significantly, in the event of our issuance of common stock below the convertible debentures’ conversion price, either directly or in connection with the issuance of securities that are convertible into, or exercisable for, shares of our common stock.

In addition to date, we have issued five-year warrants to the holders of the convertible debentures.  The warrant holders are entitled to purchase an aggregate of 52,174,223 shares of our common stock at exercise prices ranging from $0.12 to $0.28 per share, inclusive of warrants issued in consideration of certain waivers and amendments during our fiscal years ended September 30, 2011 and 2010.  Both the number of warrants and the exercise price are subject to potential adjustments which could result in further dilution to our stockholders.

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

Through a series of waivers and amendments we are no longer currently required to make interest payments on the majority of our debt portfolio. However we continue to accrue approximately $4,200,000 in interest expense on an annual basis. If we do not have cash to make interest payments at the time these interest accruals come due we may have to issue additional shares of our common stock, warrants, and or options.

The issuance of shares upon exercise of outstanding warrants and options may cause immediate and significant dilution to our existing stockholders.

As of September 30, 2011, we have issued warrants and options to purchase a total of 110,239,223 shares of common stock.  The issuance of shares upon exercise of warrants and options may result in significant dilution to the interests of our existing stockholders.

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

Location and Characteristics

Our headquarters are located at 1600 Stout Street, Suite 720, Denver, Colorado, 80202.  We occupy approximately 200 square feet on a month to month basis and our annual rent for this space is $12,000.

Currently, we own ten well bores in the Buckskin Mesa and a 24% interest in the Beetaloo Basin project (7,000,000 gross and 1,750,000 net acres), including one well, through an equity investment in Falcon Australia. The wells on these properties have not yet commenced oil and gas production.

Plan of Operations

In fiscal 2012, we will focus on pursuing our applications for exploration permits in Australia, as well as pursuing opportunities related to these permits in the Beetaloo Basin. We will continue to pursue opportunities to realize some type of return in our Buckskin Mesa wellbores. We will continue to reduce operating costs and attempt to reduce/renegotiate our debt, accounts payable and other liabilities.

Oil and Gas Reserves

As of September 30, 2011 and 2010 we had no oil and gas reserves.

Production Volumes, Average Sales Prices and Average Production Costs

The following table sets forth certain information regarding our historical U.S. net production of oil and natural gas, and certain price and cost information.

	Year ended September 30,
	2011	2010	2009
Production Data:
Natural gas (Mcf)	-	-	66,527
Oil (Bbl)	-	-	74
Average Prices:
Natural gas (per Mcf)	$-	$-	$5.43
Oil (per Bbl)	$-	$-	$37.35
Production Costs:
Lease operating expenses (per Mcf)	$-	$-	$8.82

Productive Wells

As of September 30, 2011 and 2010 we did not have any producing wells.

Oil and Gas Drilling Activities

During the years ended September 30, 2011and 2010, we did not participate in any drilling activity.

During the year ended September 30, 2009, we participated in the deepening of the Shenandoah # 1 well (Shenandoah #1A) in the Beetaloo Basin in Australia and conducted completion activities on three wells at our Buckskin Mesa Project.

Oil and Gas Interests

As of September 30, 2011, we had no interests in any undeveloped acreage positions. Undeveloped acreage refers to acreage that has not been placed in production.

Impairment of Oil and Gas Properties

Costs capitalized for properties accounted for under the full cost method of accounting are subjected to a ceiling test limitation to the amount of costs included in the cost pool by geographic cost center. Costs of oil and gas properties may not exceed the ceiling which is an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, impairment expense equal to the costs exceeding the ceiling is recognized. As the Company did not have available capital to develop the U.S. properties, the entire U.S. Full Cost Pool was written down to $nil as of September 30, 2009.  During the fiscal years ended September 30, 2011 and 2010, we recorded no impairment expenses.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense was $1,472 in 2011 and $90,086 in 2010.

ITEM 3.	LEGAL PROCEEDINGS

As of September 30, 2011, there are no legal proceedings filed or threatened (to our knowledge) against or involving the Company.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on the OTC bulletin board on April 20, 2005, under the symbol “DGEO,” and has been trading under the symbol “PHUN” since August 21, 2006. The following table sets forth the high and low bid prices per share of our common stock, as reported on the OTC Link for the periods indicated.

Quarter Ended	High	Low
December 31, 2009	$0.02	$0.01
March 31, 2010	$0.05	$0.02
June 30, 2010	$0.05	$0.03
September 30, 2010	$0.03	$0.02
December 31, 2010	$0.03	$0.01
March 31, 2011	$0.05	$0.02
June 30, 2011	$0.03	$0.02
September 30, 2011	$0.03	$0.01

On December __, 2011 the last sale price for our common stock was $____.

Holders and Dividends

We have neither declared nor paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain cash to finance operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in accordance with applicable corporate law.

As of December __, 2011, there were 187 record holders of our common stock.

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

Results of Operations - Year Ended September 30, 2011 versus Year Ended September 30, 2010

Oil and Gas Revenues – Oil and gas revenues were $nil and $nil for the fiscal years ended September 30, 2011 and 2010, respectively. We sold our only revenue producing assets as of December 1, 2008.

Operating Expenses

General and Administrative – During 2011, general and administrative expenses were $1,439,460 as compared to $2,073,513 in fiscal 2010, representing a decrease of $634,053 or 31%. The following table highlights significant general and administrative expenses for the respective periods:

	Period Ending September 30,
	2011	2010	Change
Payroll	$498,835	$529,752	$(30,917)	(6)%
Consulting fees	46,705	116,688	(69,983)	(60)%
Stock - based compensation expense	211,888	318,508	(106,620)	(33)%
Legal	82,985	30,622	52,363	171%
Investor relations	289	1,122	(833)	(74)%
Insurance office and other	598,759	1,076,821	(478,062)	(44)%
Total	$1,439,461	$2,073,513	$(634,052)	(31)%

Payroll Expense – As of September 30, 2011, the rightsizing of our labor force was complete as we had reduced the workforce from 30 full time equivalents as of March 31, 2009 to one full time equivalent and one full time consultant.

Consulting Fees – Declined $69,983 or 60% due to the Company’s cost reduction efforts and lower activity levels.

Stock-Based Compensation– Decreased to $211,888 in 2011 from $318,508 in 2010, a decrease of $106,620. This 33% decrease results from grants of options during the period being valued at a lower intrinsic value caused by significant declines in the value of our common stock.

Legal Fees – Increased to $82,985 in 2011 from $30,622 in 2010, an increase of $52,363. This 171% increase is primarily attributable to increased utilization of outside legal counsel related to our efforts to find alternative uses for our Colorado property interests as well as our applications for permit applications in Australia.

Investor Relations – Decreased to $289 in 2011 from $1,122 in 2010. This 74% decrease is due primarily to our focus on expense management and the status of our business.

Insurance, Office, and Other – Decreased to $598,759 in 2011 from $1,076,821 in 2010, a decrease of $478,062.  This 44% decrease is primarily due to the termination of office and office equipment leases, decreases in office supplies expense and significant decreases in premium expense related to our various insurance policies.

Depreciation, Depletion, Amortization and Accretion – Depreciation, depletion, amortization and accretion expense was $1,472 in 2011 and $90,086 in 2010, respectively.  This decrease is primarily attributable to the fact that our asset retirement obligations were fully accreted as of September 30, 2010.

Other Costs and Expenses

Interest Expense – During 2011, interest expense was $5,501,282 in comparison to $5,718,754 incurred in 2010. The $217,472 decrease in interest expense, or 3.8% during the 2011 period, results from a reduction of interest rates on our largest debt instruments, which were reduced in connection with amendments to existing debt instruments in March 2010 and non-cash charges incurred in connection with this debt restructure in the 2010 period, offset by non-cash interest charges incurred in the current period related to our settlement related to amounts included in other accrued liabilities and as described more fully herein.

Net Loss – Our net loss of $7,013,787 in 2011 compared to the loss of $6,755,118 in 2010 represents an increase of $258,669 or 3.8%, as a result of the decreases in expenses as delineated above offset by non cash other income and gains incurred in the prior period.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the years ended September 30, 2011 and 2010 includes explanatory paragraphs relating to substantial doubt and uncertainty of our ability to continue as a going concern.  We have generated a cumulative net loss of $292,987,591 and our current liabilities exceeded our current assets by $14,561,719 as of September 30, 2011. For our 2012 fiscal year, we expect that we will be able to fund, on a very limited basis, overhead expenses from the proceeds of sales of our Falcon shares. We do not believe we will be investing cash in our properties in the foreseeable future. Our ability to establish ourselves as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations. Management continues to negotiate with the Company’s various creditors.  However, our ability to establish ourselves as a going concern is dependent upon our ability to either refinance our currently outstanding obligations or obtain additional funding and there are no assurances either of these can occur in the foreseeable future.

Plan of Operation

Colorado

In fiscal year 2012, we will continue to focus on exploring alternative financing and/or working interest partners to further explore opportunities related to our ten wellbores in the Buckskin Mesa.

Australia

During fiscal 2012, we plan to focus on executing and implementing a strategy for our participation in exploration and development efforts in the Beetaloo Basin project area located in Australia, through Falcon Australia, and on pursuing our three exploration permit applications.

Liquidity and Capital Resources

Our most recent year ended September 30, 2011 continued to be a year of significant transition for us. Our cash flows from operations continued to be insufficient for us to meet our operating commitments.   Given these circumstances, our primary goal during 2011 was to ensure liquidity to continue in existence, and further our exploration activities, on a limited basis, on our remaining properties. We continued to seek financing transactions, and to seek development partners for our Buckskin Mesa Project in Colorado and our Beetaloo Basin Project in Australia through our equity investment in Falcon Australia. As of September 30, 2011, we are dependent upon proceeds from the sale of our Falcon shares, which we obtained in 2008, to cover our operating expenses.

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

As of September 30, 2011, our current liabilities exceed our current assets by $14,561,719 and we had an unrestricted cash balance of $65,759. As of September 30, 2010 our current liabilities exceed our current assets by $11,333,436 and we had an unrestricted cash balance of $75,624; accordingly our working capital deficit increased by $3,228,283 during 2011 primarily as a result of the decreases in the value of our remaining current assets coupled with increases in current liabilities, specifically accrued interest recorded in connection with the settlement of contingent liabilities.

Cash Flow – Year Ended September 30, 2011 versus Year Ended September 30, 2010

Net cash used in or provided by operating, investing and financing activities for the years ended September 30, 2011 and 2010 were as follows:

	Year Ended September 30,
	2011	2010
Net cash (used) in operating activities	$(945,286)	$(2,096,999)
Net cash provided by investing activities	$935,421	$1,954,557
Net cash (used) in financing activities	$-	$(17,402)

Net Cash (Used in) Operating Activities.  Net cash used in operating activities of $945,286  and $2,096,999 for the years ended September 30, 2011 and 2010, respectively, are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided in Investing Activities.   Net cash provided by investing activities decreased by $1,019,136 in 2011 as compared to 2010. The decrease in cash provided is primarily attributed to a decrease in the number of shares of our marketable securities sold to fund our operations during the 2011 period.

Net Cash (Used in) Financing Activities.  Net cash used in financing activities decreased  $17,402 in 2011 as compared to 2010 due to the fact that we did not enter into any financing transactions during the 2011 period.

2011 Financing Transactions

We did not enter into any financing transactions during the fiscal year ended September 30, 2011.

2010 Financing Transactions

During 2010, we completed financing transactions as follows:

(1)
In March and April 2010 we entered into waiver and amendment agreements with our largest creditors whereby we extended the maturity date of debt to December 31, 2014 and paid accrued interest with shares of our common stock. Interest will accrue but not be payable until December 31, 2014.

(2)	In June 2010, we borrowed a total of $150,000 from officers and directors of the Company to fund our operations. The 15% per annum notes were repaid with all accrued interest in September 2010.

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

Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying the average of first-day-of-the-month oil and gas prices during the 12-month period ended September 30, 2011 to estimated future production of proved oil and gas reserves as of year-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

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

Share - Based Compensation

We use the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair-value of stock-based awards in accordance with FASB ASC 718,“Compensation.”   The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on the Company’s historical stock prices.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This update provides the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company does not believe that this will materially impact the presentation of its financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS . This update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This update may require certain additional disclosures related to fair value measurements. We do not expect the adoption of this update will materially impact our financial statement disclosures.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

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

[EIDE BAILLY LLP LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
PetroHunter Energy Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheets of PetroHunter Energy Corporation (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetroHunter Energy Corporation as of September 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Notes 3, 4, 5, 9, 10 and 13, the Company has numerous significant transactions with related parties.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
December 20, 2011

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
	September 30,
ASSETS	2011	2010
Current Assets
Cash and cash equivalents	$65,759	$75,624
Receivables
Other receivables	—	13,204
Restricted marketable securities	650,000	1,015,241
Unrestricted marketable securities	—	837,000
Prepaid expenses and other assets	33,930	164,441
TOTAL CURRENT ASSETS	749,689	2,105,510
Property and Equipment, at cost
Furniture and equipment, net	1,808	3,280
	1,808	3,280
Other Assets
Restricted cash	85,000	130,600
Deposits and other assets	555	676
TOTAL ASSETS	$837,052	$2,240,066

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$2,619,560	$2,371,902
Convertible notes payable	717,873	717,873
Notes payable –related party	2,722,060	2,722,060
Accrued interest payable	204,517	116,773
Accrued interest and fees payable – related party	100,000	100,000
Other accrued liabilities	8,605,147	7,273,331
Asset retirement obligation	342,251	137,007
TOTAL CURRENT LIABILITIES	15,311,408	13,438,946

Notes payable – related party	40,759,000	40,759,000
Convertible notes payable	6,238,419	6,238,419
Accrued interest and fees payable – related party	6,464,524	2,969,889
Accrued interest payable	840,850	310,576
Asset retirement obligation	396,971	632,471
TOTAL LIABILITIES	70,011,172	64,349,301

Stockholders’ Deficit
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; 439,078,759 and 439,078,759 issued and outstanding at September 30, 2011 and 2010, respectively	439,079	439,079
Additional paid-in-capital	223,493,218	223,281,330
Other comprehensive income(loss)	(118,826)	144,160
Accumulated deficit	(292,987,591)	(285,973,804)
TOTAL STOCKHOLDERS’ DEFICIT	(69,174,120)	(62,109,235)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$837,052	$2,240,066

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2011	Year Ended September 30, 2010
Revenues
Oil and gas revenues	$—	$—
Other revenues	—	—
Total Revenues	—	—

Operating Expenses
General and administrative	1,439,461	2,073,513
Depreciation, depletion, amortization and accretion	1,472	90,086
Total operating expenses	1,440,933	2,163,599
Loss from Operations	(1,440,933)	(2,163,599)

Other Income (Expense)
Interest income	57	2,385
Interest expense	(5,501,282)	(5,718,754)
Gain (loss) on sale of securities	(27,647)	283,566
Gain recognized in connection with debt restructure	1,618	572,157
Gain recognized in connection with asset retirement obligation revisions	—	270,095
Loss from equity method investment	—	(149,153)
Other income (expense)	(45,600)	166,357
Loss on abandonment	—	(18,172
Total other income (expense)	(5,572,854)	(4,591,519)
Net Loss	$(7,013,787)	$(6,755,118)
Net loss per common share — basic and diluted	$(0.02)	$(0.02)
Weighted average number of common Sharesoutstanding — basic and diluted	439,078,759	413,762,329

See accompanying notes to consolidated financial statements

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) AND COMPREHENSIVE LOSS

					Accumulated
	Common Stock		Additional		Other	Total	Total
			Paid-In	Accumulated	Comprehensive	Stockholder’s	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)	Loss
Balance, September 30, 2009	380,468,544	$380,468	$215,575,521	$(279,218,686)	$—	$(63,262,697)	$(206,592,386)
Common Stock Issued in connection with modification of terms related party debt	5,000,000	5,000	145,000	—	—	150,000	—
Additional Paid in Capital associated with debt forgiveness- related party	48,391,520	48,392	6,000,548	—	—	6,048,940	—
Additional Paid in Capital associated with re-pricing of warrants related party	—	—	31,200	—	—	31,200	—
Common Stock Issued in connection with debt restructure	5,218,695	5,219	173,167	—	—	178,386	—
Additional Paid in Capital associated with re-issuance of warrants	—	—	1,036,386	—	—	1,036,386	—
Other comprehensive income	—	—	—	—	144,160	144,160	144,160
Stock-based compensation	—	—	319,508	—	—	319,508	—
Net Loss	—	—	—	(6,755,118)	—	(6,755,118)	(6,755,118)
Balance, September 30, 2010	439,078,759	$439,079	$223,281,330	$(285,973,804)	$144,160	$(62,109,235)	$(213,203,344)
Other comprehensive income	—	—		—	(262,986)	(262,986)	(262,986)
Stock-based compensation	—	—	211,888	—	—	211,888	—
Net Loss	—	—		(7,013,787)	—	(7,013,787)	(7,013,787)
Balance, September 30, 2011	439,078,759	$439,079	$223,493,218	$(292,987,591)	$(118,826)	$(69,174,120)	$(220,480,117)

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2011	Year Ended September 30, 2010
Cash flows used in operating activities
Net loss	$(7,013,787)	$(6,755,118)
Adjustments used to reconcile net loss to net cash used in operating activities:
Stock based compensation	211,888	319,508
Depreciation, depletion, amortization and accretion	1,472	90,086
Loss on equity method investment	—	149,153
Warrants issued to settle interest costs –related party	—	31,200
Loss on abandonment	7,138	43,172
(Gain) on estimated cost of asset retirement obligation	—	(270,095)
(Gain) Loss on sale of marketable securities	(13,463)	(283,566)
Non cash interest expense incurred in connection with debt restructure forgiveness	—	1,183,000
Gain on forgiveness of debt	(1,618)	(572,157)
Changes in operating assets and liabilities:
Receivables	13,204	4,143
Prepaid expenses and other assets	130,632	89,388
Accounts payable and accrued expenses	2,224,613	6,109,842
Due to shareholder and related parties	3,494,635	(2,235,555)
Net cash used in operating activities	(945,286)	(2,096,999)
Cash flows provided by investing activities
Proceeds from sale of marketable securities	935,421	1,984,557
Change in restricted cash	—	(30,000)
Net cash provided by investing activities	935,421	1,954,557
Cash flows from financing activities
Borrowing on short-term notes payable	—	(17,402)
Proceeds from related party borrowings	—	150,000
Payments on related party borrowings	—	(150,000)
Net cash (used in) financing activities	—	(17,402)
Net decrease in cash and cash equivalents	(9,865)	(159,844)

Cash and cash equivalents, beginning of period	75,624	235,468
Cash and cash equivalents, end of period	$65,759	$75,624

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2011	Year Ended September 30, 2010
Supplemental schedule of cash flow information
Cash paid for interest	$—	$6,000
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities
Common shares issued in connection with debt forgiveness	$—	$59
Warrant value associated with re-pricing of stock purchase warrants issued in connection with amendments to debt instruments	$—	$1,216,000
Accounts payable and other amounts relieved in connection with equity method investment	$—	$(1,838,000)

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Basis of Presentation

We are an oil and gas exploration company, and we currently own oil and gas leasehold interests located in Western Colorado (Piceance Basin) and in Australia (Beetaloo Basin) through an equity investment in another entity.  We are incorporated in the State of Maryland.

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

Effective January 1, 2007, we acquired all of the common shares of Sweetpea Petroleum Pty Ltd. (“Sweetpea”).

Unless otherwise noted in this report, any description of “us” or “we” refers to PetroHunter Energy Corporation and its subsidiaries.

Financial information in this report is presented in U.S. dollars.

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting – The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The report of our independent registered public accounting firm on the financial statements for the years ended September 30, 2011 and 2010 includes an explanatory paragraph relating to substantial doubt and uncertainty of our ability to continue as a going concern.  As shown in the accompanying statements of operations, we have an accumulated deficit of $292,987,591 and a net loss of $7,013,787 for the year ending September 30, 2011, and as of that date our current liabilities exceeded our current assets by $14,561,719. The Company’s ability to meet its contractual obligations and remit payment to its vendors depends on its ability to generate additional financing.  PetroHunter's management continues to explore arrangements and whereby it may raise additional capital through the sale of existing assets and or through joint ventures related to its pending permit applications as well as through a potential debt or equity issuance. However there are no assurances the plans of the Company will result in its ability to raise funds. If the Company is unable to execute these plans it may have to cease operations or curtail operations further.

Cash and Cash Equivalents – We consider investments in highly liquid financial instruments with an original stated maturity of three months or less to be cash equivalents.

Comprehensive Income (Loss) – FASB ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statement that is displayed with the same prominence as other financial statements.  The Company’s comprehensive loss consists of both net losses on foreign currency translation adjustments and unrecognized gains in connection with mark to market adjustments on its marketable securities and it is presented in the accompanying consolidated statements of shareholders' deficit and comprehensive income (loss).

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

Fair Value – We apply the provisions of FASB ASC 820, “Fair Value Measurements.” The carrying amounts reported in the consolidated balance sheets for cash, receivables, marketable securities, prepaid assets, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Fair values of assets and liabilities measured on a recurring basis as of September 30, 2011 included restricted and unrestricted marketable securities, recorded at fair values of $650,000 and $1,852,241, respectively, which had quoted prices in active markets for identical assets (level 1) of $ $650,000 and $1,852,241, respectively.

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

Oil and Gas Properties– The Company applies the full cost method of accounting for its oil and gas properties. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center on a by country basis. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depletion of oil and gas properties is computed on the units-of-production method based on proved reserves. This includes estimates of future development costs of proved undeveloped reserves.

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

Use of Estimates – The preparation of our consolidated financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.  Our significant estimates include the estimated life of long-lived assets, asset retirement obligation liabilities, accruals for various liabilities and the market value of securities.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This update provides the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company does not believe that this will materially impact the presentation of its financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS . This update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This update may require certain additional disclosures related to fair value measurements. We do not expect the adoption of this update will materially impact our financial statement disclosures.

Other accounting standards that have been issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Note 3 - Restricted Cash and Marketable Securities

As of September 30, 2011, long term restricted cash consists of $85,000 in certificates of deposit and letters of credit for exploration permits and state and local bonds.

As of September 30, 2011, we have recorded $650,000 in marketable securities on our Consolidated Balance Sheet, representing the 5,000,000 shares of Falcon common stock that we held on this date. As of September 30, 2011, 5,000,000 shares were restricted through various agreements wherein they had been pledged as collateral. As described in Note 2, we have accounted for these securities in accordance with FASB ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.”

Note 4- Fair Value Measurement and Disclosure

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30:

	Quoted Prices In an Active	Significant Other	Significant
	Market for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Marketable equity securities - Falcon	$1,015,241	$-	$-	$1,015,241
Restricted certificates of deposit and letters of credit	130,600	-	-	130,600
Oil and gas properties	-	-	-	-
Total as of September 30, 2010	$1,145,841	$-	$-	$1,145,841
Sales and change in market value- marketable securities	$(365,241)	$-	$-	$(365,241)
Marketable equity securities - Falcon	650,000	-	-	650,000
Transfers – certificates of deposit	(45,600)	-	-	(45,600)
Restricted certificates of deposit and letters of credit	85,000	-	-	85,000

Oil and gas properties	-	-	-	-

Total as of September 30, 2011	$735,000	$-	$-	$735,000

Note 5 - Equity Investment

In April 2010, we and Sweetpea, as bound by an agreement executed in December 2009, and Falcon and its wholly owned subsidiary, Falcon Oil & Gas Australia Pty Ltd (“Falcon Australia”), closed a transaction wherein Sweetpea received an initial 25% equity interest in Falcon Australia in exchange for its remaining undivided 25% interest in four exploration permits in the Beetaloo Basin, in the Northern Territory, Australia. The result of this transaction is the re-consolidation of the interests in the exploration permits into one entity and the creation of a vehicle for fundraising and exploration and development activities in the Beetaloo Basin. The ownership of Falcon Australia immediately following the closing of the transaction was 75% by Falcon and 25% by Sweetpea.

We have accounted for our investment in Falcon Australia in accordance with FASB ASC Topic 323, “Investments- Equity Method & Joint Ventures.”  Our basis in the 50,000,000 shares of Falcon Australia we received has been recorded at the historical cost of the identifiable assets given in consideration valued at $1,987,244 related to costs incurred in connection with the Shenandoah#1A well in the Beetaloo Basin Australia, net of related liabilities relieved and net of related accrued GST taxes of $1,838,091, resulting in the recording of a net equity investment of $149,153 as of the date of the transaction.

In June 2010, Falcon Australia raised $4,900,000 in accordance with the terms of a private placement memorandum. As a result of this financing transaction, our ownership interest was diluted to 24%.

As of September 30, 2011, our equity method investment in Falcon Australia consisted of 50,000,000 shares of common stock in the investee. We have recorded losses on the equity investment of $149,153 for the year ended September 30, 2010. As of a result of the losses incurred in connection with the investment we have reduced our basis in the investment to $nil as of September 30, 2011 and 2010, respectively.

Note 6 — Oil and Gas Properties

Summary – We have recorded no value related to oil and gas properties at September 30, 2011 and 2010.

Australia

During fiscal 2007 we drilled the Shenandoah #1 well located in the Beetaloo Basin in the Northern Territory of Australia. At this time we owned 100% of the working interest in this well and related leasehold interest. This well is located on oil and gas leasehold interest we held through four exploration permits that included 7,000,000 acres. In periods subsequent, we sold 75% of our 100% working interest in this well and the related acreage to Falcon Australia, who now operates the project. During fiscal 2009, we participated in the deepening of this well, the Shenandoah #1A, which is shut-in awaiting additional expenditure. In fiscal 2010, we conveyed our remaining 25% interest in the prospect to Falcon Australia, in exchange for 50,000,000 shares in that entity (Note 5).

We have also applied for three additional exploration permits in the Northern Territory in Australia covering an additional 1.8 million acres that are adjacent to our Beetaloo Basin Project acreage. Subsequent to September 30, 2011 we have substantially advanced the negotiations on two of the three permits. We have granted an option acquire a 50% interest in two of these three exploration permits to a related party. As partial consideration for this option we received $150,000 in cash. This amount has been included in accounts payable and accrued liabilities on our consolidated balance sheet as of September 30, 2011. (Note 14)

US Projects – Piceance Basin

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

Per the agreement with DPC we were required to drill 5 additional wells by July 31, 2009, or pay DPC $2,000,000 or return these leases to DPC. We did not drill these additional five wells.

In June 2010, we executed a letter of intent to transfer a significant portion of our interests in our Piceance properties into the Buckskin Mesa, LLC, a vehicle formed to fund exploration of these interests. We were unsuccessful in finding partners for this project and returned the leases to DPC during fiscal 2011.

During the year ended September 30, 2009, we impaired the remaining value of our U.S. full cost pool as we did not have the financial capacity to continue exploring for oil and gas on this acreage.

The following is a summary of depreciation, depletion, amortization and accretion, as reflected in the consolidated statements of operations (including depreciation, depletion and amortization of oil and gas properties per thousand cubic feet of natural gas equivalent) for the years ended September 30:

	2011	2010	2009
Depletion of oil and gas properties	$-	$-	$8,001
Depreciation of furniture and equipment	1,472	31,000	215,005
Accretion of asset retirement obligation	-	59,086	21,101
Total	$1,472	$90,086	$244,107
Depletion per thousand cubic feet of natural gas equivalent	$-	$-	$2.5

Note 7 — Furniture and Equipment

Furniture and equipment at September 30, 2011and 2010 is reported at cost, net of accumulated depreciation and consisted of the following:

	2011	2010
Furniture and equipment	$8,196	$8,196
Less accumulated depreciation	(6,388)	(4,916)
Total	$1,808	$3,280

Depreciation expense associated with office furniture and equipment was $1,472 and $31,000 for the years ended September 30, 2011 and 2010, respectively.

Note 8 — Other Accrued Liabilities

Other accrued liabilities as of September 30, 2011 and 2010 are summarized and described below:

	2011	2010
Other accrued liabilities	$8,605,147	$7,273,331

On April 11, 2008, we closed the sale of certain natural gas gathering assets in our Buckskin Mesa project for $700,000 in cash consideration, and simultaneously entered into a gas gathering agreement with Clear Creek Energy Services (“CCES”) relating to the initial phase of a gas gathering system at Buckskin Mesa.  These agreements formalized and expanded upon a letter of understanding between the parties which contemplated a dedicated relationship with CCES in the development of a gas gathering system and the provision of gas gathering services within our Buckskin Mesa Project area (the “CCES Agreements”). In addition to customary terms and conditions, the CCES Agreements included a guarantee (the “Guarantee”) from us to CCES regarding its increasing financial commitments as they were incurred in relation to the development of the gas gathering system, including our contingent repurchase of the gas gathering assets we sold to CCES.  The triggering event for the Guarantee was contingent upon our mutual failure to execute a formal agreement for long-term gas gathering services in the future.  The resolution of this contingency was dependent upon, among other things, gas production levels from the initial phase gas gathering system for our Buckskin Mesa Project. Per the agreement if we failed to execute a mutually agreeable long-term contract, CCES had the right to invoice us for its incurred costs and demand repayment within 20 days of our receipt of the demand invoice.  To secure our Guarantee, we executed a promissory note for an amount up to $11,500,000, secured by second deeds of trust on our Colorado properties.  The amount of the Guarantee was variable, based upon the underlying incurred costs by CCES as defined in the CCES Agreements.

During the year ended September 30, 2009, we deemed that the completion of this gathering system was economically unfeasible for us and we ceased pursuing its completion.  As per our initial agreement with CCES, all amounts payable came due within 20 days of demand. In May 2009, we received a demand notice from CCES. We held discussions with CCES management between September 2009 and November 2011 to develop a mutually agreeable settlement.  In November 2011 we reached an agreement with CCES related to additional costs incurred by CCES to remediate the gathering system and additional charges incurred by CCES in connection therewith. In connection with this agreement we have recorded an additional $1,331,816 in accrued liabilities. We have recorded finance charges in the same amount in our consolidated statement of operations for the period and this amount has been included as a component of interest expense. CCES has a lien on the Buckskin Mesa acreage and well bores.

Note 9 — Asset Retirement Obligation

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

Our estimated asset retirement obligation liability is based on estimated economic lives, estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. Revisions to the liability are due to increases in estimated abandonment, changes in well economic lives, and changes to federal or state regulations regarding the abandonment of wells.  We have recorded certain components of our asset retirement obligation as a current liability in 2011, as we believe that the likelihood of the remediation of the associated properties in the near term is probable.

Our asset retirement obligation liability as of September 30, 2011 and 2010 is summarized below:

	2011	2010
Beginning asset retirement obligation	$769,478	$1,010,830
Liabilities incurred	—	—
Liabilities settled	(30,256)	(32,001)
Revisions to estimates	—	(268,436)
Accretion expense	—	59,085
Ending asset retirement obligation	$739,222	$769,478

Note 10 — Notes Payable

Notes payable as of September 30, 2011 and 2010 are summarized below:
	2011	2010
Convertible notes payable	$717,873	$717,873
Convertible notes payable	$717,873	$717,873

Notes payable – related party – short-term
Bruner Family Trust	$2,722,060	$2,722,060
Notes payable – related party, short term	$2,722,060	$2,722,060

Long-Term Notes Payable
Convertible notes payable	$6,238,419	$6,238,419
Convertible notes payable	$6,238,419	$6,238,419

	2011	2010
Long-term notes payable – related party
Global Project Finance AG	$40,650,000	$40,650,000
Bruner Family Trust	109,000	109,000
Long-term notes payable – related party	$40,759,000	$40,759,000

A description of our notes payable as of September 30, 2011 and 2010 is as follows:

Bruner Family Trust – At various times during 2008, we entered into five promissory notes with the Bruner Family Trust.  Each note accrues interest at LIBOR plus 3% per annum and was originally due 12 months from each note’s respective date of issuance.  A note for $2,408,060 was originally due on November 13, 2008, but was extended by the lender.  The remaining four notes were originally due in February, March (2) and August 2009.  We continue to receive waivers from the lender on a periodic basis related to our covenant violations and in relation to our default and failure to make scheduled principal and interest payments. The possibility exists that lender will call all amounts due at the end of each waiver period. As of September 30, 2011, accrued interest relating to these notes was $423,877, and the total note balance was $2,828,060 of which $2,722,060 is classified as a short term liability.

Convertible notes payable

Convertible notes payable as of September 30, are summarized below:

	2011	2010

Convertible debentures – face value at issuance	$6,956,292	$6,956,292
Relative fair value assigned to warrants	(3,532,000)	(3,532,000)
Relative fair value of beneficial conversion feature	(3,424,292)	(3,424,292)
Net book value of convertible debentures at issuance	—	—
Accumulated accretion	6,956,292	6,956,292
Net book value	$6,956,292	$6,956,292

In November 2007, we issued $6,956,292 in convertible debentures (the “Debentures”) to several accredited investors.  The debentures were initially due November 2012 and are collateralized by shares in our Australian subsidiary.  Debenture holders also received five-year warrants allowing them to purchase a total of 46,400,000  shares of common stock at prices ranging from $0.24 to $0.28 per share.  We determined that the relative fair value of the warrants was approximately $3,532,000 at issuance, under the Black-Scholes model. In connection with the placement of the debentures, we paid a placement fee of $300,000 and issued placement agent warrants entitling the holders to purchase an aggregate of 200,000 shares at $0.25 to $0.28 per share for a period of five years. Interest payments related to the debentures accrues at an annual rate of 8.5% and is payable in cash or in shares of our common stock (at our option) quarterly, beginning upon our successful registration of the warrant shares, as noted below.  All overdue unpaid interest accrues a late fee of 18% per annum, calculated based on the entire unpaid interest balance.

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

The debentures initially had a maturity date of November 2012 and are convertible at any time by the holders into shares of our common stock at a price of $0.15 per share, which was determined to be beneficial to the holders on the date of issuance. We determined that the relative fair value of this beneficial conversion feature was $3,424,292 at issuance, under the Black-Scholes model.  Accordingly, we recorded discounts to the debentures equal to their full cash value at issuance, which we had been accreting to interest expense over the term of the notes, using the effective interest method.

In March 2010, the holders of $4,000,000 of the 8.5% convertible notes payable executed a waiver and amendment agreement in exchange for 3,233,778 shares of our common stock and the re-pricing of 28,800,000 stock purchase warrants (Note 13) originally issued in connection with the underlying notes. The terms of the waiver and amendment agreement provided for the relief of $404,302 in accrued interest and an extension of the maturity date of the underlying notes and scheduled interest payments through December 31, 2014. We will continue to accrue interest as per the original provisions in the underlying notes. We have recorded charges of $597,966 to interest expense, related to the re-pricing of the stock purchase warrants and recognized a gain of $307,209 in connection with the common stock issued in connection with the amendment of terms of the note and relief of accrued interest.

In April 2010, the holders of $2,238,419 of our 8.5% convertible notes payable executed a waiver and amendment agreement in exchange for approximately 1,985,000 shares of our common stock and the re-pricing of 16,117,297 stock purchase warrants (Note 13) originally issued in connection with the underlying notes. The terms of the waiver and amendment agreement provide for the relief of approximately $267,682 in accrued interest and an extension of the maturity date of the underlying notes and scheduled interest payments through December 31, 2014.  We have recorded charges of $433,833  related to the re-pricing of the stock purchase warrants and recognized gains of $186,300 related to the issuance of common stock in connection with the relief of the accrued interest.

The terms of the amendment agreement allow for conversion of the $6,238,419 in principal owed to be converted into shares of our common stock at $0.125 per share through December 31, 2011. From January 1, 2012 through December 31, 2014, this conversion price will decrease to $0.10 per share. We have considered FASB ASC-470-20 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion,” in connection with this conversion feature, and have not recorded any impact to our financial statements as of the date of issuance.

As of September 30, 2011, we have classified $6,238,419 related to the portion of the convertible notes wherein we have received waivers and amendments as long term liabilities, and $717,873 related to the un-amended portion of these notes as short term liabilities on our balance sheet. We have accrued $204,517 in interest related to the short term portion of these notes and $840,850 related to the long term portion of the notes as of September 30, 2011.

Global Project Finance AG – On October 10, 2007, we entered into a promissory note with Global Project Finance, AG (“Global”).  The entire balance on the notes was due and payable on December 31, 2008, along with the accrued interest. We received a waiver that extended the due date on this note through July 2009. The note is unsecured and the note balance at September 30, 2011 was $850,000. Accrued interest recorded in connection with this note as of September 30, 2011 was $102,119.

On January 9, 2007, we entered into a Credit and Security Agreement (the “January 2007 Credit Facility”) with Global in the amount of $15,000,000.  As of September 30, 2011 and September 30, 2010, amounts drawn against this facility were $15,000,000.

On May 21, 2007, we entered into a second Credit and Security Agreement with Global (the “May 2007 Credit Facility”) and we extended all the economic terms from the May 2007 Credit Facility retroactively to the January 2007 Credit Facility. Under the May 2007 Credit Facility, Global agreed to use its best efforts to advance up to $60,000,000 to us over the following 18 months. As of September 30, 2011 and 2010 amounts drawn against this facility were $24,800,000.

In connection with the May 2007 Credit Facility, Global received warrants to purchase 2,000,000 of our common shares at the date of execution and was to receive 400,000 warrants for each $1,000,000 advanced under the Facility.  We agreed to pay an advance fee of 2% on all amounts drawn under the May 2007 Credit Facility.  Payments were to have been made in such amounts as may be agreed upon by us and Global on the then outstanding principal balance in order to repay the principal balance by the maturity date, November 21, 2009. The loans are collateralized by a first perfected security interest on certain oil and gas properties and other of our assets. In the event that we sell any interest in the oil and gas properties that comprise the collateral, a mandatory payment is due in the amount equal to such sales proceeds.

As of September 30, 2011 and 2010, the remaining cash portion of the advance fees payable incurred in connection with the two lines of credit in the amount of $716,045, incurred proportionately at 2% of each respective draw, has been accrued.  Subsequent to September 30, 2011, we transferred 800,000 shares of our Falcon stock to Global Project Finance in satisfaction of certain amounts accrued as advance fees as of September 30, 2011 (Note 16).

In March 2010, in exchange in exchange for 5,000,000 shares of our common stock, Global executed an amendment to an existing $850,000 note payable bearing interest at 15%. The amendment granted us a relief of $286,664 in accrued interest related to the underlying note.  In addition all other defaults under the terms of the initial note dated October 10, 2007 were waived through December 31, 2014. The due date of the note, and all scheduled interest payments were extended through December 31, 2014. We will continue to accrue interest on the note at 8.5% per annum.  We recorded a $150,000 charge to interest expense related to the issuance of common stock in connection with this amendment.

In March 2010, in exchange for 48,391,420 shares of our common stock, Global executed an amendment to the existing $39,800,000 credit facilities bearing interest at the prime rate plus 6.75%. The amendment granted us a relief of $5,731,884 in accrued interest related to the underlying credit facilities.  In addition all other defaults under the terms of the January 2007 Credit Facility and May 2007 Credit Facility were waived through December 31, 2014. The maturity date of the facilities, and all scheduled interest payments were extended through December 31, 2014. We will continue to accrue interest on the credit facilities at 8.5% per annum.  We have recorded a $6,145,548 charge to additional paid in capital related to the issuance of common stock in connection with the relief of accrued interest, including $145,000 allocable to the $850,000 promissory note as discussed above. In accordance with FASB ASC 470-50-40-2 “Debt Modifications and Extinguishments,” no gain has been recognized due to the related party nature of the transaction.

The terms of the amendment agreement allow for conversion of $6,500,000 of principal amounts owed under the existing credit facility into shares of our common stock at $0.125 per share through December 31, 2011. From January 1, 2012 through December 31, 2014, this conversion price will decrease to $0.10 per share. We have considered FASB ASC-470-20 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon

Conversion,” in connection with this conversion feature, and have not recorded any impact to our financial statements as of the date of issuance.

As of September 30, 2011, we have accrued $5,329,384 in interest related to the lines of credit.

Note 11 — Stockholders’ Equity

Common Stock –We have authorized 1 billion shares of common stock and 100 million shares of preferred stock. As of September 30, 2011 and 2010, 439,078,759 and 439,078,759 shares of our common stock were issued and outstanding, respectively, and no shares of preferred stock were outstanding for either period.

Fiscal 2011 Transactions – During the year ended September 30, 2011, we did not issue any shares of our common stock.

Fiscal 2010 Transactions – During the year ended September 30, 2010, we issued 58,610,215 shares of our common stock.

In March 2010, we issued 5,000,000 shares of common stock to a related party in connection with the execution of an amendment to an existing $850,000 promissory note and our outstanding $39,800,000 credit facilities. In connection with the execution of the amendment the maturity date of the note and credit facilities was extended through December 31, 2014.  (Note 10)

In March 2010, we issued 48,391,420 shares of common stock to a related party in consideration for the forgiveness of $6,048,940 of accrued interest related to a $850,000 promissory note and our outstanding $39,800,000 credit facilities. (Note 10)

In March 2010, we issued 3,233,778 shares of common stock to the holders of $4,000,000 of our 8.5% convertible notes payable in exchange for forgiveness of $404,302 in accrued interest. In connection with the execution of the amendment the maturity date of the underlying notes was extended through December 31, 2014. (Note 10)

In June 2010, we issued 1,985,000 shares of common stock to the holders of $2,238,419 of our 8.5% convertible notes payable in exchange for the forgiveness of $267,682 in accrued interest. In connection with the execution of the amendment the maturity date of the underlying notes was extended through December 31, 2014. (Note 10)

Note 12 — Stock-Based Compensation

Stock Option Plan– On August 10, 2005, the Company adopted the 2005 Stock Option Plan (the “Plan”), as amended. Stock options under the Plan may be granted to key employees, non-employee directors and other key individuals. Options may be granted at an exercise price not less than the fair market value of the Company’s common stock at the date of grant. Most options have a five-year life but may have a life up to 10 years as designated by the compensation committee of the Board of Directors (the “Compensation Committee”). Options granted prior to 2009 vest 20% on grant date and 20% each year on the anniversary of the grant date but each vesting schedule is also determined by the Compensation Committee. Most grants after 2009 vest 50% on grant date and 50% on the one-year anniversary of the initial grant date. The Company has reserved 40,000,000 shares of common stock for the Plan. At September 30, 2011 and 2010, 21,505,000 and 25,055,000 shares, respectively, remained available for grant pursuant to the Plan.

During the years ended September 30, 2011and 2010, our board of directors approved the grants of 8,000,000 and 7,250,000 options under the terms of the Plan, respectively.

A summary of the activity under the Plan as of and for the years ended September 30, 2011 and 2010, are as follows (shares in thousands):
	Number of Shares	Weighted- Average Exercise Price
Options outstanding — September 30, 2009	29,420	$0.76
Options exercisable — September 30, 2009	21,773	$0.85

Granted	7,250	$0.15
Forfeited	(14,725)	$0.63
Expired	(7,000)	$0.50
Options outstanding — September 30, 2010	14,945	$0.71
Options exercisable — September 30, 2010	10,747	$0.93

Granted	8,000	$0.15
Forfeited	(650)	$0.50
Expired	(3,800)	$2.10
Options outstanding – September 30, 2011	18,495	$0.19
Options exercisable – September 30,2011	14,256	$0.20
There have been no options exercised under the terms of the Plan since inception.

A summary of the activity and status of non-vested awards under the Plan as of and for the years ended September 30, 2011 and 2010, are as follows (shares in thousands):
	Number of Shares	Weighted Average Fair Value
Non-vested — September 30, 2009	7,597	$0.30
Granted	7,250	$0.01
Vested	(5,751)	$0.16
Forfeited	(4,898)	$0.26
Expired	—	$—
Non-vested — September 30, 2010	4,198	$0.04
Granted	8,000	$0.01
Vested	(7,739)	$0.01
Forfeited	(220)	$0.10
Expired	—	$—
Non-vested – September 30,2011	4,239	$0.01

As of September 30, 2011, there was $127,213 of total deferred compensation cost related to non-vested share-based compensation arrangements.  We anticipate that this expense will be recognized in the fiscal year 2012.  The total fair value of shares vested during the years ended September 30, 2011 and 2010 was $211,888 and $319,508, respectively.

The fair value of each share-based award under all plans is estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table for the years and for the period ended September 30:

	2011	2010
Expected option term — years	1-5	1-5
Weighted-average risk-free interest rate	0.3%-1.4%	0.6%-1.8%
Expected dividend yield	0	0
Weighted-average volatility	121%-136%	121%-128%

We have from time to time issued stock options to employees and non-employee consultants outside the Plan. During the year ended September 30, 2011, our Board of Directors approved the grant of 9,000,000 options outside the Plan. There were no grants outside the Plan during the year ended September 30, 2010.

A summary of the activity as of and for the years ended September 30, 2011 and 2010, is presented below (shares in thousands):
	Number of Shares	Weighted- Average Exercise Price
Options outstanding – September 30, 2009	3,760	$0.50
Options exercisable – September 30, 2009	3,760	$0.50
Granted	8,750	$0.15
Forfeited	(1,760)	$0.50
Options outstanding – September 30, 2010	10,750	$0.22
Options exercisable – September 30, 2010	6,375	$0.26
Granted	9,000	$0.15
Forfeited	(100)	$0.50
Options outstanding – September 30, 2011	19,650	$0.18
Options exercisable – September 30, 2011	15,150	$0.19

A summary of the status and activity of non-vested awards not under the Plan for the years ended September 30, 2011 and 2010 is as follows (shares in thousands):
	Number of Shares	Weighted- Average Fair Value
Non-vested — September 30, 2009	—	$—
Granted	8,750	$0.01
Vested	(4,375)	$0.01
Forfeited	—	$—
Non-vested — September 30, 2010	4,375	$0.01
Granted	9,000	$0.01
Vested	(8,875)	$0.01
Forfeited	—	$—
Non-vested – September 30, 2011	4,500	$0.01

As of September 30, 2011, there was $nil in unrecognized compensation cost related to non-vested share based compensation arrangements not granted under the Plan. The total fair value of the shares vested during the year ended September 30, 2010 was $70,358.

Compensation Expense – for the fiscal years ended September 30, 2011 and 2010 stock-based compensation expense of $211,888 and $319,508 was charged to operations, respectively.

Note 13 – Common Stock Warrants

Warrants– The following stock purchase warrants were outstanding at September 30, 2011 and 2010 (warrants in thousands):
	2011	2010
Number of warrants	72,094,223	107,536,723
Exercise price	$0.12-$2.10	$0.12-$2.10
Expiration date	2011-2014	2011 - 2014

Fiscal 2011 Transactions

We had no stock purchase warrant issuances during the year ended September 30, 2011. During the fiscal year ended September 30, 2011, 35,442,500 warrants to purchase our common shares expired.

Fiscal 2010 Transactions

In December 2009, 32,000,000 warrants to purchase our common stock at $0.50 per share held by a related party expired. During this same period, 533,336 warrants to purchase our common stock at $0.15 per share held by various parties expired.

In January 2010, 66,667 warrants to purchase our common stock at $0.15 per share expired.

In March 2010, 1,300,000 stock purchase warrants were re-priced in connection with the execution of a waiver and amendment agreement executed by a related party (Note 10). The warrants had originally been issued with an exercise price of $2.10 per share. The re-pricing of these warrants allows for an exercise price of $0.175 per share through December 31, 2011 and $0.12 from January 1, 2012 through December 31, 2014. The total value associated with the re-pricing of these warrants, based on valuation under the Black-Scholes method, was $31,200 and has been charged to interest expense.

In March 2010, 28,800,000 stock purchase warrants were re-priced in connection with the execution of a waiver and amendment agreement executed by the holders of $4,000,000 of our 8.5% convertible notes payable (Note 10). The warrants had originally been issued with an exercise price of $0.25 per share. The re-pricing of these warrants allows for an exercise price of $0.175 through December 31, 2011 and $0.12 per share from January 1, 2012 through December 31, 2014. The total value associated with the re-pricing of these warrants, based on valuation under the Black-Scholes method, was $597,966 and has been charged to interest expense.

In April 2010, 16,100,000 purchase warrants were re-priced in connection with the execution of a waiver and amendment agreement executed by the holders of $2,238,419 of our 8.5% convertible notes payable (Note 10). The warrants had originally been issued with exercise prices of $0.25 to $0.28 per share. The re-pricing of these warrants allows for an exercise price of $0.175 through December 31, 2011 and $0.12 per share from January 1, 2012 through December 31, 2014. The total value associated with the re-pricing of these warrants, based on valuation under the Black-Scholes method, was $433,843 and has been charged to interest expense.

Note 14 — Related Party Transactions

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

Accounts Payable– As of September 30, 2011,included in accounts payable is $171,680 due to Falcon related to our share of GST taxes associated with costs incurred in drilling the Shenandoah #1A well in the Beetaloo Basin prior to our relief of these costs in connection with our equity method investment in Falcon Australia.

Bruner Family Trust– As of September 30, 2011, we owe $2,828,060 in principal and $423,877 in accrued interest to the Bruner Family Trust related to seven outstanding notes payable. We have recorded interest expense in the amount of $97,860 during the year ended September 30, 2011. As of September 30, 2011, we have received a waiver of default on all seven notes related to failure to make principal and interest payments, as well various debt covenant violations.

Equity Method Investment – In April 2010, we were issued 50,000,000 shares of common stock in Falcon Australia in consideration for our contribution of our 25% interest in four exploration permits related to 7 million acres in the Beetaloo Basin, Australia.  As of September 30, 2011 our interest in the investment was 24% and we have recorded no value related to the investment as a result of the dilutive impact of losses incurred during the year ended September 30, 2011(Note 5).

Global Finance – As of September 30, 2011, we owe $40,650,000 in principal and $6,147,551 in accrued interest and fees payable to Global Finance AG. These amounts relate to an outstanding credit facilities, notes payable, and advance fees due.  During the years ended September 30, 2011 and 2010, we recorded interest expense exclusive of restructuring charges as discussed in Note 10 above of $3,453,587 and $3,714,696, respectively, related to the various instruments. Global was paid $10,000 for consulting services provided to the Company during the year ended September 30, 2011.

Officer Notes – In June 2010, we borrowed a total of $150,000 from officers and directors of the Company to fund our operations. The notes bore interest at 15% per annum. These notes were repaid with all accrued interest in September 2010. We recorded a charge of $6,000 related to cash paid for interest to the officers.

Marketable Securities – As of September 30, 2011, we have recorded restricted marketable securities totaling $650,000 in aggregate. These securities were received from a related party, Falcon, pursuant to the sale of a 50% interest in four exploration permits in Australia during fiscal year ended September 30, 2008.

Palter Petroleum Ltd – In August 2011, we received $150,000 in cash from Paltar Petroleum LTD (“Paltar”) as partial consideration of an option to purchase a 50% interest in our permit applications in the Beetaloo Basin in Australia. Paltar is controlled by Marc Bruner.

Note 15 – Income Taxes

Income tax expense (benefit) consists of the following as of September 30, 2011 and 2010:

	2011	2010
Current taxes	$—	$—
Deferred taxes	(2,347,721)	(2,808,705)
Less: valuation allowance	2,347,721	2,808,705
Net income tax provision (benefit)	$—	$—

The effective income tax rate for the years ended September 30, 2011 and 2010 differs from the U.S. Federal statutory income tax rate due to the following:

	2011	2010
Federal statutory income tax rate	-35.00%	-35.00%
State income taxes, net of federal benefit	-3.01%	-3.01%
Other	-4.54%	-3.56%
Permanent differences — disallowed interest on convertible debt	0.00%	0.00%
Increase in valuation allowance	33.47%	41.57%
Net income tax provision (benefit)	—	—

The components of the deferred tax assets and liabilities as of September 30, 2011 and 2010 are as follows:

	September 30,
	2011	2010
Deferred tax assets:
Federal and state net operating loss carryovers	$79,078,052	$65,359,643
Capital loss carryovers	4,565,828	3,220,348
Investments	798,199	1,716,066
Asset retirement obligation	280,975	292,475
International losses	5,675,262	5,675,262
Stock compensation	9,477,293	9,396,755
Transfer fees	2,820	2,820
Oil and gas properties and property and equipment	4,703	13,435,620
Accrued Interest	2,893,621	1,330,043
Deferred tax asset	$102,776,753	$100,429,032

Net deferred tax asset	102,776,753	100,429,032
Less: valuation allowance	(102,776,753)	(100,429,032)
Deferred tax liability	$—	$—

The Company has approximately a $208,048,126 net operating loss carryover and a $12,012,334 capital loss carryover as of September 30, 2011.  The net operating losses may offset against taxable income through the year ended September 2031.  A portion of the net operating loss carryovers begin expiring in 2028 and may be subject to U.S. Internal Revenue Code Section 382 limitations.  The capital loss carryover may only offset against future capital gains through the year ended September 2016, of which a portion will expire in 2013.

The Company has provided a valuation allowance for the deferred tax asset at September 30, 2011, as the likelihood of the realization of the tax benefit of the net operating loss carry forward cannot be determined.  The valuation allowance increased by $2,347,421 and $ 2,808,705 for the years ended September 30, 2011 and 2010, respectively.

The Company and our subsidiaries file annual US Federal income tax returns, annual Australian income tax returns and have filed annual income tax returns for the states of Colorado, Montana, and Utah. We believe we are no longer subject to income tax examinations by tax authorities for years before 2005 for Colorado and for 2006 for all other returns. Income taxing authorities have conducted no formal examinations of our past federal, Australian or state income tax returns and supporting records.

Note 16 —Subsequent Events

In November 2011, we arrived at an agreement with CCES related to outstanding liabilities related to a gas gathering system that CCES had constructed for us as described more fully in Note 8 above. In connection with this agreement we have recorded additional accrued liabilities in the amount of $1,331,816 as of and for the year ended September 30, 2011. We remain in conversation with CCES related to the settlement of the full liability.

In October 2011, we transferred 800,000 shares of our Falcon stock to Global Project Finance in satisfaction of amounts previously accrued as advance fees payable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Martin B. Oring, the Company’s President and Chief Executive Officer (“CEO”), and Paul D. Maniscalco, the Company’s Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2011. Based on this evaluation, the Company’s CEO and PAO concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC  reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.

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

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting. We have used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in conducting our evaluation of the effectiveness of the internal control over financial reporting. Based on our evaluation, we concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonable likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and titles of the Company’s directors and executive officers are listed below, along with a description of their business experience during the last five years.

Name	Age	Position
Martin B. Oring	66	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer
Paul Maniscalco	42	Principal Accounting Officer and Corporate Secretary

Carmen J. Lotito	67	Director
Matthew R. Silverman	58	Director

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

•
Paul D. Maniscalco has been the Principal Accounting Officer since August of 2008 and became the Corporate Secretary in May 2010.Mr. Maniscalco is an executive in the accounting and financial reporting industries. Prior to joining his current business as a principal of SJM Accounting and Financial Group, Inc. in November of 2006, he had extensive experience in public accounting having held positions with BDO Seidman LLP, PricewaterhouseCoopers, LLP and Hein and Associates LLP.  Mr. Maniscalco is currently a principal with the KLM Financial Group, Inc., as well as the SJM Financial Group.  Through these two entities Mr. Maniscalco provides financial reporting, outsourced Chief Financial Officer, and controllership services to multiple public and private entities.

•
Carmen J. Lotito has been a director of the Company since May 2006 and served as the Executive Vice President – Business Development from October 2007 to March 2009.  He previously served as the Executive Vice President, Chief Financial Officer, Treasurer, and Secretary of the Company at various times from May 2006 to October 2007.  Mr. Lotito was a Director of Gasco Energy, Inc. from April 2001 to July 2011, and was a director of Galaxy Energy Corporation from November 2002 to July 2005.  He served as Chief Financial Officer and Treasurer of Galaxy Energy Corporation from November 2002 to July 2005, and as Executive Vice President from August 2004 to July 2005.  Mr. Lotito served as Executive Vice President Business Development of Falcon Oil and Gas Ltd. from April 2009 to December 2010.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended September 30, 2011, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid to our Chief Executive Officer and our two most highly compensated executive officers, other than the Chief Executive Officer.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensa- tion ($)	Total ($)
Martin B. Oring(1) Chief Executive Officer	2011 2010	$265,066 $154,167	$0 $0	$0 $0	$90,000(2) $37,560(3)	$12,168 $18,252	$367,234 $209,979
Paul Maniscalco(4) Principal Accounting Officer and Corporate Secretary	2011 2010	$65,000 $90,000	$0 $0	$0 $0	$20,000(2) $7,285(3)	$0 $0	$85,000 $97,285
__________________
(1)	Mr. Oring began serving as our Chief Executive Officer in May 2009.

(2)
The Company granted options to purchase stock under its 2005 Stock Option Plan on July 12, 2011 that were valued at $0.01 per share which represents the ASC 718 value of the option on that date.  Under ASC 718, the grant date fair value of each stock option award is calculated on the date of grant using the Black-Scholes options valuation model.  The Black-Scholes model was used with the following assumptions:  volatility rate of 132.86%; risk-free interest rate of 0.63% based on a U.S. Treasury rate of three years; and a 2.75-year expected option life.  The options vest 50% at grant date and 50% on the anniversary of the grant date.  The options are exercisable at $0.15 per share and expire five years from their respective vesting dates.

(3)
The Company granted options to purchase stock under its 2005 Stock Option Plan on June 15, 2010 that were valued at $.01 per share which represents the FAS 123(R) value of the option on that date.  Under FAS 123(R), the grant date fair value of each stock option award is calculated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model was used with the following assumptions: volatility rate of 124%; risk-free interest rate of 1.26% based on a U.S. Treasury rate of three years; and a 3.5-year expected option life.  The options vest 50% at grant date and 50% on the anniversary of the grant date.  The options are exercisable at $0.15 per share and expire on June 15, 2015.

(4)	Mr. Maniscalco has been our Principal Accounting Officer since August 15, 2008 and our Corporate Secretary since May 2010.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	OPTION AWARDS
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Martin B. Oring	750,000 100,000 200,000 6,000,000 4,500,000 4,500,000	-- -- -- -- -- 4,500,000(1)	-- -- -- -- -- --	$0.19 $0.20 $0.22 $0.15 $0.15 $0.15	9/21/2012 10/17/2012 8/25/2013 6/15/2015 7/12/2016 7/12/2017
Paul Maniscalco	150,000 1,250,000 1,000,000 1,000,000	30,000(2) -- -- 1,000,000(1)	-- -- -- --	$0.22 $0.15 $0.15 $0.15	8/25/2013 6/15/2015 7/12/2016 7/12/2017
    ______________
(1)	These stock options vest on July 12, 2012.

(2)	These stock options vest 20% on 8/25/2008 and 20% on each anniversary of that date.

Compensation of Directors

Each director was entitled to reimbursement for reasonable travel expenses incurred in connection with such director’s attendance at Board of Directors and Committee meetings.  Vesting schedules are determined by the Board; however, most initial grants to directors vest 50% on grant date and 50% on the one-year anniversary of the initial grant date.  The following table sets forth the compensation paid to our non-employee Directors for services rendered during the year ended September 30, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Carmen J. Lotito	$62,500	$30,000(1)	-	$92,500
Matthew R. Silverman	$62,500	$30,000(1)	-	$92,500
     _______________
(1)
The Company granted non-Plan options on July 12, 2011 that were valued at $0.01 per share which represents the FAS 123(R) value of the option on that date.  Under FAS 123(R), the grand date fair value of each stock option award is calculated on the date of grant using the Black-Scholes option valuation model.  The Black-Scholes model was used with the following assumptions:  volatility rate of 132.86%; risk-free interest rate of 0.63% based on a U.S. Treasury rate of three years; and a 2.75-year expected option life.  The options vest 50% at grant date and 50% on the one-year anniversary of the grant date.  The options are exercisable at $0.15 per share and expire five years from their respective vesting dates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The following table indicates the beneficial ownership, as of December __, 2011, of the Company’s Common Stock by (i) each director and director nominee, (ii) each officer, (iii) each person known by the Company to own more than 5% of the outstanding shares of the Company’s Common Stock, and (iv) all directors and executive officers of the Company as a group.  Except as otherwise indicated below, all shares indicated as beneficially owned are held with sole voting and investment power.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Christian Russenberger Meierhofrain 36 Wadenswil 8820, Switzerland	143,033,717(3)	28.0%
Global Project Finance AG Sunnaerai 1 Sachsein 6072, Switzerland	137,972,517(4)	27.0%
Bruner Family Trust II 8484 Westpark, Suite 900 McLean, VA 22102	43,700,000	10.0%
Marc A. Bruner 29 Blauenweg Metzerlen, Switzerland 4116	39,725,000(5)	9.0%
MAB Resources LLC 1875 Lawrence Street, Suite 1400 Denver, CO 80202	37,725,000	8.6%
HapiHandels und Beteiligungs GmbH Esslinggasse2A-1010 Wien, Switzerland	36,548,580(6)	8.2%
Nobu Ventures, Inc. Austrasse 15 Vaduz 9490, Switzerland	30,000,000	6.8%
Bruner Family Trust 8484 Westpark Drive, Suite 900 McLean, Virginia 22102	25,000,000	5.7%
Martin B. Oring	20,630,111(7)	4.5%
Carmen J. Lotito	4,650,000(8)	1.0%
Matthew R. Silverman	4,500,000(9)	1.0%
Paul Maniscalco	2,370,000(10)	0.5%
All officers and directors as a group (4 persons)	32,150,111(11)	6.9%
______________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
This table is based on 439,078,759 shares of Common Stock outstanding as of December __, 2011.  If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from December __, 2011, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)
Includes 5,000,000 shares held of record by Mr. Russenberger, 66,052,517 shares held of record by Global Project Finance AG, an entity controlled by Mr. Russenberger, 19,920,000 shares issuable upon exercise of warrants held by Global Project Finance AG, 61,200 shares issuable upon exercise of warrants held by CR

Innovations AG, an entity controlled by Mr. Russenberger, and 52,000,000 shares issuable upon conversion of a promissory note.

(4)
Includes 66,052,517 shares held of record by Global Project Finance AG, 19,920,000 shares issuable upon exercise of warrants held by Global Project Finance AG, and 52,000,000 shares issuable upon conversion of a promissory note.

(5)
Included in Mr. Bruner’s share ownership are 37,725,000 shares owned of record by MAB Resources LLC and 2,000,000 shares owned of record by BioFibre Technology International, Inc.  Mr. Bruner is a control person of both these entities.

(6)	Includes 8,400,000 shares issuable upon conversion of debentures and 7,840,000 shares issuable upon exercise of warrants.

(7)	Includes 11,550,000 shares issuable upon exercise of vested stock options, 2,000,000 shares issuable upon conversion of debentures and 1,866,667 shares issuable upon exercise of warrants.

(8)	Includes 200,000 shares held of record by Mr. Lotito’s wife and 4,450,000 shares issuable upon exercise of vested stock options.

(9)	Includes 154,000 shares held of record by Mr. Silverman’s IRA, 46,000 shares held of record by Mr. Silverman, and 4,300,000 shares issuable upon exercise of vested stock options.

(10)	Includes 2,370,000 shares issuable upon exercise of vested stock options.

(11)
Includes 5,613,444 shares held of record or on account, 22,670,000 shares issuable upon exercise of vested stock options, 2,000,000 shares issuable upon conversion of debentures, and 1,866,667 shares issuable upon exercise of warrants.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, September 30, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	18,495,000	$0.19	21,505,000
Equity compensation plans not approved by security holders	19,650,000	$0.18	N/A
Total	38,145,000		21,505,000
______________
(a)
Options granted prior to 2009 vest 20% on grant date and 20% each year on the anniversary of the grant date but each vesting schedule is also determined by the Compensation Committee.  Most grants after 2009 vest 50% on grant date and 50% on the one-year anniversary of the initial grant date.

(b)
The equity compensation plan not approved by stockholders is comprised of non-qualified stock options granted on May 21, 2007, June 15, 2010, and July 12, 2011.  The May 21, 2007 options were granted at an exercise price of $0.50 per share and vest 60% at grant date and 20% per year at the one- and two-year anniversaries of the grant date.  The options expire on May 21, 2012. The June 15, 2010 options were granted at an exercise price of $0.15 per share and vest 50% on grant date and 50% at the one-year anniversary of the grant date.  The options expire on June 15, 2015.  The July 12, 2011 options were granted at an exercise price of $0.15 per share and vest 50% on grant date and 50% at the one-year anniversary of the grant date.  The options expire five years from vesting date.

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

Bruner Family Trust

At September 30, 2011, we have seven notes outstanding from the Bruner Family Trust totaling $2,282,059.  Mr. Bruner’s adult son is one of the trustees of the Bruner Family Trust.  Mr. Bruner is not a beneficiary of the Trust.

Falcon Oil & Gas Ltd.

On August 25, 2008, we entered into an agreement for the sale of a 25% working interest in five wells located within our Buckskin Mesa project in the Piceance Basin, Colorado.  We also entered into an agreement to sell a 50% working interest in our Beetaloo Basin Project in the Northern Territory, Australia for $5,000,000 in cash, which was received on August 25, 2008, and $20,000,000 of equity securities convertible into Falcon shares based on the closing price on August 22, 2008.  This sale was completed on September 30, 2008, when the value of the Falcon shares was $14,900,000 .  As of September 30, 2008, we had recorded $1,803,000 on our consolidated balance sheet as a receivable from Falcon, relating to its GST refund which is payable to us upon their receipt.

In October 2008,we entered into a 10% secured loan agreement with Falcon. Under the terms of the loan agreement, Falcon agreed to advance to us $5,000,000. This loan was secured by 14,500,000 shares of Falcon common stock we had received as consideration for the sale of a 50% working interest in our four exploration permits in Australia to Falcon in October 2008.   In addition the loan was also secured by a first position security interest in our five well bores in our Buckskin Mesa project. In June 2009, we sold an additional 25% interest in our exploration permits in the Beetaloo Basin to Falcon. As a component of our consideration, the $5,000,000 note was forgiven by Falcon.  The Falcon shares were released as collateral, but were held pursuant to an escrow arrangement.

During the year ended September 30, 2009, we participated with Falcon in the deepening of the Shenandoah #1A, a well we initially drilled, located in the Beetaloo Basin in Australia. Our estimated share of the costs as of September 30, 2009 was $1,400,000.

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

Global Project Finance AG

On January 9, 2007, we entered into a Credit and Security Agreement (the “January 2007 Credit Facility”) with Global in the amount of $15,000,000.  As of September 30, 2011 and 2010, amounts drawn against this facility were $15,000,000.

On May 21, 2007, we entered into a second Credit and Security Agreement with Global (the “May 2007 Credit Facility”) and we extended all the economic terms from the May 2007 Credit Facility retroactively to the January 2007 Credit Facility. Under the May 2007 Credit Facility, Global agreed to use its best efforts to advance up to $60,000,000 to us over the following 18 months. As of September 30, 2011 and 2010, amounts drawn against this facility were $24,800,000.

In connection with the May 2007 Credit Facility, Global received warrants to purchase 2,000,000 of our common shares at the date of execution and was to receive 400,000 warrants for each $1,000,000 advanced under the Facility.  We agreed to pay an advance fee of 2% on all amounts drawn under the May 2007 Credit Facility.  Payments were to have been made in such amounts as may be agreed upon by us and Global on the then outstanding principal balance in order to repay the principal balance by the maturity date, November 21, 2009. The loans are collateralized by a first perfected security interest on certain oil and gas properties and other of our assets. In the event that we sell any interest in the oil and gas properties that comprise the collateral, a mandatory payment is due in the amount equal to such sales proceeds.

As of September 30, 2011 and 2010, the cash portion of the advance fees payable incurred in connection with the two lines of credit in the amount of $716,045 and $770,241 respectively incurred proportionately at 2% of each respective draw, has been accrued.

In March 2010, in exchange in exchange for 5,000,000 shares of our common stock, Global executed an amendment to an existing $850,000 note payable bearing interest at 15%. The amendment granted us a relief of $286,664 in accrued interest related to the underlying note.  In addition all other defaults under the terms of the initial note dated October 10, 2007 were waived through December 31, 2014. The due date of the note, and all scheduled interest payments were extended through December 31, 2014. We will continue to accrue interest on the note at 8.5% per annum.  We recorded a $150,000 charge to interest expense related to the issuance of common stock in connection with this amendment.

In March 2010, in exchange for 48,391,420 shares of our common stock, Global executed an amendment to the existing $39,800,000 credit facilities bearing interest at the prime rate plus 6.75%. The amendment granted us a relief of $5,762,276 in accrued interest related to the underlying credit facilities.  In addition all other defaults under the terms of the January 2007 Credit Facility and May 2007 Credit Facility were waived through December 31, 2014. The maturity date of the facilities, and all scheduled interest payments were extended through December 31, 2014. We will continue to accrue interest on the credit facilities at 8.5% per annum.  We have recorded a $6,145,548 charge to additional paid in capital related to the issuance of common stock in connection with the relief of accrued interest, including $145,000 allocable to the $850,000 promissory note as discussed above and $6,000,548 related to the credit facilities. In accordance with FASB ASC 470-50-40-2, “Debt Modifications and Extinguishments,” no gain has been recognized due to the related party nature of the transaction.

The terms of the amendment agreement allow for conversion of $6,500,000 of principal amounts owed under the existing credit facilities into shares of our common stock at $0.125 per share through December 31, 2011. From January 1, 2012 through December 31, 2014, this conversion price will decrease to $0.10 per share. We have considered FASB ASC-470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion,” in connection with this conversion feature, and have not recorded any impact to our financial statements as of the date of issuance.

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

Audit and Non-Audit Services Pre-Approval Policy

The Audit Committee is responsible for the approval of all fees and other significant compensation to be paid to the independent auditors.  The Audit Committee regularly reviews audit related and tax services provided by Eide BaillyLLP (“Eide Bailly”) and the associated fees and considers whether the provision of such services is compatible with maintaining the independence of Eide Bailly.  All of the fees described below were pre-approved by the Audit Committee.

Audit, Audit-Related, Tax and Other Fees

The following is a breakout of aggregate fees billed by Eide Bailly LLP to the Company for the last two fiscal years for (i) the audit of its annual financial statements and review of financial statements included in Form 10-Q (“Audit Fees”), (ii) assurance and related services provided that are reasonably related to the audit (“Audit-Related Fees”), (iii) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided by Eide Bailly (“Other Fees”):

	2011	2010
Audit Fees	$51,500	$124,000
Tax Fees	5,100	7,400
Other Fees	-	-
Total	$56,600	$131,400

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Regulation S-K Number	Exhibit
2.1
Stock Exchange Agreement dated February 10, 2006 by and among Digital Ecosystems Corp., GSL Energy Corporation, MABio Materials Corporation and MAB Resources LLC (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-QSB for the quarter ended December 31, 2005, filed February 16, 2006)

2.2	Amendment No. 1 to Stock Exchange Agreement dated March 31, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K dated March 31, 2006, filed April 7, 2006)

2.3	Amendment No. 5 to Stock Exchange Agreement dated May 12, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K dated May 12, 2006, filed May 15, 2006)

3.1	Articles of Incorporation (incorporated by reference to Exhibit A to the Information Statement filed July 17, 2006)

3.2	Bylaws (incorporated by reference to Exhibit B to the Information Statement filed July 17, 2006)

Regulation S-K Number	Exhibit
10.1	2005 Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s annual report Form 10-KSB for the fiscal year ending March 31, 2006, filed July 14, 2006)

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

Regulation S-K Number	Exhibit
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

10.18
Purchase and Sale Agreement between PetroHunter Energy Corporation, PetroHunter Operating Company and Sweetpea Petroleum Pty Ltd. and Falcon Oil &Gas Ltd., Falcon Oil &Gas USA, Inc. and Falcon Oil &Gas Australia Pty Ltd. dated May 26, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 26, 2009, filed May 27, 2009)

10.19
Amendment to Credit and Security Agreements and Promissory Note between PetroHunter Energy Corporation and Global Project Finance AG dated March 5, 2010 (incorporated by reference to Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 2010, filed December 23, 2010)

10.20
Form of Waiver and Amendment Agreement between PetroHunter Energy Corporation and holders of convertible debentures (incorporated by reference to Exhibit 10.20 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 2010, filed December 23, 2010)

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, filed January 15, 2008)

31.1	Rule 13a-14(a) Certification of Martin B. Oring

32.1	Certification of Martin B. Oring pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROHUNTER ENERGY CORPORATON

Date: December 29, 2011	By:	/s/ Martin B. Oring
Martin B. Oring
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Martin B. Oring	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	December 29, 2011
Martin B. Oring

/s/ Paul D. Maniscalco	Principal Accounting Officer	December 29, 2011
Paul D. Maniscalco

/s/ Carmen J. Lotito	Director	December 29, 2011
Carmen J. Lotito

/s/ Matthew R. Silverman	Director	December 29, 2011
Matthew R. Silverman

EXHIBIT INDEX

Regulation S-K Number	Exhibit
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

10.18
Purchase and Sale Agreement between PetroHunterEnergyCorporation, PetroHunter Operating Company and Sweetpea Petroleum Pty Ltd. and Falcon Oil &Gas Ltd., Falcon Oil &Gas USA, Inc. and Falcon Oil &Gas Australia Pty Ltd. dated May 26, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 26, 2009, filed May 27, 2009)

10.19
Amendment to Credit and Security Agreements and Promissory Note between PetroHunter Energy Corporation and Global Project Finance AG dated March 5, 2010 (incorporated by reference to Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 2010, filed December 23, 2010)

10.20
Form of Waiver and Amendment Agreement between PetroHunter Energy Corporation and holders of convertible debentures (incorporated by reference to Exhibit 10.20 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 2010, filed December 23, 2010)

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, filed January 15, 2008)

31.1	Rule 13a-14(a) Certification of Martin B. Oring

32.1	Certification of Martin B. Oring pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002