Form 10-Q
period 2011-12-31
PetroHunter Energy Corp
filed 2012-02-14
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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
(303) 572-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X  No ☐ (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                                                                                     Accelerated filer ☐
Non-accelerated filer ☐                                                                                     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of February 6, 2012, the registrant had 439,078,759 shares of common stock outstanding.

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

PETROHUNTER ENERGY CORPORATION

FORM 10-Q

FOR THE THREE-MONTH PERIOD ENDED
DECEMBER 31, 2011

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30, 2011
	(unaudited)
ASSETS
Current Assets
Cash	$80,370	$65,759
Restricted marketable securities	190,548	650,000
Prepaid expenses and other assets	21,137	33,930
TOTAL CURRENT ASSETS	292,055	749,689

Property and Equipment, at cost
Furniture and equipment , net	1,259	1,808
	1,259	1,808

Other Assets
Restricted cash	85,000	85,000
Deposits and other assets	555	555
TOTAL ASSETS	$378,869	$837,052

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$2,545,624	$2,619,560
Convertible notes payable	717,873	717,873
Notes payable — related party	2,722,060	2,722,060
Accrued interest payable	228,975	204,517
Accrued interest and fees payable — related parties	100,000	100,000
Other accrued liabilities	8,809,028	8,605,147
Asset retirement obligation	342,251	342,251
TOTAL CURRENT LIABILITIES	15,465,811	15,311,408

Notes payable – related party	40,759,000	40,759,000
Convertible notes payable	6,238,419	6,238,419
Accrued interest and fees payable – related parties	7,285,351	6,464,524
Accrued interest payable	973,419	840,850
Asset retirement obligation	396,971	396,971
TOTAL LIABILITIES	71,118,971	70,011,172

Stockholders’ (Deficit)
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; 439,078,759 shares issued and outstanding at December 31, 2011 and September 30, 2011, respectively	439,079	439,079
Additional paid-in-capital	223,515,518	223,493,218
Other comprehensive income (loss)	(103,107)	(118,826)
Accumulated deficit	(294,591,592)	(292,987,591)
TOTAL STOCKHOLDERS’ (DEFICIT)	(70,740,102)	(69,174,120)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$378,869	$837,052

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010

Costs and Expenses
General and administrative	$383,758	$328,996
Well-related expenses	106,315	—
Depreciation, depletion, amortization and accretion	549	308
Total operating expenses	490,622	329,304
Loss From Operations	(490,622)	(329,304)

Other Income (Expense)
Interest income	4	20
Interest expense	(1,158,400)	(1,048,595)
Loss on sale of marketable securities	(65,199)	(19,358)
Gains recognized in connection with recovery of related party accounts payable	171,670	—
Loss on settlement of accrued liabilities – related party	(61,455)	—
Total Other Expense	(1,113,380)	(1,067,933)

Net Loss	$(1,604,002)	$(1,397,237)

Net loss per common share — basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding — basic and diluted	439,078,759	439,078,759

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010

Cash flows from operating activities
Net (loss)	$(1,604,002)	$(1,397,237)
Adjustments used to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	22,300	15,113
Depreciation, depletion, amortization and accretion	549	308
Loss on sale of marketable securities	65,199	19,358
Non cash interest expense incurred in connection with debt forgiveness	61,455	—
Gain on recovery of amounts accrued as related party accounts payable	(171,670)	—
Changes in assets and liabilities:
Receivables	—	—
Prepaid expenses and other assets	12,793	61,369
Accounts payable and accrued expenses	317,161	993,531
Due to shareholder and related parties	833,683	(9,978)
Net cash (used in) operating activities	(462,532)	(317,536)
Cash flows from investing activities
Proceeds related to GST tax refunds on the sale of oil and gas properties	197,375	—
Proceeds from sale of marketable securities	279,768	325,184
Net cash provided by investing activities	477,143	325,184

Net increase (decrease) in cash and cash equivalents	14,611	7,648
Cash and cash equivalents, beginning of period	65,759	75,624
Cash and cash equivalents, end of period	$80,370	$83,272

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Organization and Basis of Presentation

The interim condensed consolidated financial statements of PetroHunter Energy Corporation (“we,” “us,” “our,” or the “Company”) are unaudited and contain all adjustments necessary for a fair statement of the results for the interim period presented. Results for interim period are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, interest rates, and our ability to obtain additional capital to sustain operations. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2011.

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting– The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The report of our independent registered public accounting firm on our financial statements for the year ended September 30, 2011 includes an explanatory paragraph relating to substantial doubt or uncertainty of our ability to continue as a going concern.  As shown in the accompanying statements of operations, we have an accumulated deficit of $294,591,592 and our current liabilities exceeded our current assets by $15,173,756 as of December 31, 2011. The Company’s ability to meet its contractual obligations and remit payment to its vendors depends on its ability to generate additional financing.  PetroHunter's management continues to explore arrangements whereby it may raise additional capital through the sale of existing assets and or through joint ventures related to its pending permit applications as well as through a potential debt or equity issuance. However there are no assurances the plans of the Company will result in its ability to raise funds. If the Company is unable to execute these plans it may have to cease operations or further curtail operations.

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

Fair Value – We apply the provisions of FASB ASC 820, “Fair Value Measurements.” The carrying amounts reported in the consolidated balance sheets for cash, marketable securities, prepaid assets, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Fair values of assets and liabilities measured on a recurring basis as of December 31, 2011 and September 30, 2011 included marketable securities, recorded at fair values of $190,548 and $650,000, respectively, which had quoted prices in active markets for identical assets (level 1) of $190,548 and $650,000, respectively.

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

Use of Estimates – The preparation of our consolidated financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates.  Our significant estimates include the asset retirement obligation liabilities, other accrued liabilities and the market value of securities.

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

Note 3 —Restricted Cash and Marketable Securities

As of December 31, 2011, long term restricted cash consists of $85,000 in certificates of deposit and letters of credit for exploration permits, state and local bonds.

As of December 31, 2011, we have recorded $190,548 in marketable securities on our Condensed Consolidated Balance Sheet, representing the 1,732,250 shares of Falcon Oil & Gas Ltd. (“Falcon”) common stock that we held on this date. As described in Note 2, we have accounted for these securities in accordance with FASB ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.”

During the three months ended December 31, 2011 and 2010, we recognized losses of $(65,199) and $(19,358), respectively, related to sales of these marketable securities. These amounts have been included in other income (expense) on our unaudited condensed consolidated statement of operations.

Note 4— Equity Investment

As of December 31, 2011 and September 30, 2011, we held approximately 50,000,000 shares in Falcon Oil & Gas Australia Limited (“Falcon Australia”), a related party. We have accounted for this investment under the equity method. As of December 31, 2011 and September 30, 2011, our basis in this investment had been reduced to $nil as the result of historical losses of $164,506 recorded during the fiscal year ended September 30, 2010.

Note 5 — Share-Based Compensation

Compensation Expense - Stock-based employee and non-employee compensation expense of $22,300 was charged to operations during the three months ended December 31, 2011. Stock-based compensation expense of $15,113 was charged to operations during the three months ended December 31, 2010. Stock-based compensation has been included in general and administrative expense in the consolidated statements of operations.

Note 6 — Common Stock Warrants

The following stock purchase warrants were outstanding at December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
Number of warrants	71,094,223	72,094,223
Exercise price	$0.12 - $2.10	$0.12 - $2.10
Expiration date	2012 - 2014	2011 - 2014

Note 7 — Related Party Transactions

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

Accounts Payable – During the three months ended December 31, 2011, $171,670 that had been previously included in accounts payable and had been due to Falcon related to our share of expenses and GST taxes associated with costs incurred in drilling the Shenandoah #1A well in the Beetaloo Basin were repaid. A refund we had applied for in April 2010 was received from the Australian tax authorities. The amount received was used to repay the outstanding balance due Falcon. In connection with this repayment we recognized a gain of $171,670 which has been recorded in other income (expense) in our condensed consolidated statements of operations.

Bruner Family Trust – As of December 31, 2011, we owed $2,828,060 in principal and $449,173 in accrued interest to the Bruner Family Trust related to seven outstanding notes payable. We have recognized interest expense in the amount of $25,296 during the three months ended December 31, 2011 related to these notes.

Equity Method Investment – In April 2010, we were issued 50,000,000 shares of common stock in Falcon Australia inconsideration for our contribution of our 25% interest in four exploration permits related to 7 million acres in the Beetaloo Basin, Australia.  As of December 31, 2011, our interest in the investment was 24% and we have recorded no value related to the investment as a result of the dilutive impact of losses incurred during the periods prior to December 31, 2011 (Note 4).

Global Finance – As of December 31, 2011, we owed $40,650,000 in principal and $7,000,252 in accrued interest and fees payable to Global Finance AG. These amounts relate to an outstanding line of credit, notes payable, and advance fees due.  During the three months ended December 31, 2011, we recorded interest expense in the amount of $852,701 related to the various instruments.

Marketable Securities - As of December 31, 2011, we have recorded restricted marketable securities totaling $190,548 on our consolidated condensed balance sheet. These securities were received from a related party, Falcon. In October 2011, we transferred 800,000 shares of our Falcon stock to Global Finance in connection in consideration for the forgiveness of certain amounts previously accrued as interest. In connection therewith we have recorded a loss of $61,455.

Paltar Petroleum Ltd – In August 2011, we received $150,000 in cash from Paltar Petroleum LTD (“Paltar”) as partial consideration of an option to purchase a 50% interest in our permit applications in the Beetaloo Basin in Australia. Paltar is controlled by Marc Bruner, a significant shareholder.

Note 8 — Other Accrued Liabilities

During the three months ended December 31, 2011, we continued to accrue interest related to amounts owed to Clear Creek Energy Services as discussed in the audited annual consolidated financial statements for the year ended September 30, 2011.

Note 9 — Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. There were no items which would have materially impacted the Company’s condensed consolidated financial statements.

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

Results of Operations

The financial information with respect to the three months ended December 31, 2011 and 2010 respectively that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Company Overview for the three months ended December 31, 2011

Our net loss for the three months ended December 31, 2011 was $1,604,002. We had no revenues and continue to incur general and administrative and interest expense.

Comparison of the results of operations for the three months ended December 31, 2011 and December 31, 2010

Costs and Expenses

General and Administrative. During the three months ended December 31, 2011, general and administrative expenses increased by $54,762 to $383,758 compared to $328,996 in the corresponding 2010 period. The increase in general and administrative expenses in 2011 results from payments of directors fees to the board members of Sweetpea Petroleum, our wholly owned subsidiary, legal expenses, and share based compensation.

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion expense (“DD&A”) was $549 in 2011 as compared to $308 in the corresponding 2010 period. Slight increases in DDA resulted from the depreciation of our property plant and equipment balances.

 Interest Expense. During the quarter ended December 31, 2011, interest expense increased $109,805 to $1,158,400, as compared to $1,048,595 for the corresponding 2010 period.  The increase in interest expense relates primarily to interest charges incurred in connection with our liability accrued to settle amounts owed to CCES.

Other Operating Expense. During the quarter ended December 31, 2011, we incurred $106,315 in other operating expenses related to accrued liabilities recorded in connection with three of our wellbores in the Buckskin Mesa having failed mechanical integrity tests. We do not consider this expense to be related to asset retirement obligation liabilities recorded elsewhere herein. We incurred no other operating expense during the corresponding 2010 period.

Net Loss. During the quarter ended December 31, 2011, we incurred a net loss of $1,604,002 as compared to a net loss of $1,397,237 during the quarter ended December 31, 2010, as described above.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2011 includes an explanatory paragraph relating to the significant doubts about our ability to continue as a going concern. We have an accumulated deficit of $294,591,592 and our current liabilities exceeded our current assets by $15,173,756 as of December 31, 2011. We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned development operations. We are in default on certain other obligations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operation

For the remainder of fiscal 2012, we will focus on pursuing our applications for exploration permits in Australia, as well as pursuing opportunities related to these permits in the Beetaloo Basin. We will continue to pursue opportunities to realize some type of return in our Buckskin Mesa wellbores. We will continue to reduce operating costs and attempt to reduce/renegotiate our debt, accounts payable and other liabilities.

Liquidity and Capital Resources

During our most recent quarter ended December 31, 2011, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending September 30, 2012.

Working Capital. As of December 31, 2011, we had a working capital deficit of $15,173,756 and unrestricted cash of $80,370, while at September 30, 2011 we had a working capital deficit of $14,561,719 and cash of $65,759. The decreases in working capital are primarily attributable to the fact that we have no revenues from operations and continue to incur expenses. We do not expect our working capital deficit to decrease or cash balance to increase in the near future.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the three months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended December 31,
	2011	2010

Net cash (used in) operating activities	$(462,532)	$(317,536)
Net cash provided by investing activities	$477,143	$325,184

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by Investing Activities. Net cash provided by investing activities increased $151,959 to $477,143 for the three months ended December 31, 2011 from $325,184 in the corresponding 2010 period. The increase relates to refunds received in connection with GST taxes in connection with the sale of oil and gas properties in April 2010, offset slightly by decreases in proceeds received in connection with the sale of marketable securities.

Net Cash Provided by Financing Activities.  We received no cash from financing activities for the three months ended December 31, 2011 and 2010.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP. We refer you to the corresponding section in Part II Item 7 and the notes to the consolidated financial statements of our Annual Report on Form 10K for the year ended September 30, 2011 for the description of critical accounting policies and estimates,

Recently Issued Accounting Pronouncements

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Martin B. Oring, the Company’s President and Chief Executive Officer (“CEO”), and Paul D. Maniscalco the Company’s Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, the “Exchange Act”) as of December 31, 2011. Based on this evaluation, the Company’s CEO and PAO concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2011that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of December 31, 2011, the Company is not a party to any legal or administrative actions or proceedings.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROHUNTER ENERGY CORPORATION

By:	/s/ Martin B. Oring
Martin B. Oring
Chief Executive Officer

Date: February 14, 2012

By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco
Principal Accounting Officer

Date: February 14, 2012

EXHIBIT INDEX

Regulation S-K Number	Exhibit

31.1	Rule 13a-14(a) Certification of Martin B. Oring

32.1	Certification of Martin B. Oring Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.