Form 10-Q
period 2012-03-31
PetroHunter Energy Corp
filed 2012-05-14
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
(303) 572-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes X  No ☐(not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                                                                                     Accelerated filer ☐
Non-accelerated filer ☐                                                                                     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of May 4, 2012, the registrant had 439,078,759 shares of common stock outstanding.

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

PETROHUNTER ENERGY CORPORATION

FORM 10-Q

FOR THE SIX-MONTH PERIOD ENDED
MARCH 31, 2012

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	September 30, 2011
	(unaudited)
ASSETS
Current Assets
Cash	$33,132	$65,759
Marketable securities	57,938	650,000
Prepaid expenses and other assets	8,483	33,930
TOTAL CURRENT ASSETS	99,553	749,689

Property and Equipment, at cost
Furniture and equipment , net	710	1,808
	710	1,808

Other Assets
Restricted cash	85,000	85,000
Deposits and other assets	555	555
TOTAL ASSETS	$185,818	$837,052
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$2,703,954	$2,619,560
Convertible notes payable	717,873	717,873
Notes payable — related party	2,722,060	2,722,060
Accrued interest payable	254,534	204,517
Accrued interest and fees payable — related parties	532,529	100,000
Other accrued liabilities	9,081,850	8,605,147
Asset retirement obligation	342,251	342,251
TOTAL CURRENT LIABILITIES	16,355,051	15,311,408

Notes payable – related party	40,865,059	40,759,000
Convertible notes payable	6,238,419	6,238,419
Accrued interest and fees payable – related parties	7,620,639	6,464,524
Accrued interest payable	1,105,987	840,850
Asset retirement obligation	396,971	396,971
TOTAL LIABILITIES	72,582,126	70,011,172

Stockholders’ (Deficit)
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; 439,078,759 shares issued and outstanding at March 31, 2012 and September 30, 2011, respectively	439,079	439,079
Additional paid-in-capital	223,537,818	223,493,218
Other comprehensive (loss)	(80,801)	(118,826)
Accumulated deficit	(296,292,404)	(292,987,591)
TOTAL STOCKHOLDERS’ (DEFICIT)	(72,396,308)	(69,174,120)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$185,818	$837,052

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Costs and Expenses
General and administrative	$324,247	$294,907
Other operating expenses	—	—
Depreciation, depletion, amortization and accretion	549	308
Total operating expenses	324,796	295,215
(Loss) From Operations	(324,796)	(295,215)

Other Income (Expense)
Interest income	16	—
Interest expense	(1,362,245)	(1,012,448)
Gains (losses) on sale of marketable securities	(13,786)	23,445
Total Other (Expense)	(1,376,015)	(989,003)

Net Loss	$(1,700,811)	$(1,284,218)

Net loss per common share — basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding — basic and diluted	439,078,759	439,078,759

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011

Costs and Expenses
General and administrative	$708,005	$623,903
Other operating expenses	106,315	—
Depreciation, depletion, amortization and accretion	1,097	616
Total operating expenses	778,948	624,519
(Loss) From Operations	(815,417)	(624,519)

Other Income (Expense)
Interest income	20	20
Interest expense	(2,507,789)	(2,061,043)
Gains (losses) on sale of marketable securities	(91,842)	4,087
Gains recognized in connection with recovery of related party accounts payable	171,670	—
Loss on settlement of accounts payable – related party	(61,455)	—
Total Other Income (Expense)	(2,525,865)	(2,056,936)

Net Loss	$(3,304,813)	$(2,681,455)

Net loss per common share — basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding — basic and diluted	439,078,759	439,078,759

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011

Cash flows from operating activities
Net (loss)	$(3,304,813)	$(2,681,455)
Adjustments used to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	44,600	30,226
Depreciation, depletion, amortization and accretion	1,097	616
Gain (loss) on sale of marketable securities	(91,842)	4,087
Non cash interest expense incurred in connection with debt forgiveness	61,455	—
Gain on equity method investment	(171,670)	—
Changes in assets and liabilities: Receivables	—	46,600
Prepaid expenses and other assets	25,447	122,618
Accounts payable and accrued expenses	881,552	1,940,437
Due to shareholder and related parties	1,886,571	(9,978)
Net cash (used in) operating activities	(667,603)	(546,849)
Cash flows from investing activities
Proceeds related to GST tax refunds on the sale of oil and gas properties	197,375	—
Proceeds from sale of marketable securities	437,601	528,973
Net cash provided by investing activities	634,976	528,973

Net increase (decrease) in cash and cash equivalents	(32,627)	(17,876)
Cash and cash equivalents, beginning of period	65,759	75,624
Cash and cash equivalents, end of period	$33,132	$57,748

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Organization and Basis of Presentation

The interim condensed consolidated financial statements of PetroHunter Energy Corporation (“we,” “us,” “our,” or the “Company”) are unaudited and contain all adjustments necessary for a fair statement of the results for the interim period presented. Results for interim period are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, interest rates and our ability to obtain additional capital to sustain operations. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2011.

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting– The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The report of our independent registered public accounting firm on our financial statements for the fiscal year ended September 30, 2011 includes an explanatory paragraph relating to substantial doubt or uncertainty of our ability to continue as a going concern.  As shown in the accompanying statements of operations, we have an accumulated deficit of $296,292,404 and our current liabilities exceeded our current assets by $16,255,498 as of March 31, 2012. The Company’s ability to meet its contractual obligations and remit payment to its vendors depends on its ability to generate additional financing.  PetroHunter's management continues to explore arrangements whereby it may raise additional capital through the sale of existing assets and or through joint ventures related to its pending permit applications as well as through potential debt or equity issuances. However there are no assurances the plans of the Company will result in its ability to raise funds. If the Company is unable to execute these plans it may have to further curtail or cease operations.

Cash and Cash Equivalents – We consider investments in highly liquid financial instruments with an original stated maturity of three months or less to be cash equivalents.

Comprehensive Income (Loss) – Financial Accounting Standards Board (“FASB”) ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statement that is displayed with the same prominence as other financial statements.  The Company’s comprehensive income (loss) consists of both net losses on foreign currency translation adjustments and unrecognized losses in connection with mark to market adjustments on its marketable securities.

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

Fair Value – We apply the provisions of FASB ASC 820, “Fair Value Measurements.” The carrying amounts reported in the consolidated balance sheets for cash, marketable securities, prepaid assets, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Fair values of assets and liabilities measured on a recurring basis as of March 31, 2012 and September 30, 2011 included marketable securities, recorded at fair values of $57,938 and $650,000 respectively, which had quoted prices in active markets for identical assets (level 1) of $57,938 and $650,000, respectively.

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

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets approximating three to five years.

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

Note 3 —Restricted Cash and Marketable Securities

As of March 31, 2012, long term restricted cash consists of $85,000 in certificates of deposit and letters of credit for exploration permits, state and local bonds.

As of March 31, 2012, we have recorded $57,938 in marketable securities on our Condensed Consolidated Balance Sheet, representing the 643,750 shares of Falcon Oil & Gas Ltd. (“Falcon”) common stock that we held on this date. As described in Note 2, we have accounted for these securities in accordance with FASB ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.”

During the six months ended March 31, 2012, we recognized losses of $91,842, related to sales of these marketable securities. During the six months ended March 31, 2011 we recognized gains of $4,087, related to the sales of these securities. These gains and losses have been included in other income (expense) on our unaudited condensed consolidated statement of operations.

Note 4— Equity Investment

As of March 31, 2012 and September 30, 2011, we held approximately 50,000,000 shares in Falcon Oil & Gas Australia Limited (“Falcon Australia”) a related party. We have accounted for this investment under the equity method. As of March 31, 2012 and September 30, 2011, our basis in this investment had been reduced to $nil as the result of historical losses of $164,506 recorded during the fiscal year ended September 30, 2010.

Note 5 — Share-Based Compensation

Compensation Expense - Stock-based employee and non-employee compensation expense of $44,600 was charged to operations during the six months ended March 31, 2012. Stock-based compensation expense of $30,226 was charged to operations during the six months ended March 31, 2011. Stock-based compensation has been included in general and administrative expense in the consolidated statements of operations.

Note 6 — Common Stock Warrants

The following stock purchase warrants were outstanding at March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
Number of warrants	70,094,223	72,094,223
Exercise price	$0.12-$2.10	$0.12 - $2.10
Expiration date	2012-2014	2011 - 2014

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

Accounts Payable–During the six months ended March 31, 2012, $171,670 that had been previously included in accounts payable and had been due to Falcon related to our share of expenses and GST taxes associated with costs incurred in drilling the Shenandoah #1A well in the Beetaloo Basin were repaid. A refund we had applied for in April 2010 was received from the Australian tax authorities. The amount received was used to repay the outstanding balance due Falcon. In connection with this repayment we recognized a gain of $171,670 which has been recorded in other income (expense) in our condensed consolidated statements of operations.

Bruner Family Trust– As of March 31, 2012, we owed $2,828,060 in principal and $475,615 in accrued interest to the Bruner Family Trust related to seven outstanding notes payable. We have recognized interest expense in the amount of $51,738 during the six months ended March 31, 2012 related to these notes.

Equity Method Investment – In April 2010, we were issued 50,000,000 shares of common stock in Falcon Australia inconsideration for our contribution of our 25% interest in four exploration permits related to 7 million acres in the Beetaloo Basin, Australia.  As of March 31, 2012, our interest in the investment was 24% and we have recorded no value related to the investment as a result of the dilutive impact of losses incurred during the periods prior to March 31, 2012 (Note 4).

Global Finance – As of March 31, 2012, we owed $40,650,000 in principal and $7,868,070 in accrued interest and fees payable to Global Finance AG. These amounts relate to an outstanding line of credit, notes payable, and advance fees due.  During the six months ended March 31, 2012, we recorded interest expense in the amount of
$ 1,712,928 related to the various instruments.

Marketable Securities - As of March 31, 2012, we have recorded restricted marketable securities totaling $57,938 on our consolidated condensed balance sheet. These securities were received from a related party, Falcon. In October 2011 we transferred 800,000 shares of our Falcon stock to Global Finance in consideration for the forgiveness of certain amounts previously accrued as interest. In connection therewith we have recorded a loss of $61,455.

Palter Petroleum Ltd – In August 2011, we received $150,000 in cash from Paltar Petroleum LTD (“Paltar”) as partial consideration of an option to purchase a 50% interest in our permit applications in the Beetaloo Basin in Australia. Paltar is controlled by Marc Bruner, a significant shareholder of the Company.

Note 8 — Other Accrued Liabilities

During the six months ended March31, 2012, we continued to accrue interest related to amounts owed to Clear Creek Energy Services (“CCES”) as discussed in the audited annual consolidated financial statements for the year ended September 30, 2011.

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

Results of Operations

The financial information with respect to the six months ended March 31, 2012 and 2011, respectively, that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Company Overview for the three and six months ended March 31, 2012

Our net loss for the three and six months ended March 31, 2012 was $1,700,811 and $3,304,813, respectively. We had no revenues and continue to incur general and administrative and interest expense.

Comparison of the results of operations for the three and six months ended March 31, 2012 and 2011

Costs and Expenses

General and Administrative. During the three and six months ended March 31, 2012, general and administrative expenses amounted to $324,247 and $708,005,  respectively, as compared to $294,907 and $623,903, respectively, in the corresponding 2011 periods. The increase in general and administrative expenses in 2012 results primarily from legal, travel, and other administrative expenses related to Sweetpea Petroleum, our wholly owned subsidiary.

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion expense (“DD&A”) was $549 and $1,097 respectively, for the three and six months ended 2012 as compared to $308 and $616 in the corresponding 2011 periods. Slight increases increased in DDA result from the depreciation of our property and equipment balances.

Interest Expense. During the three and six months ended March 31, 2012, interest expense was $1,362,245 and $2,507,789, respectively, as compared to $1,012,448 and $2,061,043, respectively, in the corresponding 2011 periods.  The increase in interest expense relates primarily to interest charges incurred in connection with our liability accrued to settle amounts owed to CCES.

Other Operating Expense. During the three and six months ended March 31, 2012, we incurred $0 and $106,315, respectively, in other operating expenses related to accrued liabilities recorded in connection with three of our wellbores in the Buckskin Mesa having failed mechanical integrity tests. We do not consider this expense to be related to asset retirement obligation liabilities recorded elsewhere herein. We incurred no other operating expense during the corresponding 2011 periods.

Net Loss. During the three and six months ended March 31, 2012, we incurred net losses of $1,700,811 and $3,304,813, respectively, as compared to a net loss of $1,284,218 and $2,681,455 during the three and six months ended March 31, 2011, respectively, as described above.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2011 includes an explanatory paragraph relating to the significant doubt about our ability to continue as a going concern. We have an accumulated deficit of $296,292,404 and our current liabilities exceeded our current assets by $16,255,498 as of March 31, 2012. We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned development operations. We are in default on certain other obligations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

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

Liquidity and Capital Resources

During our most recent quarter ended March 31, 2012, our cash flows from operations were not sufficient for us to meet our operating commitments.  Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending September 30, 2012.

Working Capital. As of March 31, 2012, we had a working capital deficit of $16,255,498 and unrestricted cash of $33,132, while at September 30, 2011 we had a working capital deficit of $14,561,719 and cash of $65,759. The decreases in working capital are primarily attributable to the fact that we have no revenues from operations and continue to incur expenses. We do not expect our working capital deficit to decrease or cash balance to increase in the near future.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the six months ended March 31, 2012 and 2011were as follows:

	Six Months Ended March 31,
	2012	2011

Net cash (used in) operating activities	$(667,603)	$(546,849)
Net cash provided by investing activities	$634,976	$528,973

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by Investing Activities. Net cash provided by investing activities for the six months ended March 31, 2012 was $634,976 as compared to $528,973 for the six months ended March 31, 2011. Increases relate to the sale of marketable securities and refunds received in connection with GST taxes received in connection with the sale of oil and gas properties in April 2010.

Net Cash Provided by Financing Activities.  We received no cash from financing activities for the six months ended March 31, 2012 and 2011.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP. We refer you to the corresponding section in Part II Item 7 and the notes to the consolidated financial statements of our Annual Report on Form 10K for the year ended September 30, 2011 for the description of critical accounting policies and estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including Martin B. Oring, the Company’s President and Chief Executive Officer (“CEO”), and Paul D. Maniscalco the Company’s Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, the “Exchange Act”) as of March 31, 2012. Based on this evaluation, the Company’s CEO and PAO concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidated subsidiaries, and the information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions for disclosure.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the six months ended March 31, 2012 that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2012, the Company is not a party to any legal or administrative actions or proceedings.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROHUNTER ENERGY CORPORATION

By:   /s/ Martin B. Oring
Martin B. Oring
Chief Executive Officer

Date: May 14, 2012

By:  /s/ Paul D. Maniscalco
Paul D. Maniscalco
Principal Accounting Officer

Date: May 14, 2012

EXHIBIT INDEX

Regulation S-K Number	Exhibit
31.1	Rule 13a-14(a) Certification of Martin B. Oring

32.1	Certification of Martin B. Oring Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101*
Financial statements from the Quarterly Report on Form 10-Q of PetroHunter Energy Corporation for the quarterly period ended March 31, 2012, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements tagged as blocks of text.

*In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.