Form 10-K
period 2012-09-30
PetroHunter Energy Corp
filed 2013-12-18
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to__________

Commission file number: 000-51152

PETROHUNTER ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	98-0431245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

910-16th Street, Suite 208	80202
Denver, Colorado	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(303) 859-6666

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
☐ Yes                      ☒ No

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

Large accelerated filer 	Accelerated filer 
Non-accelerated filer	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,996,108 as of March 31, 2012.

As of December 16, 2013, the registrant had 439,373,853 shares of common stock outstanding.

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
SEPTEMBER 30, 2012

PART I

ITEM 1.	BUSINESS

General

PetroHunter Energy Corporation (collectively, with its subsidiaries, referred to herein as “PetroHunter”, “Company”, “we”, “us” or “our”), formerly Digital Ecosystems Corp. (“Digital”), is an oil and gas exploration company, which currently holds oil and gas interests located in the Beetaloo Basin in the Northern Territory in Australia, as well as wellbores in the Piceance Basin of Western Colorado.  Since our inception in 2005, our business activities have been financed by raising capital through the sale of common stock, and through the issuance of notes and convertible notes.

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

Falcon Australia

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

In September 2008, Sweetpea sold 50% of its original 100% working interest in the four exploration permits to Falcon Oil & Gas Ltd. (“Falcon”). Falcon established a subsidiary, Falcon Oil & Gas Australia Limited (“Falcon Australia”), to hold this interest. An additional 25% interest in the permits was sold to Falcon in June 2009.  In April 2010, Sweetpea exchanged its remaining 25% interest in the permits for 25% of the then outstanding shares of Falcon Australia in order to consolidate the interest in this property to facilitate its further financing.  In September 2010, Falcon Australia completed a private placement of its shares, thus diluting the ownership interests of Sweetpea and Falcon.

On July 17, 2013, Sweetpea closed on the sale of its approximate 24% interest in Falcon Australia to Falcon, which immediately prior to the sale owned a 72.68% interest in Falcon Australia.  Immediately after the purchase from Sweetpea, Falcon owned 96.90% of the issued share capital of Falcon Australia. Consideration for Sweetpea’s Falcon Australia shares consisted of $3 million in cash and 97.86 million Falcon shares (the “Falcon Shares”).  Based on Falcon’s share price of CAD $0.20 at the time the share purchase was agreed between the parties, the total value of the consideration was approximately CAD $22.6 million or approximately USD $21.7 million.  The Falcon Shares represent approximately 10.6% of Falcon’s issued share capital as of September 30, 2013.

The Falcon Shares are subject to an escrow agreement whereby the Shares are locked up for three years, with Sweetpea being permitted to sell 15% each year during the  period in which the shares are restricted through the escrow agreement, subject to certain conditions.

Falcon is an international oil and gas company engaged in the acquisition, exploration and development of conventional and unconventional oil and gas assets, with the current portfolio spread between Australia, South

Africa and Hungary. Falcon is incorporated in British Columbia, Canada, and headquartered in Dublin, Ireland with a technical team based in Budapest, Hungary.

EPs 136 and 143

On August 28, 2012, Sweetpea received confirmation that Exploration Permits 136 and 143 (EPs 136 and 143) had been granted by and formally lodged with the Northern Territory of Australia.  EPs 136 and 143 cover approximately 1.5 million acres in the Beetaloo Basin and are adjacent to EPs 76, 99 and 117, which are currently owned by Falcon Australia.

As of September 16, 2011, Sweetpea entered into a Joint Venture and Operating Agreement ("JVOA") with Paltar Petroleum Limited (“Paltar”), pursuant to which Paltar agreed to provide funding as stated in the JVOA for the permits and the initial work program expenses required under EPs 136 and 143 in exchange for a 50% ownership interest in the EPs.  Paltar is controlled by Marc Bruner, a significant shareholder of the Company.

We have an application for a third exploration permit, EP 197, covering approximately 300,000 acres.  This application remains in process.

Buckskin Mesa Project -Piceance Basin, Colorado

The Buckskin Mesa Project area was purchased on September 17, 2005 from MAB, subject to certain agreements with Daniels Petroleum Company (“DPC”).  The property is located in the northern part of the Piceance Basin in Rio Blanco County, Colorado.  The acquisition included 20,000 net acres and six previously drilled wells that were shut-in. PetroHunter drilled five wells on this acreage during the years ended September 30, 2007 and 2008. We attempted to complete three of these wells in the quarter ending March 31, 2009; however, we were not successful in completing these three wells. All eleven wells are currently shut-in or temporarily abandoned.  We returned the leases to DPC subsequent to December 31, 2010.

We continue to own and are the operator of record of eleven well bores and surrounding spacing acreage in the Piceance Basin, but such assets are pledged to secure the repayment of debt.  We hope to find one or more buyers for these assets to reduce the related debt.

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

Employees

At December 16, 2013, we had two full time equivalent employees.

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

Availability of Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge to the public on the Company’s website at http://petrohunter.com. To access the Company’s SEC filings, select “SEC FILINGS” under the INVESTOR RELATIONS tab on the Company’s website. You may also request a copy of these filings at no cost by making written or telephone requests for copies to our principal executive offices at PetroHunter Energy Corporation, Investor Relations, 910 16th Street, Suite 208 Denver, CO 80202. The telephone number is (303) 859-6666.  Our periodic and current reports filed with the SEC can be found on the SEC’s website at www.sec.gov.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have a limited operating history and have generated only very limited revenues. We have incurred significant losses and will continue to incur losses for the foreseeable future.  If we fail to secure significant sources of funding in the short term, we may not be able to continue in existence.

The report of our independent registered public accounting firm on the financial statements for the years ended September 30, 2012 and 2011 includes an explanatory paragraph relating to significant doubt and uncertainty of our ability to continue as a going concern.  We have an accumulated deficit of $299,935,194 as of September 30, 2012 and generated losses of $6,947,603 for the year then ended. During the 2012 fiscal year and continuing to the present, we did not own any revenue producing assets and thus do not have the ability to generate sufficient cash flows to provide working capital to pay overhead expenses.

As a result of severe cash flow constraints, we have experienced substantial difficulties in meeting our short term cash needs, particularly in relation to our past due financing and vendor commitments. Substantially all of our assets are pledged, and extreme volatility in energy pricing is creating great difficulties in the capital markets and have greatly hindered our ability to raise debt and/or equity capital. Further, as the result of a series of asset sale transactions, we no longer have proven reserves, which will increase our difficulties in obtaining any financing. During the two years ended September 30, 2012, and 2011 we obtained minimal debt financing from related parties and through a Joint Venture relationship with a related party, which we expect will not continue to produce cash flows in the near future. Our current liabilities exceeded our current assets by $17,768,504 as of September 30, 2012.   Our cash balance resulted from the sale of marketable equity securities we received in conjunction with the sale of assets to a related party.

We have completed several significant asset dispositions during the past years, which leaves us with two primary projects that are both undeveloped and subject to substantial risks.

During the years ended September 30, 2012 and 2011, we experienced significant dispositions of assets, through sales and other transactions. These dispositions of assets resulted from our inability to maintain certain financial commitments and fund our ongoing operations.  These dispositions of non-core assets have resulted in our development risks being concentrated in two primary projects in Australia and Colorado, which are both undeveloped and at this stage without proved reserves associated with them.

A related party controls a significant percentage of our outstanding common stock, which may enable it to control many significant corporate actions and may prevent a change in control that would otherwise be beneficial to our stockholders.

Entities related to or controlled by Christian Russenberger beneficially owned approximately 27.2% of our common stock as of December 10, 2013.  The control and/or significant influence held by this shareholder may have a substantial impact on matters requiring the vote of common shareholders, including the election of our directors and most of our corporate actions. Such control could delay, defer or prevent others from initiating a potential merger, takeover or other change in control that might benefit us and our shareholders. Such control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

Christian Russenberger, a related party and significant shareholder, is President of Global Project Finance AG, our most significant creditor.

Our convertible debentures could significantly dilute the interests of shareholders.

Our 8.5% convertible debentures, in the aggregate principal amount of $6,956,292 are presently convertible into shares of our common stock at any time prior to their maturity dates at conversion prices of $0.10 and $0.15, subject to adjustments for stock splits, stock dividends, stock combinations and other similar transactions.  The conversion prices of the convertible debentures could be further lowered, perhaps significantly, in the event of our issuance of common stock below the convertible debentures’ conversion price, either directly or in connection with the issuance of securities that are convertible into, or exercisable for, shares of our common stock.

In addition, to date we have issued five-year warrants to the holders of the convertible debentures.  The warrant holders are entitled to purchase an aggregate of 52,113,023 shares of our common stock at exercise prices ranging from $0.12 to $0.28 per share, inclusive of warrants issued in consideration of certain waivers and amendments during our fiscal years ended September 30, 2012 and 2011.  Both the number of warrants and the exercise price are subject to potential adjustments which could result in further dilution to our stockholders.

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

Through a series of waivers and amendments we are no longer currently required to make interest payments on the majority of our debt portfolio. However we continue to accrue approximately $4,200,000 in interest expense on our debt portfolio on an annual basis. If we do not have cash to make interest payments at the time these interest accruals come due we may have to issue additional shares of our common stock, warrants, and or options.

The issuance of shares upon exercise of outstanding warrants and options may cause immediate and significant dilution to our existing stockholders.

As of September 30, 2012, we have issued warrants and options to purchase a total of 123,858,023 shares of common stock.  The issuance of shares upon exercise of warrants and options may result in significant dilution to the interests of our existing stockholders.

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

We depend on the performance of our executive officer and principal accounting officer. The loss of our key employees could negatively impact our ability to execute our strategy.  We do not maintain key person life insurance policies on our employees.

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

As we do not operate all of the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties.

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

Location and Characteristics

Our headquarters are located at 910 16th Street, Suite 208, Denver, Colorado, 80202.  We currently occupy approximately 100 square feet of space and annual rent expense amounts to approximately $3,300.

As of September 30, 2012, we owned eleven well bores in the Buckskin Mesa and a 24% interest in the Beetaloo Basin project (7,000,000 gross and 1,750,000 net acres), through an equity investment in Falcon Australia.  We also own a 50% interest in two exploration permits related to approximately 1,500,000 gross acres which are also in the Beetaloo Basin.

Plan of Operations

In fiscal 2012, we continued to focus on pursuing our applications for exploration permits in Australia, as well as pursuing opportunities related to these permits in the Beetaloo Basin. Upon the grant of these permits in August 2012, our focus was with our Joint Venture partner to seek out on opportunities on the prospect acreage. We will continue to pursue opportunities to realize some type of return in our Buckskin Mesa wellbores. We will continue to attempt to further reduce operating costs and attempt to reduce/renegotiate our debt, accounts payable and other liabilities.

Oil and Gas Reserves

As of September 30, 2012 and 2011, we had no oil and gas reserves.

Production Volumes, Average Sales Prices and Average Production Costs

During the years ended September 30, 2012, 2011 and 2010, we did not have any oil or gas production.

Productive Wells

As of September 30, 2012 and 2011, we did not have any producing wells.

Oil and Gas Drilling Activities

During the years ended September 30, 2012 and 2011, we did not participate in any drilling activity.

Oil and Gas Interests

As of September 30, 2012 and 2011, we had no interests in any undeveloped acreage positions. Undeveloped acreage refers to acreage that has not been placed in production.

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

Depreciation, Depletion, Amortization and Accretion

Depreciation expense was $1,808 in 2012 and $1,472 in 2011. We did not record any depletion, amortization or accretion during the 2012 or 2011 periods.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this report, there are no legal proceedings filed or threatened (to our knowledge) against or involving the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on the OTC bulletin board on April 20, 2005, under the symbol “DGEO,” and has been trading under the symbol “PHUN” since August 21, 2006. The following table sets forth the high and low bid prices per share of our common stock, as reported on the OTC Link for the periods indicated.

Quarter Ended	High	Low
December 31, 2010	$0.03	$0.01
March 31, 2011	$0.05	$0.02
June 30, 2011	$0.03	$0.02
September 30, 2011	$0.03	$0.01
December 31, 2011	$0.03	$0.01
March 31, 2012	$0.02	$0.01
June 30, 2012	$0.01	$0.00
September 30, 2012	$0.02	$0.01

On December 13, 2013 the last sale price for our common stock was $0.0075.

Holders and Dividends

We have neither declared nor paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain cash to finance operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in accordance with applicable corporate law.

As of December 10, 2013, there were 207 record holders of our common stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended September 30, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

Not Required by Form 10-K for Smaller Reporting Companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

Results of Operations - Year Ended September 30, 2012 versus Year Ended September 30, 2011

Oil and Gas Revenues – Oil and gas revenues were $nil and $nil for the fiscal years ended September 30, 2012 and 2011, respectively. We sold our only revenue producing assets as of December 1, 2008.

Other Operating Expenses – Other operating expenses increased $407,900 or 100% in 2012 to $407,900 from $nil in the 2011 period. Other operating expenses related to accrued liabilities recorded in connection with mechanical integrity tests and liabilities accrued in connection with  fines levied against the Company by the Colorado Oil and Gas Conservation Commission (“COGCC”).

General and Administrative – During 2012, general and administrative expenses were $1,369,938 as compared to $1,439,461 in fiscal 2011, representing a decrease of $69,523 or 5%. The following table highlights significant general and administrative expenses for the respective periods:

	Period Ending September 30,
	2012	2011	Change
Payroll	$606,533	$498,835	$107,698	22%
Consulting legal and professional	193,724	194,032	(308)	0%
Stock - based compensation expense	145,459	211,888	(66,429)	-31%
Investor relations	-	289	(289)	-100%
Insurance, office and other	424,222	534,417	(110,195)	-21%
Total	$1,369,938	$1,439,461	$(69,523)	-5%

Payroll Expense – As of September 30, 2012, the rightsizing of our labor force was complete as we had reduced the workforce from 30 full time equivalents as of March 31, 2009 to two full time equivalents.  Payroll expense increased $107,698 from the prior year due to increases in salary accruals primarily related to the payment of directors fees for the five directors of our wholly owned subsidiary, Sweetpea.

Consulting legal and professional fees – Decreased $308 or 0%. Included in this expense category are legal expenses both domestic and in Australia, as well as domestic professional fees and consulting fees incurred in Australia. Essentially unchanged from the prior period, current period costs were due to the Company’s continued efforts related to the sale of its interests in the Beetaloo Basin prospect coupled with efforts to obtain two exploration permits in Australia which were granted to us in August 2012.

Stock-Based Compensation– Decreased to $145,459 in 2012 from $211,888 in 2011, a decrease of $66,429. This 31% decrease results from grants of options during the period being valued at a lower intrinsic value caused by significant declines in the value of our common stock.

Investor Relations – Decreased to $0 in 2012 from $289 in 2011. This 100% decrease is due primarily to our focus on expense management and the status of our business.

Insurance, Office and Other – Decreased to $424,222 in 2012 from $534,417 in 2011 a decrease of $110,195.  This 21% decrease is primarily due to decreases in our insurance coverage for directors and officers, and a decrease in accounting and audit fees.

Depreciation, Depletion, Amortization and Accretion – Depreciation expense was $1,808 in 2012 and $1,472 in 2011, respectively, related to furniture and equipment. We did not record any depletion, amortization or accretion during the 2012 and 2011 periods.

Other Costs and Expenses

Interest Expense – During 2012, interest expense was $5,561,085 in comparison to $5,501,282 incurred in 2011. The $59,803 increase in interest expense, or 1% during the 2012 period, results from a true-up of interest rates on our largest debt instruments, partially offset by interest rate reductions in connection with amendments to existing debt instruments in March 2010 and non-cash charges incurred in connection with this debt restructure in the 2010 period, offset by non-cash interest charges incurred in the current period related to our settlement related to amounts included in other accrued liabilities and as described more fully herein.

Net Loss – Our net loss of $6,947,603 in 2012 compared to the loss of $7,013,787 in 2011 represents a decrease of $66,184 or 1%, resulting from a decrease in General and Administrative expenses as delineated above, income from the Company’s joint venture, and gain from equity method investment, offset by other operating expenses.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the years ended September 30, 2012 and 2011 includes explanatory paragraphs relating to substantial doubt and uncertainty of our ability to continue as a going concern.  We have generated a cumulative net loss of $299,935,194 and our current liabilities exceeded our current assets by $17,768,504 as of September 30, 2012. For our 2014 fiscal year, we expect that we will be able to fund, on a very limited basis, overhead expenses from the proceeds of sales of our Falcon shares. We do not believe we will be investing cash in our properties in the foreseeable future. Our ability to establish ourselves as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations. Management continues to negotiate with the Company’s various creditors.  However, our ability to establish ourselves as a going concern is dependent upon our ability to either refinance our currently outstanding obligations or obtain additional funding and there are no assurances either of these can occur in the foreseeable future.

Plan of Operation

Colorado

In fiscal year 2014, we will continue to focus on exploring alternative financing and/or working interest partners to further explore opportunities related to our eleven wellbores in the Buckskin Mesa.

Australia

During fiscal 2014, with our joint venture partner we plan to focus on executing and implementing a strategy for our participation in exploration and development efforts in the Beetaloo Basin project area located in Australia where we own with our Joint Venture Partner two exploration permits related to 1.5 million acres. We will continue to pursue the grant of an additional pending permit application in the Beetaloo Basin.

Liquidity and Capital Resources

Our most recent year ended September 30, 2012 continued to be a year of significant transition for us. Our cash flows from operations continued to be insufficient for us to meet our operating commitments.  Given these circumstances, our primary goal during 2012 was to ensure liquidity to continue in existence, and further our exploration activities, on a limited basis, on our remaining properties. We continued to seek financing transactions, and to seek development partners for our Buckskin Mesa Project in Colorado and with our Joint Venture Partner in the Beetaloo Basin Project in Australia.

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

As of September 30, 2012, our current liabilities exceed our current assets by $17,768,504 and we had an unrestricted cash balance of $61,018. As of September 30, 2011 our current liabilities exceed our current assets by $14,561,719 and we had an unrestricted cash balance of $65,759; accordingly our working capital deficit increased by $3,206,785 during 2012 primarily as a result of the decreases in the value of our remaining current assets coupled with increases in current liabilities, specifically accrued interest recorded in connection with the settlement of contingent liabilities.

Cash Flow – Year Ended September 30, 2012 versus Year Ended September 30, 2011

Net cash used in or provided by operating, investing and financing activities for the years ended September 30, 2012 and 2011 were as follows:

	Year Ended September 30,
	2012	2011
Net cash (used) in operating activities	$(701,377)	$(945,286)
Net cash provided by investing activities	$696,636	$935,421

Net Cash (Used in) Operating Activities.  Net cash used in operating activities of $701,377 and $945,286 for the years ended September 30, 2012 and 2011, respectively, are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by Investing Activities.   Net cash provided by investing activities decreased by $238,785 in 2012 as compared to 2011. The decrease in cash provided is primarily attributed to a decrease in the number of shares of our marketable securities sold to fund our operations during the 2012 period, partially offset by cost recovery of certain oil and gas properties.

Financing Transactions

We did not enter into any financing transactions during the fiscal years ended September 30, 2012 and 2011.

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

Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying the average of first-day-of-the-month oil and gas prices during the 12-month fiscal period, to estimated future production of proved oil and gas reserves as of year-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. As of September 30, 2012 and 2011 we had no capitalized costs or reserves.

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

The Company periodically reviews the carrying value of its long-term assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable.  If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if impairment exists. If an impairment exists, the Company would determine the fair value by using quoted market prices, if available for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income on the Company’s consolidated statement of comprehensive income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  This update does not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements of the Company, but does require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  This standard is effective prospectively for reporting periods beginning after December 15, 2012.  We are currently evaluating the impact of adopting this guidance.

In February 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date,” which requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We are currently evaluating the impact of adopting this guidance.

In March 2013, the FASB issued ASU No. 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This standard is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We are currently evaluating the impact of adopting this guidance.

In July 2013, the FASB issued, ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 addresses the diversity in practice that exists for the balance sheet presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. Under this ASU, an unrecognized tax benefit, or portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when specific conditions are met as outlined in the ASU.  When these specific conditions are met, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date.  We are currently evaluating the impact of adopting this guidance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by Form 10-K for Smaller Reporting Companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To the Board of Directors of
PetroHunter Energy Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheets of PetroHunter Energy Corporation (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ (deficit) and comprehensive (loss), and cash flows for each of the years then ended. PetroHunter Energy Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetroHunter Energy Corporation as of September 30, 2012 and 2011, and the results of its consolidated operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that PetroHunter Energy Corporation will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. As discussed in Note 2, certain factors indicate substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

As discussed in Notes 3, 4, 5, 10 and 14, the Company has numerous significant transactions with related parties.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
December 16, 2013

www.eidebailly.com

5299 DTC Blvd., Ste. 1000  |  Greenwood Village, CO 80111-3329  |  TF 877.882.9856  |  T 303.770.5700  |  F 303.770.7581  |  EOE

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
ASSETS	2012	2011
Current Assets
Cash and cash equivalents	$61,018	$65,759
Receivables
Restricted marketable securities	—	650,000
Prepaid expenses and other assets	28,587	33,930
TOTAL CURRENT ASSETS	89,605	749,689

Furniture and equipment, net	—	1,808
	—	1,808
Other Assets
Restricted cash	85,000	85,000
Deposits and other assets	150	555
TOTAL ASSETS	$174,755	$837,052

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$2,872,676	$2,619,560
Convertible notes payable	417,873	717,873
Notes payable –related party	2,722,060	2,722,060
Accrued interest payable	179,958	204,517
Accrued interest and fees payable – related party	666,186	100,000
Other accrued liabilities	10,260,134	8,605,147
Asset retirement obligation	739,222	342,251
TOTAL CURRENT LIABILITIES	17,858,109	15,311,408

Notes payable – related party	40,759,000	40,759,000
Convertible notes payable	6,538,419	6,238,419
Accrued interest and fees payable – related party	9,378,393	6,464,524
Accrued interest payable	1,430,576	840,850
Asset retirement obligation	—	396,971
TOTAL LIABILITIES	75,964,497	70,011,172

Stockholders’ Deficit
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; 439,373,853 and 439,078,759 issued and outstanding at September 30, 2012 and 2011, respectively	439,374	439,079
Additional paid-in-capital	223,710,442	223,493,218
Other comprehensive (loss)	(4,364)	(118,826)
Accumulated deficit	(299,935,194)	(292,987,591)
TOTAL STOCKHOLDERS’ DEFICIT	(75,789,742)	(69,174,120)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$174,755	$837,052

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2012	Year Ended September 30, 2011
Revenues
Oil and gas revenues	$—	$—
Other revenues	—	—
Total Revenues	—	—

Operating Expenses
Other operating expense	407,900	—
General and administrative	1,369,938	1,439,461
Depreciation expense	1,808	1,472
Total operating expenses	1,779,646	1,440,933
Loss from Operations	(1,779,646)	(1,440,933)

Other Income (Expense)
Interest income	151	57
Interest expense	(5,561,085)	(5,501,282)
Loss on sale of marketable securities	(143,373)	(27,647)
Gain recognized in connection with debt restructure	—	1,618
Income from Joint Venture	355,434	—
Gain from equity method investment	177,518	—
Other income (expense)	3,398	(45,600)
Total other income (expense)	(5,167,957)	(5,572,854)
Net Loss	$(6,947,603)	$(7,013,787)
Net loss per common share — basic and Diluted	$(0.02)	$(0.02)
Weighted average number of common Shares outstanding — basic and diluted	439,373,853	439,078,759

See accompanying notes to consolidated financial statements

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) AND
COMPREHENSIVE LOSS

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's (Deficit)	Total Comprehensive Loss
Balance, September 30, 2009	380,468,544	$380,468	$215,575,521	$(279,218,686)	$—	$(63,262,697)	$(206,592,386)
Common Stock Issued in connection with modification of terms related party debt	5,000,000	5,000	145,000	—	—	150,000	—
Additional Paid in Capital associated with debt forgiveness- related party	48,391,520	48,392	6,000,548	—	—	6,048,940	—
Additional Paid in Capital associated with re-pricing of warrants related party	—	—	31,200	—	—	31,200	—
Common Stock Issued in connection with debt restructure	5,218,695	5,219	173,167	—	—	178,386	—
Additional Paid in Capital associated with re-issuance of warrants	—	—	1,036,386	—	—	1,036,386	—
Other comprehensive income	—	—	—	—	144,160	144,160	144,160
Stock-based compensation	—	—	319,508	—	—	319,508	—
Net Loss	—	—	—	(6,755,118)	—	(6,755,118)	(6,755,118)
Balance, September 30, 2010	439,078,759	$439,079	$223,281,330	$(285,973,804)	$144,160	$(62,109,235)	$(213,203,344)
Other comprehen-sive income	—	—	—	—	(262,986)	(262,986)	(262,986)
Stock-based compensation	—	—	211,888	—	—	211,888	—
Net Loss	—	—	—	(7,013,787)	—	(7,013,787)	(7,013,787)
Balance, September 30, 2011	439,078,759	$439,079	$223,493,218	$(292,987,591)	$(118,826)	$(69,174,120)	$(220,480,117)
Other comprehensive income	—	—	—	—	114,462	114,462	114,462
Stock-based compensation	—	—	145,459	—	—	145,459	—
Common Stock Issued in connection with debt modification	295,094	295	11,508	—	—	11,803	—
Warrants Issued In Connection With Debt Modification	—	—	60,257	—	—	60,257	—
Net Loss	—	—	—	(6,947,603)	—	(6,947,603)	(6,947,603)
Balance, September 30, 2012	439,373,853	$439,374	$223,710,442	$(299,935,194)	$(4,364)	$(75,789,742)	$(227,313,258)

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2012	Year Ended September 30, 2011
Cash flows used in operating activities
Net loss	$(6,947,603)	$(7,013,787)
Adjustments used to reconcile net loss to net cash used in operating activities:
Stock based compensation	145,459	211,888
Depreciation	1,808	1,472
Gain on equity method investment	(177,518)	—
Loss on abandonment	—	7,138
Loss (gain) on sale of marketable securities	143,373	(13,463)
Non cash interest expense incurred in connection with debt restructure forgiveness	19,955	—
Gain on forgiveness of debt	—	(1,618)
Changes in operating assets and liabilities:
Receivables	—	13,204
Prepaid expenses and other assets	5,748	130,632
Accounts payable and accrued expenses	2,799,014	2,224,613
Due to related parties	3,308,387	3,494,635
Net cash (used) in operating activities	(701,377)	(945,286)

Cash flows provided by investing activities
Proceeds from sale of oil and gas properties	197,374	—
Proceeds from sale of marketable securities	499,262	935,421
Net cash provided by investing activities	696,636	935,421
Net (decrease) in cash and cash equivalents	(4,741)	(9,865)

Cash and cash equivalents, beginning of period	65,759	75,624
Cash and cash equivalents, end of period	$61,018	$65,759

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2012	Year Ended September 30, 2011
Supplemental schedule of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities
Common shares issued in connection with debt forgiveness	$11,803	$—
Warrant value associated with re-pricing of stock purchase warrants issued in connection with amendments to debt instruments	$60,257	$—
Marketable securities issued in connection with settlement of related party debt	$116,000	$—

See accompanying notes to consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Basis of Presentation

We are an oil and gas exploration company, and we currently own oil and gas leasehold interests located in Western Colorado (Piceance Basin) and in Australia (Beetaloo Basin) through our wholly-owned subsidiary, Sweetpea Petroleum Pty Ltd. (“Sweetpea”).  We are incorporated in the State of Maryland.

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

Effective January 1, 2007, we acquired all of the common shares of Sweetpea.

Unless otherwise noted in this report, any description of “us” or “we” refers to PetroHunter Energy Corporation and its subsidiaries.

Financial information in this report is presented in U.S. dollars.

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting – The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The report of our independent registered public accounting firm on the financial statements for the years ended September 30, 2012 and 2011 includes an explanatory paragraph relating to substantial doubt and uncertainty of our ability to continue as a going concern.  As shown in the accompanying statements of operations, we have an accumulated deficit of $299,935,194 and a net loss of $6,947,603 for the year ending September 30, 2012, and as of that date our current liabilities exceeded our current assets by $17,768,504. The Company’s ability to meet its contractual obligations and remit payment to its creditors depends on its ability to generate additional financing.  PetroHunter's management continues to explore arrangements whereby it may raise additional capital through the sale of existing assets and/or through joint ventures related to its pending permit applications. However, there are no assurances the plans of the Company will result in its ability to raise funds through debt or equity financing. If the Company is unable to execute these plans it may have to curtail operations further or cease operations.

Cash and Cash Equivalents – We consider investments in highly liquid financial instruments with an original stated maturity of three months or less to be cash equivalents.

Other Comprehensive Income (Loss) – FASB ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statement that is displayed with the same prominence as other financial statements.  The Company’s comprehensive loss consists of foreign currency translation adjustments and recognized gains in connection with mark to market adjustments on its marketable securities and it is presented in the accompanying consolidated statements of stockholders’ deficit and comprehensive loss.

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value – We apply the provisions of FASB ASC 820, “Fair Value Measurements.” The carrying amounts reported in the consolidated balance sheets for cash, receivables, marketable securities, prepaid assets, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Fair values of assets and liabilities measured on a recurring basis as of September 30, 2012 and 2012 included restricted and unrestricted marketable securities, recorded at fair values of $nil and $650,000, respectively, which had quoted prices in active markets for identical assets (level 1) of  $nil and $650,000, respectively.

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

Marketable Securities – We have accounted for marketable securities with FASB ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.” We accounted for marketable securities by marking to market with unrealized gains and losses reflected as a component of Other Comprehensive Income (Loss), until such gains or losses become realized, at which time they are then recognized in our statement of operations. In addition, in circumstances where significant price declines were experienced subsequent to the balance sheet date, we considered whether such declines were other than temporary. After considering our expected holding period, we would have recorded a provision for impairment in the event we did not expect the value of the securities to recover from such a decline in market value. We considered our accounting for marketable securities to involve significant management judgment that is subject to estimation.

Oil and Gas Properties– The Company historically applied the full cost method of accounting for its oil and gas properties. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, were capitalized within a cost center on a by country basis. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depletion of oil and gas properties was computed on the units-of-production method based on proved reserves. This includes estimates of future development costs of proved undeveloped reserves.

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets approximating seven years.

Reclassifications – Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

Restricted Cash – Restricted cash consists of certificates of deposit, underlying letters of credit for exploration permits, state and local bonds.

Share-Based Compensation – We use the Black-Scholes option-pricing model to determine the fair-value of stock-based awards in accordance with FASB ASC 718, “Stock Compensation.”   The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s expected term is calculated using the plain vanilla method and represents the period that

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock-based awards are expected to be outstanding. The expected stock price volatility is based on the Company’s historical stock prices.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income on the Company’s consolidated statement of comprehensive income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  This update does not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements of the Company, but does require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  This standard is effective prospectively for reporting periods beginning after December 15, 2012.  We are currently evaluating the impact of adopting this guidance.

In February 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date,” which requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We are currently evaluating the impact of adopting this guidance.

In March 2013, the FASB issued ASU No. 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This standard is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We are currently evaluating the impact of adopting this guidance.

In July 2013, the FASB issued, ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 addresses the diversity in practice that exists for the balance sheet presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. Under this

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU, an unrecognized tax benefit, or portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when specific conditions are met as outlined in the ASU.  When these specific conditions are met, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date.  We are currently evaluating the impact of adopting this guidance.

Note 3 - Restricted Cash and Marketable Securities

As of September 30, 2012 and 2011, long term restricted cash consists of $85,000 in certificates of deposit and letters of credit for exploration permits and state and local bonds.

As of September 30, 2012, we have recorded $nil in marketable securities on our Consolidated Balance Sheet. As of September 30, 2011, we had recorded $650,000, representing 5,000,000 shares of Falcon common stock that we held on this date. The 5,000,000 shares of Falcon were restricted through various agreements wherein they had been pledged as collateral. As described in Note 2, we have accounted for these securities in accordance with FASB ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.” During the fiscal year ended September 30, 2012, 4,200,000 shares of Falcon Stock were sold resulting in losses of $143,373, versus disposition of marketable securities for the fiscal year ended September 30, 2011, which resulted in the recording of a gain of $27,647. During the fiscal year ended September 30, 2012 we transferred 800,000 Falcon shares to a related party in connection with the extinguishment of $96,045 in advances fees payable resulting in a loss on extinguishment of $19,955.

Note 4- Fair Value Measurement and Disclosure

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30:
	Quoted Prices In an Active Market for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Total as of September 30, 2010	$1,145,841	$-	$-	$1,145,841
Sales and change in market value- marketable securities	$(365,241)	$-	$-	$(365,241)
Marketable equity securities - Falcon	650,000	-	-	650,000
Transfers – certificates of deposit	(45,600)	-	-	(45,600)
Restricted certificates of deposit and letters of credit	85,000	-	-	85,000

Total as of September 30, 2011	$735,000	$-	$-	$735,000
Sales and change in market value- marketable securities	(650,000)	-	-	(650,000)
Marketable equity securities - Falcon	-	-	-
Restricted certificates of deposit and letters of credit	85,000	-	-	85,000
Total as of September 30, 2012	$85,000	$-	$-	$85,000

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Equity Investment and Joint Venture Agreement

Investment

In April 2010, we and Sweetpea, as bound by an agreement executed in December 2009, and Falcon and its wholly owned subsidiary, Falcon Oil & Gas Australia Pty Ltd (“Falcon Australia”), closed a transaction wherein Sweetpea received an initial 25% equity interest in Falcon Australia in exchange for its remaining undivided 25% interest in four exploration permits in the Beetaloo Basin, in the Northern Territory, Australia. The result of this transaction was the re-consolidation of the interests in the exploration permits into one entity and the creation of a vehicle for fundraising and exploration and development activities in the Beetaloo Basin. The ownership of Falcon Australia immediately following the closing of the transaction was 75% by Falcon and 25% by Sweetpea.

We have accounted for our investment in Falcon Australia in accordance with FASB ASC Topic 323, “Investments- Equity Method & Joint Ventures.”  Our basis in the 50,000,000 shares of Falcon Australia we received was recorded at the historical cost of the identifiable assets given in consideration valued at $1,987,244 related to costs incurred in connection with the Shenandoah#1A well in the Beetaloo Basin Australia, net of related liabilities relieved and net of related accrued GST taxes of $1,838,091, resulting in the recording of a net equity investment of $149,153 as of the date of the transaction.

In June 2010, Falcon Australia raised $4,900,000 in accordance with the terms of a private placement memorandum. As a result of this financing transaction, our ownership interest was diluted to 24%.

We recorded no income or loss related to our investment during the fiscal year ended September 30, 2011, activity for the period ended September 30, 2011 was not considered to be material.

As of September 30, 2012, our equity method investment in Falcon Australia consisted of 50,000,000 shares of common stock in the investee. We did not record any income or loss related to the investment for the period ended September 30, 2012.  We have recorded gains in connection with the equity method investment of $177,518 for the fiscal year ended September 30, 2012 related to the extinguishment of a Goods and Services Tax ("GST") payable to the Australian tax authorities that was extinguished by Falcon on behalf of Sweetpea.  As of September 30, 2012 and 2011, the Company's investee, Falcon Australia, had no proved oil or gas reserves.

Joint Venture Agreement

On August 2011, we entered into a Joint Venture and Operating Agreement with Paltar Petroleum Ltd (“Paltar”), and received an initial $150,000 cash from Paltar as partial consideration of an option to purchase a 50% interest in our permit applications in the Beetaloo Basin in Australia. Paltar is controlled by Marc Bruner a related party. Through August 28, 2012, we received additional cash of $205,434 related to the Joint Venture and Operating Agreement. On August 28, 2012, the date that the underlying permit applications were granted, we recorded the initial cash consideration of $150,000 and the additional $205,434 as income related to the Joint Venture and Operating Agreement.

Note 6 — Oil and Gas Properties

Summary – We have recorded no value related to oil and gas properties at September 30, 2012 and 2011.

Australia

During fiscal 2007 we drilled the Shenandoah #1 well located in the Beetaloo Basin in the Northern Territory of Australia. At that time we owned 100% of the working interest in this well and related leasehold interest. This well is located on oil and gas leasehold interest we held through four exploration permits that included 7,000,000 acres. In periods subsequent, we sold 75% of our 100% working interest in this well and the related acreage to Falcon Australia, which now operates the project. During fiscal 2009, we participated in the deepening of this well, the Shenandoah #1A, which is shut-in awaiting additional expenditure. In fiscal 2010, we conveyed our remaining 25% interest in the prospect to Falcon Australia, in exchange for 50,000,000 shares in that entity (Note 5).

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had applied for three additional exploration permits in the Northern Territory in Australia covering an additional 1.8 million acres that are adjacent to the Beetaloo Basin Project acreage.  On August 28, 2012, two of the three permits covering 1.5 million acres were granted, and we remain in negotiation related to the third permit. During the fiscal year ended September 30, 2011, we granted an option acquire a 50% interest in the two exploration permits, to a related party. As partial consideration for this option we received initial cash consideration of $150,000. This amount had been included in accounts payable and accrued liabilities on our consolidated balance sheet as of September 30, 2011. (Note 14) Additional consideration in the amount of $205,434 was received related to the option to purchase the 50% interest in these permits between September 30, 2011 and August 28, 2012.

US Projects – Piceance Basin

Buckskin Mesa Project – The Buckskin Mesa Project area was purchased on September 17, 2005 from MAB Resources, LLC, then a related party, subject to certain agreements with Daniels Petroleum Company ("DPC").  The property is located in the northern part of the Piceance Basin in Rio Blanco County, Colorado.  The acquisition included 20,000 net acres and six previously drilled that were shut-in. We drilled five wells on this acreage and attempted to complete three of these wells in the first quarter of 2009. All eleven wells are currently shut-in.

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

As of September 30, 2012, we remained the operator or record of eleven wellbores in the project area. (Note 9)

The following is a summary of depreciation, depletion, amortization and accretion, as reflected in the consolidated statements of operations (including depreciation, depletion and amortization of oil and gas properties per thousand cubic feet of natural gas equivalent) for the years ended September 30:

	2012	2011
Depreciation of furniture and equipment	$1,808	$1,472
Total	$1,808	$1,472

Note 7 — Furniture and Equipment

Furniture and equipment at September 30, 2012 and 2011 is reported at cost, net of accumulated depreciation and consisted of the following:

	2012	2011
Furniture and equipment	$8,196	$8,196
Less accumulated depreciation	(8,196)	(6,388)
Total	$-	$1,808

Depreciation expense associated with office furniture and equipment was $1,808 and $1,472 for the years ended September 30, 2012 and 2011, respectively.

Note 8 — Other Accrued Liabilities

Liabilities Due Clear Creek Energy Services

On April 11, 2008, we closed the sale of certain natural gas gathering assets in our Buckskin Mesa project for $700,000 in cash consideration, and simultaneously entered into a gas gathering agreement with Clear Creek Energy

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended September 30, 2009, we deemed that the completion of this gathering system was economically unfeasible for us and we ceased pursuing its completion.  As per our initial agreement with CCES, all amounts payable came due within 20 days of demand. In May 2009, we received a demand notice from CCES. We held discussions with CCES management between September 2009 and November 2011 to develop a mutually agreeable settlement.  In November 2011 we reached an agreement with CCES related to additional costs incurred by CCES to remediate the gathering system and additional charges incurred by CCES in connection therewith. In connection with this agreement we recorded an additional $1,331,816 in accrued liabilities. We have recorded additional finance charges in our consolidated statement of operations for the periods ended September 30, 2012 and 2011 and these amounts have been included as components of interest expense. As of September 30, 2012 and 2011, the liability due to CCES amounted to $10,252,216 and $9,005,129 respectively. CCES has a lien on the Buckskin Mesa well bores.

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
Our asset retirement obligation liability as of September 30, 2012 and 2011 is summarized below:

	2012	2011
Beginning asset retirement obligation	$739,222	$769,478
Liabilities incurred	—	—
Liabilities settled	—	(30,256)
Revisions to estimates	—	—
Accretion expense	—	—
Ending asset retirement obligation	$739,222	$739,222

In addition to the asset retirement obligation liabilities additional liabilities of $287,900 have been recorded by the Company in connection with other environmental obligations related to its wellbores. In May 2011, the Company was served with notification of failure to perform mechanical integrity tests on four of the eleven wellbores for which it is still the operator of record. In December 2011, the Company performed mechanical integrity tests (“MIT’s”) on one of the subject wellbores to the satisfaction of the Colorado Oil and Gas Conservation Commission

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(“COGCC”). The remaining tests were not performed due to cash constraints. In June 2013, the Company was notified that it had been levied fines with a maximum potential fine of $120,000 related to the failure to perform the MIT’s. Included in the liability above is the $120,000 maximum penalty and the anticipated costs of performing the required MIT’s on the three wellbores. These amounts have been recorded as components of Other Accrued Liabilities on our consolidated balance sheet as of September 30, 2012.

Subsequent to September 30, 2012, the Company commenced the mechanical integrity tests.

Note 10 — Notes Payable

Notes payable as of September 30, 2012 and 2011 are summarized below:
	2012	2011
Convertible notes payable	$417,873	$717,873
Convertible notes payable	$417,873	$717,873

Notes payable – related party – short-term
Bruner Family Trust	$2,722,060	$2,722,060
Notes payable – related party, short term	$2,722,060	$2,722,060

Convertible notes payable	$6,538,419	$6,238,419
	$6,538,419	$6,238,419

	2012	2011
Long-term notes payable – related party
Global Project Finance AG	$40,650,000	$40,650,000
Bruner Family Trust	109,000	109,000
Long-term notes payable – related party	$40,759,000	$40,759,000

A description of our notes payable as of September 30, 2012 and 2011 is as follows:

Bruner Family Trust – At various times during 2008, we entered into five promissory notes with the Bruner Family Trust, a related party.  Each note accrues interest at LIBOR plus 3% per annum and was originally due 12 months from each note’s respective date of issuance.  A note for $2,408,060 was originally due on November 13, 2008, but was extended by the lender.  The remaining four notes were originally due in February, March (2) and August 2009.  We continue to receive waivers from the lender on a periodic basis related to our covenant violations and in relation to our default and failure to make scheduled principal and interest payments. The possibility exists that the lender will call all amounts due at the end of each waiver period. As of September 30, 2012, accrued interest relating to these notes was $527,187, and the total note balance was $2,828,060 of which $2,722,060 is classified as a short term liability.

Convertible notes payable

Convertible notes payable as of September 30, are summarized below:

	2012	2011

Convertible debentures – face value at issuance	$6,956,292	$6,956,292
Relative fair value assigned to warrants	(3,532,000)	(3,532,000)
Relative fair value of beneficial conversion feature	(3,424,292)	(3,424,292)
Net book value of convertible debentures at issuance	—	—
Accumulated accretion	6,956,292	6,956,292
Net book value	$6,956,292	$6,956,292

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A January 2009 waiver and amendment agreement with the purchasers extended the effective date of the registration statement to February 28, 2009, waived the penalties for not having the registration effective by the amended deadline of December 31, 2008, and waived as events of default under the debentures: (i) the failure to pay the January 1, 2009 interest installment; (ii) our sale of an interest in our properties to Falcon; (iii) recent loans; and (iv) the placing of liens on our Buckskin Mesa wells and properties and pledge of our shares of Falcon stock.  We agreed to pay the interest installment due January 1, 2009 by April 1, 2009, together with late fees of 18% per annum, and to issue warrants to purchase our common stock in an amount equal to 2% of the shares each purchaser received with the original agreement.  A waiver and amendment agreement relating to the above Registration Rights Agreement was signed by all investors in May 2009 and the holders agreed that PetroHunter would not have to register the shares underlying the warrants until the warrants were “in the money”.  The waiver indicated that the trading price of the stock must exceed the warrant exercise price for at least 20 consecutive trading days before the registration commitment is triggered.  Once the warrants are “in the money”, we have 120 days to get a registration statement effective.

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

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The terms of the amendment agreement allow for conversion of the $6,538,419 in principal owed to be converted into shares of our common stock at $0.125 per share through December 31, 2011. From January 1, 2012 through December 31, 2014, this conversion price will decrease to $0.10 per share. We have considered FASB ASC-470-20 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion,” in connection with this conversion feature, and have not recorded any impact to our financial statements as of the date of issuance.

As of September 30, 2012, we have classified $6,538,419 related to the portion of the convertible notes wherein we have received waivers and amendments as long term liabilities, and $417,873 related to the un-amended portion of these notes as short term liabilities on our balance sheet. We have accrued $179,958 in interest related to the short term portion of these notes and $1,430,576 related to the long term portion of the notes as of September 30, 2012.

Global Project Finance AG – On October 10, 2007, we entered into a promissory note with Global Project Finance, AG (“Global”) a related party.  The entire balance on the notes was due and payable on December 31, 2008, along with the accrued interest. We received a waiver that extended the due date on this note through July 2009. The note is unsecured and the note balance at September 30, 2012 was $850,000. Accrued interest recorded in connection with this note as of September 30, 2012 was $213,741.

On January 9, 2007, we entered into a Credit and Security Agreement (the “January 2007 Credit Facility”) with Global in the amount of $15,000,000.  As of September 30, 2012 and September 30, 2011, amounts drawn against this facility were $15,000,000.

On May 21, 2007, we entered into a second Credit and Security Agreement with Global (the “May 2007 Credit Facility”) and we extended all the economic terms from the May 2007 Credit Facility retroactively to the January 2007 Credit Facility. Under the May 2007 Credit Facility, Global agreed to use its best efforts to advance up to $60,000,000 to us over the following 18 months. As of September 30, 2012 and 2011 amounts drawn against this facility were $24,800,000.

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

As of September 30, 2012 and 2011, the remaining cash portion of the advance fees payable incurred in connection with the two lines of credit in the amount of $585,000 and $706,045, incurred proportionately at 2% of each

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respective draw, has been accrued.  In October, 2011, we transferred 800,000 shares of our Falcon stock to Global Project Finance in satisfaction of certain amounts accrued as advance fees payable as of September 30, 2011.

In March 2010, in exchange in exchange for 5,000,000 shares of our common stock, Global executed an amendment to the existing $850,000 note payable bearing interest at 15%. The amendment granted us a relief of $286,664 in accrued interest related to the underlying note.  In addition all other defaults under the terms of the initial note dated October 10, 2007 were waived through December 31, 2014. The due date of the note, and all scheduled interest payments were extended through December 31, 2014. We will continue to accrue interest on the note at 8.5% per annum.  We recorded a $150,000 charge to interest expense related to the issuance of common stock in connection with this amendment.

In March 2010, in exchange for 48,391,420 shares of our common stock, Global executed an amendment to the existing $39,800,000 credit facilities bearing interest at the prime rate plus 6.75%. The amendment granted us a relief of $5,731,884 in accrued interest related to the underlying credit facilities.  In addition all other defaults under the terms of the January 2007 Credit Facility and May 2007 Credit Facility were waived through December 31, 2014. The maturity date of the facilities, and all scheduled interest payments were extended through December 31, 2014. We will continue to accrue interest on the credit facilities at 8.5% per annum.  We have recorded a $6,145,548 charge to additional paid in capital related to the issuance of common stock in connection with the relief of accrued interest, including $186,646 allocable to the $850,000 promissory note as discussed above. In accordance with FASB ASC 470-50-40-2 “Debt Modifications and Extinguishments,” no gain has been recognized due to the related party nature of the transaction.

The terms of the amendment agreement allow for conversion of $6,500,000 of principal amounts owed under the existing credit facility into shares of our common stock at $0.125 per share through December 31, 2011. From January 1, 2012 through December 31, 2014, this conversion price decreases to $0.10 per share. We have considered FASB ASC-470-20 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion,” in connection with this conversion feature, and have not recorded any impact to our financial statements as of the date of issuance.

As of September 30, 2012, we have accrued $8,721,652 in interest related to the lines of credit.

Note 11 — Stockholders’ Equity

Common Stock –We have authorized 1 billion shares of common stock and 100 million shares of preferred stock. As of September 30, 2012 and 2011, 439,373,853 and 439,078,759 shares of our common stock were issued and outstanding, respectively, and no shares of preferred stock were outstanding for either period.

Fiscal 2012 Transactions – During the year ended September 30, 2012, we issued 295,094 shares of our common stock at $0.04 per share in connection with the extension and modification of terms. The waiver and amendment agreement was executed by the noteholder in May 2010; however, the Company was not made aware of the conversion until after the end of the fiscal year ended September 30, 2012.

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

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended September 30, 2012 and 2011, our board of directors approved the grants of 8,000,000 and 8,000,000 options under the terms of the Plan, respectively.  The options vested 50% on the date of grant, and 50% on the first anniversary of the date of grant, are exercisable at $0.15 and expire five years from the date of grant.

At September 30, 2012 and 2011, 14,755,000 and 21,505,000 shares, respectively, remained available for grant pursuant to the Plan.

A summary of the activity under the Plan as of and for the years ended September 30, 2012 and 2011, are as follows (shares in thousands):
	Number of Shares	Weighted- Average Exercise Price
Options outstanding — September 30, 2010	14,945	$0.71
Options exercisable — September 30, 2010	10,747	$0.93

Granted	8,000	$0.15
Forfeited	(650)	$0.50
Expired	(3,800)	$2.10
Options outstanding — September 30, 2011	18,495	$0.19
Options exercisable — September 30, 2011	14,256	$0.20

Granted	8,000	$0.15
Forfeited	-	$-
Expired	(1,250)	$0.67
Options outstanding – September 30, 2012	25,245	$0.15
Options exercisable – September 30, 2012	21,230	$0.16

There have been no options exercised under the terms of the Plan since inception.

A summary of the activity and status of non-vested awards under the Plan as of and for the years ended September 30, 2012 and 2011, are as follows (shares in thousands):
	Number of Shares	Weighted Average Fair Value
Non-vested — September 30, 2010	4,198	$0.16
Granted	8,000	$0.15
Vested	(7,739)	$0.15
Forfeited	(220)	$0.21
Expired	—	$—
Non-vested — September 30, 2011	4,239	$0.15
Granted	8,000	$0.15
Vested	(8,224)	$0.15
Forfeited	—	$—
Expired	—	$—
Non-vested – September 30, 2012	4,015	$0.15

As of September 30, 2012, there was $30,178 of total deferred compensation cost related to non-vested share-based compensation arrangements.  We anticipate that this expense will be recognized in the fiscal year 2013.  The total fair value of shares vested during the years ended September 30, 2012 and 2011 was $23,554 and $211,888, respectively.

The fair value of each share-based award under all plans is estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table for the years and for the period ended September 30:

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012	2011
Expected option term — years	2.75	1-5
Weighted-average risk-free interest rate	0.35%	0.3%-1.4%
Expected dividend yield	0	0
Weighted-average volatility	145.55%	121%-136%

We have from time to time issued stock options to directors and non-employee consultants outside the Plan. During the year ended September 30, 2012, our Board of Directors approved the grant of 15,000,000 options outside the Plan. Grants outside the plan during the year ended September 30, 2011 amounted to 9,000,000.

A summary of the activity as of and for the years ended September 30, 2012 and 2011 is presented below (shares in thousands):
	Number of Shares	Weighted- Average Exercise Price
Options outstanding – September 30, 2010	10,750	$0.22
Options exercisable – September 30, 2010	6,375	$0.26
Granted	9,000	$0.15
Forfeited	(100)	$0.50
Options outstanding – September 30, 2011	19,650	$0.18
Options exercisable – September 30, 2011	15,150	$0.19
Granted	15,000	$0.15
Forfeited	(1,900)	$0.50
Options outstanding – September 30, 2012	32,750	$0.15
Options exercisable – September 30, 2012	25,250	$0.15

A summary of the status and activity of non-vested awards not under the Plan for the years ended September 30, 2012 and 2011 is as follows (shares in thousands):
	Number of Shares	Weighted- Average Fair Value
Non-vested — September 30, 2010	4,375	$0.01
Granted	9,000	$0.01
Vested	(8,875)	$0.01
Forfeited	—	$—
Non-vested – September 30, 2011	4,500	0.01
Granted	15,000	0.15
Vested	(12,000)	0.15
Forfeited	—	—
Non-vested – September 30, 2012	7,500	0.15

As of September 30, 2012, there was $56,584 in unrecognized compensation cost related to non-vested share based compensation arrangements not granted under the Plan. The total fair value of the shares vested during the year ended September 30, 2012 was $44,163.

Compensation Expense – For the fiscal years ended September 30, 2012 and 2011 stock-based compensation expense of $145,459 and $211,888 was charged to operations, respectively.

Subsequent to September 30, 2012, the Company issued an additional 23,000,000 options to purchase its common stock at $0.10 per share to officers, directors and outside consultants.

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Common Stock Warrants

Warrants– The following stock purchase warrants were outstanding at September 30, 2012 and 2011 (warrants in thousands):
	2012	2011
Number of warrants	65,863,023	72,094,223
Exercise price	$0.10-$2.10	$0.12-$2.10
Expiration date	2012-2014	2011-2014

Fiscal 2012 Transactions

We had no stock purchase warrant issuances during the year ended September 30, 2012. During the fiscal year ended September 30, 2012, 6,231,200 stock purchase warrants expired. Subsequent to September 30, 2012 an additional 7,250,000 warrants to purchase our common shares expired.

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

Bruner Family Trust– As of September 30, 2012, we owe $2,828,060 in principal and $527,187 in accrued interest to the Bruner Family Trust related to seven outstanding notes payable. We have recorded interest expense in the amount of $103,309 during the year ended September 30, 2012. As of September 30, 2012, we have received a waiver of default on all seven notes related to failure to make principal and interest payments, as well various debt covenant violations.

Equity Method Investment – In April 2010, we were issued 50,000,000 shares of common stock in Falcon Australia in consideration for our contribution of our 25% interest in four exploration permits related to 7 million acres in the Beetaloo Basin, Australia.  As of September 30, 2012 our interest in the investment was 24% and we have recorded no value related to the investment as a result of the dilutive impact of losses incurred during prior fiscal periods (Note 5).

Global Finance – As of September 30, 2012, we owe $40,650,000 in principal and $8,935,374 in accrued interest and fees payable to Global Finance AG. These amounts relate to an outstanding credit facilities, notes payable, and advance fees due.  During the years ended September 30, 2012 and 2011, we recorded interest expense exclusive of restructuring charges as discussed in Note 10 above of $3,503,889 and $3,714,696, respectively, related to the various instruments. During the fiscal year ended September 30, 2012 we transferred 800,000 shares of Falcon Stock to Global in connection with the extinguishment of $96,045 in advances fees. In connection with this extinguishment we recorded a loss of $19,955. During the fiscal years ended September 30, 2012 and 2011 we made cash payments of $25,000 and $51,500 to Global related to accrued advance fees payable.

Marketable Securities – As of September 30, 2012 and 2011, we have recorded restricted marketable securities of $nil and $650,000 respectively. These securities were received from a related party, Falcon, pursuant to the sale of a 50% interest in four exploration permits in Australia during fiscal year ended September 30, 2008.

On August 2011, we entered into a Joint Venture and Operating Agreement with Paltar Petroleum Ltd (“Paltar”), and received an initial $150,000 cash from Paltar as partial consideration of an option to purchase a 50% interest in our permit applications in the Beetaloo Basin in Australia. Paltar is controlled by Marc Bruner a related party. Through August 28, 2012, we received additional cash of $205,434 related to the Joint Venture and Operating

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement. On August 28, 2012, the date that the underlying permit applications were granted, we recorded the initial cash consideration of $150,000 and the additional $205,434 as income related to the Joint Venture and Operating Agreement.

Note 15 – Income Taxes

Income tax expense (benefit) consists of the following as of September 30, 2012 and 2011:

	2012	2011
Current taxes	$—	$—
Deferred taxes	(2,707,997)	(2,347,721)
Less: valuation allowance	2,707,997	2,347,721
Net income tax provision (benefit)	$—	$—

The effective income tax rate for the years ended September 30, 2012 and 2011 differs from the U.S. Federal statutory income tax rate due to the following:
	2012	2011
Federal statutory income tax rate	-35%	-35.00%
State income taxes, net of federal benefit	-3.01%	-3.01%
Other	-0.97%	4.54%
Increase in valuation allowance	38.98%	33.47%
Net income tax provision (benefit)	—	—

The components of the deferred tax assets and liabilities as of September 30, 2012 and 2011 are as follows:

	September 30,
	2012	2011
Deferred tax assets:
Federal and state net operating loss carryovers	$79,733,741	$79,078,052
Capital loss carryovers	4,837,227	4,565,828
Investments	-	798,199
Asset retirement obligation	280,975	280,975
International losses	6,504,007	5,675,262
Stock compensation	9,532,581	9,477,293
Transfer fees	2,820	2,820
Oil and gas properties and property and equipment	-	4,703
Accrued Interest	4,593,399	2,893,621
Deferred tax asset	$105,484,750	$102,776,753

Net deferred tax asset	105,484,750	102,776,753
Less: valuation allowance	(105,484,750)	(102,776,753)
Deferred tax liability	$—	$—

The Company has approximately a $209,773,190 net operating loss carryover and a $12,726,363 capital loss carryover as of September 30, 2012.  The net operating losses may offset against taxable income through the year ended September 2032.  A portion of the net operating loss carryovers begin expiring in 2029 and may be subject to U.S. Internal Revenue Code Section 382 limitations.  The capital loss carryover may only offset against future capital gains through the year ended September 2017, of which a portion will expire in 2013.

PETROHUNTER ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has provided a valuation allowance for the deferred tax asset at September 30, 2012, as the likelihood of the realization of the tax benefit of the net operating loss carry forward cannot be determined.  The valuation allowance increased by $2,707,997 and $ 2,347,421 for the years ended September 30, 2012 and 2011, respectively.

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

Note 16 — Subsequent Events

On various dates between November 10, 2012 and June 1, 2013, 7,250,000 warrants to purchase our common shares at various prices expired.

Effective July 17, 2013, the Company through Sweetpea completed the sale of its 50,000,000 shares (24.22% interest) in Falcon Australia to Falcon for $3 million in cash and 97.86 million Falcon shares. The Falcon Shares are subject to an escrow agreement whereby the Shares are locked up for three years, with Sweetpea being permitted to sell 15% each year during the lock-up period, subject to certain conditions. Related to the disposition of these shares, a potential tax liability for the Company was generated as described further below.

Effective July 24, 2013, the Company issued an additional 23,000,000 options to purchase its common stock at $0.10 per share to officers, directors and outside consultants.

In December 2013, the Company began to perform MIT's for which it was cited and fined by the COGCC. Amounts related to the performance of these MIT's and potential maximum fines had been accrued for in other accrued liabilities in our consolidated balance sheet as of September 30, 2012.

In December 2013, the Company completed the compilation of income tax returns for Sweetpea for filing with the Australian tax authorities. Returns for the statutory reporting periods ended June 30, 2010, 2011, 2012 and 2013 have been completed and are pending final review by the Sweetpea Board of Directors. As a result of the completion of these tax returns, a tax liability in the amount of approximately $575,000 exists for the statutory year ended June 30, 2013 corresponding with our fiscal year ended September 30, 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2012 an evaluation was performed under the supervision and with the participation of the Company’s management, including Martin B. Oring, the Company’s President and Chief Executive Officer (“CEO”), and Paul D. Maniscalco, the Company’s Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”))

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions of the company;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of September 30, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective based on the COSO criteria.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our ability to prepare accurate and timely financial statements, which are considered to be material weaknesses.

As a public company with listed equity securities, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act or the Dodd-Frank Act, and related regulations of the SEC, which we would not be required to comply with as a private company. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and will significantly increase our costs and expenses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of adequate resources so as to remain compliant with our periodic filing’s as required by the Securities and Exchange Commission; and (2) failure to perform adequate timely review of specific transactions as recorded. The aforementioned material weaknesses were identified by our management in connection with the audit of our financial statements as of September 30, 2012.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.   See, “Management’s Remediation Initiatives.”

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Act and the Company only provided management’s report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we are in the process of formulating a plan to remediate our material weaknesses in internal controls.  That plan includes the following:

In July 2013, upon the closing of a significant transaction, we believe that adequate resources are available so as to properly staff the financial reporting process.  We are further studying best practices in internal controls over financial reporting and designing other internal controls to implement that will help remediate our weaknesses.

Changes in internal controls over financial reporting

Other than as described above, there have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and titles of the Company’s directors and executive officers are listed below, along with a description of their business experience during the last five years.

Name	Age	Position
Martin B. Oring	68	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer
Paul Maniscalco	44	Principal Accounting Officer and Corporate Secretary
Carmen J. Lotito	69	Director
Matthew R. Silverman	60	Director

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

•
Paul D. Maniscalco has been the Principal Accounting Officer since August of 2008 and became the Corporate Secretary in May 2010. Mr. Maniscalco is an executive in the accounting and financial reporting industries. Prior to joining his current business as a principal of SJM Accounting and Financial Group, Inc. in November of 2006, he had extensive experience in public accounting having held positions with BDO Seidman LLP, PricewaterhouseCoopers, LLP and Hein and Associates LLP.  Mr. Maniscalco is currently a principal with SJM Accounting and Financial Group, and through this entity, Mr. Maniscalco provides financial reporting, outsourced chief fFinancial officer, and controllership services to multiple public and private entities.

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

•
Matthew R. Silverman became a director in February 2007.  Mr. Silverman is Exploration Manager with Robert L. Bayless, Producer LLC, an oil and gas company that is active in the central and southern Rocky Mountain regions.  Such projects have included exploration for conventional oil and natural gas, tight gas, and coalbed methane development in several basins.  Mr. Silverman directs Bayless' geology and land departments in its Denver offices.  From 1989 to 2000, he was employed by Gustavson Associates, Inc., an international oil and gas consulting group, where he was responsible for technical evaluation and capital formation for exploration and production opportunities around the world.  His work included appraising oil and gas assets (producing and exploratory), preparing on-site oil and gas field feasibility studies, and business development.  Mr. Silverman was previously employed by TOTAL Minatome and its predecessors, CSX Oil & Gas and Texas Gas Exploration, from 1982 to 1989 in Denver, Colorado, and by Evans Energy from 1976 to 1982.  He received an A.B. degree from Brown University in 1975 and an M.S. degree in Geological Sciences from the University of Colorado in 1983.  Mr. Silverman is a Certified Petroleum Geologist.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended September 30, 2012, there was compliance with all Section 16(a) filing requirements applicable to our officers and directors, except that Messrs. Oring, Lotito,

Silverman and Maniscalco failed to report their receipt of stock options granted on September 14, 2012 until July 16, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid to our Chief Executive Officer and our two most highly compensated executive officers, other than the Chief Executive Officer.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensa- tion ($)	Total ($)
Martin B. Oring(1) Chief Executive Officer	2012 2011	$320,000 $265,066	$0 $0	$0 $0	$60,449(2) $90,000(3)	$26,411 $12,168	$406,860 $367,234
Paul Maniscalco(4) Principal Accounting Officer and Corporate Secretary	2012 2011	$60,000 $65,000	$0 $0	$0 $0	$13,433(2) $20,000(3)	$0 $0	$73,433 $85,000

(1)	Mr. Oring began serving as our Chief Executive Officer in May 2009.

(2)
The Company granted options to purchase stock under its 2005 Stock Option Plan on September 14, 2012 that were valued at $0.00667 per share which represents the ASC 718 value of the option on that date.  Under ASC 718, the grant date fair value of each stock option award is calculated on the date of grant using the Black-Scholes options valuation model.  The Black-Scholes model was used with the following assumptions:  volatility rate of 145.55%; risk-free interest rate of 0.35% based on a U.S. Treasury rate of three years; and a 2.75-year expected option life.  The options vest 50% at grant date and 50% on the anniversary of the grant date.  The options are exercisable at $0.15 per share and expire five years from their respective vesting dates.

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

(4)	Mr. Maniscalco has been our Principal Accounting Officer since August 15, 2008 and our Corporate Secretary since May 2010.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	OPTION AWARDS
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Martin B. Oring	100,000 200,000 6,000,000 4,500,000 4,500,000	-- -- -- -- --	-- -- -- -- --	$0.20 $0.22 $0.22 $0.15 $0.15	10/17/2012 08/25/2013 06/15/2013 07/12/2016 07/12/2017

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	OPTION AWARDS
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
	4,500,000 4,500,000	-- 4,500,000(1)	-- --	$0.15 $0.15	09/14/2017 09/14/2018
Paul Maniscalco	150,000 1,250,000 1,000,000 1,000,000 1,000,000 1,000,000	-- -- -- -- -- 1,000,000(1)	-- -- -- -- -- --	$0.22 $0.15 $0.15 $0.15 $0.15 $0.15	08/25/2013 06/15/2015 07/12/2016 07/12/2017 09/14/2017 09/14/2018

(1)           These stock options vest on September 14, 2013.

Compensation of Directors

Each director was entitled to reimbursement for reasonable travel expenses incurred in connection with such director’s attendance at Board of Directors and Committee meetings.  Vesting schedules are determined by the Board; however, most initial grants to directors vest 50% on grant date and 50% on the one-year anniversary of the initial grant date.  The following table sets forth the compensation paid to our non-employee Directors for services rendered during the year ended September 30, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Carmen J. Lotito	$60,000	$20,150(1)	-	$80,150
Matthew R. Silverman	$60,000	$47,016(1)	-	$107,016

(1)
The Company granted non-Plan options on September 14, 2012 that were valued at $0.0067 per share which represents the ASC 718 value of the option on that date.  Under ASC 718, the grand date fair value of each stock option award is calculated on the date of grant using the Black-Scholes option valuation model.  The Black-Scholes model was used with the following assumptions:  volatility rate of 145.55%; risk-free interest rate of 0.35% based on a U.S. Treasury rate of three years; and a 2.75-year expected option life.  The options vest 50% at grant date and 50% on the one-year anniversary of the grant date.  The options are exercisable at $0.15 per share and expire five years from their respective vesting dates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The following table indicates the beneficial ownership, as of December 10, 2013, of the Company’s Common Stock by: (i) each director and director nominee; (ii) each officer; (iii) each person known by the Company to own more than 5% of the outstanding shares of the Company’s Common Stock; and (iv) all directors and executive officers of the Company as a group.  Except as otherwise indicated below, all shares indicated as beneficially owned are held with sole voting and investment power.
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Christian Russenberger Meierhofrain 36 Wadenswil 8820, Switzerland	137,352,517(3)	27.2%

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Global Project Finance AG Sunnaerai 1 Sachsein 6072, Switzerland	132,352,517(4)	26.2%
Bruner Family Trust II 8484 Westpark, Suite 900 McLean, VA 22102	43,700,000	9.9%
Marc A. Bruner 29 Blauenweg Metzerlen, Switzerland 4116	39,725,000(5)	9.0%
HapiHandels und Beteiligungs GmbH Esslinggasse2A-1010 Wien, Switzerland	39,648,580(6)	8.7%
MAB Resources LLC 1875 Lawrence Street, Suite 1400 Denver, CO 80202	37,725,000	8.6%
Martin B. Oring	38,080,111(7)	8.1%
Nobu Ventures, Inc. Austrasse 15 Vaduz 9490, Switzerland	30,000,000	6.8%
Bruner Family Trust 8484 Westpark Drive, Suite 900 McLean, Virginia 22102	25,000,000	5.7%
Matthew R. Silverman	15,700,000(8)	3.5%
Carmen J. Lotito	9,700,000(9)	2.2%
Paul Maniscalco	5,250,000(10)	1.2%
All officers and directors as a group (4 persons)	68,730,111(11)	13.7%
________________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
This table is based on 439,373,853 shares of Common Stock outstanding as of December 10, 2013.  If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from December 10, 2013, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)
Includes 5,000,000 shares held of record by Mr. Russenberger, 66,052,517 shares held of record by Global Project Finance AG, an entity controlled by Mr. Russenberger, 1,300,000 shares issuable upon exercise of warrants held by Global Project Finance AG, and 65,000,000 shares issuable upon conversion of a promissory note.

(4)
Includes 66,052,517 shares held of record by Global Project Finance AG, 1,300,000 shares issuable upon exercise of warrants held by Global Project Finance AG, and 65,000,000 shares issuable upon conversion of a promissory note.

(5)
Included in Mr. Bruner’s share ownership are 37,725,000 shares owned of record by MAB Resources LLC and 2,000,000 shares owned of record by BioFibre Technology International, Inc.  Mr. Bruner is a control person of both these entities.

(6)	Includes 10,500,000 shares issuable upon conversion of debentures and 7,840,000 shares issuable upon exercise of warrants.

(7)	Includes 28,500,000 shares issuable upon exercise of vested stock options, 2,500,000 shares issuable upon conversion of debentures and 1,866,667 shares issuable upon exercise of warrants.

(8)	Includes 154,000 shares held of record by Mr. Silverman’s IRA, 46,000 shares held of record by Mr. Silverman, and 15,500,000 shares issuable upon exercise of vested stock options.

(9)	Includes 200,000 shares held of record by Mr. Lotito’s wife and 9,500,000 shares issuable upon exercise of vested stock options.

(10)	Includes 5,250,000 shares issuable upon exercise of vested stock options.

(11)
Includes 5,613,444 shares held of record or on account, 58,750,000 shares issuable upon exercise of vested stock options, 2,500,000 shares issuable upon conversion of debentures, and 1,866,667 shares issuable upon exercise of warrants.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, September 30, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	25,245,000	$0.15	14,755,000
Equity compensation plans not approved by security holders	32,750,000	$0.15	N/A
Total	57,995,000		14,755,000

(a)
Options granted prior to 2009 vest 20% on grant date and 20% each year on the anniversary of the grant date but each vesting schedule is also determined by the Compensation Committee.  Most grants after 2009 vest 50% on grant date and 50% on the one-year anniversary of the initial grant date.

(b)
The equity compensation plans not approved by stockholders are comprised of non-qualified stock options granted on June 15, 2010, July 12, 2011, and September 14, 2012.  All of these options were granted at an exercise price of $0.15 per share and vest 50% on grant date and 50% at the one-year anniversary of the grant date.  With respect to the options granted on June 15, 2010, the options expire on June 15, 2015.  In all other cases, the options expire five years from vesting date.

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

Marc A. Bruner

As of September 16, 2011, Sweetpea entered into a Joint Venture and Operating Agreement ("JVOA") with Paltar Petroleum Limited (“Paltar”), pursuant to which Paltar agreed to provide funding as stated in the JVOA for the permits and the initial work program expenses required under EPs 136 and 143 in exchange for a 50% ownership interest in the EPs.  Paltar is controlled by Marc Bruner, a significant shareholder of the Company.  In addition, one of our directors, Carmen Lotito, is an officer of Paltar.

Bruner Family Trust

At September 30, 2012, we have seven notes outstanding from the Bruner Family Trust totaling $2,828,059.  Mr. Bruner’s adult son is one of the trustees of the Bruner Family Trust.  Mr. Bruner is not a beneficiary of the Trust.

Global Project Finance AG

On January 9, 2007, we entered into a Credit and Security Agreement (the “January 2007 Credit Facility”) with Global in the amount of $15,000,000.  As of September 30, 2012 and 2011, amounts drawn against this facility were $15,000,000.

On May 21, 2007, we entered into a second Credit and Security Agreement with Global (the “May 2007 Credit Facility”) and we extended all the economic terms from the May 2007 Credit Facility retroactively to the January 2007 Credit Facility. Under the May 2007 Credit Facility, Global agreed to use its best efforts to advance up to $60,000,000 to us over the following 18 months. As of September 30, 2012 and 2011, amounts drawn against this facility were $24,800,000.

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

As of September 30, 2012 and 2011, the cash portion of the advance fees payable incurred in connection with the two lines of credit in the amount of $716,045 and $770,241 respectively incurred proportionately at 2% of each respective draw, has been accrued.

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

The terms of the amendment agreement allow for conversion of $6,500,000 of principal amounts owed under the existing credit facilities into shares of our common stock at $0.125 per share through December 31, 2011. In January 1, 2012 through December 31, 2014, this conversion price will decreased to $0.10 per share. We have considered FASB ASC-470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion,” in connection with this conversion feature, and have not recorded any impact to our financial statements as of the date of issuance.

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

Audit, Audit-Related, Tax and Other Fees

The following is a breakout of aggregate fees billed by Eide Bailly LLP to the Company for the last two fiscal years for: (i) the audit of its annual financial statements and review of financial statements included in Form 10-Q (“Audit Fees”); (ii) assurance and related services provided that are reasonably related to the audit (“Audit-Related Fees”); (iii) tax compliance, advice, and planning (“Tax Fees”); and (iv) other products or services provided by Eide Bailly (“Other Fees”):

	2012	2011
Audit Fees	$33,885	$51,500
Tax Fees	5,500	5,100
Other Fees	-	-
Total	$39,385	$56,600

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Regulation S-K Number	Exhibit
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

10.11
Promissory Note dated February 12, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated February 12, 2008, filed February 19, 2008)

10.12
Promissory Note dated March 14, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 14, 2008, filed March 17, 2008)

10.13
Promissory Note dated March 18, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 18, 2008, filed March 24, 2008)

10.14
Promissory Note dated August 12, 2008 to Bruner Family Trust UTD March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated August 12, 2008, filed August 18, 2008)

10.15
Purchase and Sale Agreement between PetroHunter Energy Corporation, PetroHunter Operating Company and Sweetpea Petroleum Pty Ltd. And Falcon Oil &Gas Ltd., Falcon Oil &Gas USA, Inc. and Falcon Oil &Gas Australia Pty Ltd. dated May 26, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 26, 2009, filed May 27, 2009)

10.16
Amendment to Credit and Security Agreements and Promissory Note between PetroHunter Energy Corporation and Global Project Finance AG dated March 5, 2010 (incorporated by reference to Exhibit 10.19 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010, filed December 23, 2010)

10.17
Form of Waiver and Amendment Agreement between PetroHunter Energy Corporation and holders of convertible debentures (incorporated by reference to Exhibit 10.20 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010, filed December 23, 2010)

10.18
Share Sale Agreement between Sweetpea Petroleum Pty Ltd and Falcon Oil & Gas Ltd dated May 23, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 23, 2013, filed May 30, 2013)

10.19
Escrow Agreement among Falcon Oil & Gas Ltd., Sweetpea Petroleum Pty Ltd and Computershare Trust Company of Canada dated July 17, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated July 17, 2013, filed July 18, 2013)

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2007, filed January 15, 2008)

31.1	Rule 13a-14(a) Certification of Martin B. Oring

32.1	Certification of Martin B. Oring pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files*

* To be filed by amendment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROHUNTER ENERGY CORPORATION

Date: December 18, 2013	By:	/s/ Martin B. Oring
Martin B. Oring
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Martin B. Oring	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	December 18, 2013
Martin B. Oring

/s/ Paul D. Maniscalco	Principal Accounting Officer	December 18, 2013
Paul D. Maniscalco

/s/ Carmen J. Lotito	Director	December 18, 2013
Carmen J. Lotito

/s/ Matthew R. Silverman	Director	December 18, 2013
Matthew R. Silverman