Form 10-K/A
period 2012-09-30
PetroHunter Energy Corp
filed 2014-01-02
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission on December 18, 2013 (the “Form 10-K”),  is solely to amend the disclosures contained in Item 13 and to furnish Exhibit 101 to the Form 10-K.  Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K  continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K, except for Item 13, as amended.

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

PART III

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

Marc A. Bruner

As of September 16, 2011, Sweetpea entered into a Joint Venture and Operating Agreement (“JVOA”) with Paltar Petroleum Limited (“Paltar”), pursuant to which Paltar agreed to provide funding as stated in the JVOA for the permits and the initial work program expenses required under EPs 136 and 143 in exchange for a 50% ownership interest in the EPs.  Paltar is controlled by Marc Bruner, a significant shareholder of the Company.  In addition, one of our directors, Carmen Lotito, is an officer of Paltar.

Bruner Family Trust

At September 30, 2012, we have seven notes outstanding from the Bruner Family Trust totaling $2,828,059.  Mr. Bruner’s adult son is one of the trustees of the Bruner Family Trust.  Mr. Bruner is not a beneficiary of the Trust.

Global Project Finance AG

On January 9, 2007, we entered into a Credit and Security Agreement (the “January 2007 Credit Facility”) with Global Project Finance AG (“Global”), a company controlled by Christian Russenberger, a significant shareholder, in the amount of $15,000,000.  As of September 30, 2012 and 2011, amounts drawn against this facility were $15,000,000.

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

The terms of the amendment agreement allow for conversion of $6,500,000 of principal amounts owed under the existing credit facilities into shares of our common stock at $0.125 per share through December 31, 2011. In January 1, 2012 through December 31, 2014, this conversion price will decreased to $0.10 per share. We have considered FASB ASC-470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion,” in connection with this conversion feature, and have not recorded any impact to our financial statements as of the date of issuance.  The amendment also provided that in the event of an initial public offering of Sweetpea or the sale of Sweetpea’s Falcon Australia shares, Global would be entitled to request that 25% of the net proceeds therefrom be used to repay the indebtedness owed to Global.

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

2.2	Amendment No. 1 to Stock Exchange Agreement dated March 31, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K dated March 31, 2006, filed April 7, 2006)

2.3	Amendment No. 5 to Stock Exchange Agreement dated May 12, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K dated May 12, 2006, filed May 15, 2006)

3.1	Articles of Incorporation (incorporated by reference to Exhibit A to the Information Statement filed July 17, 2006)

Regulation S-K Number	Exhibit

3.2	Bylaws (incorporated by reference to Exhibit B to the Information Statement filed July 17, 2006)

10.1	2005 Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s annual report Form 10-KSB for the fiscal year ending March 31, 2006, filed July 14, 2006)

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

10.15	Purchase and Sale Agreement between PetroHunter Energy Corporation, PetroHunter Operating

Regulation S-K Number	Exhibit

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

PETROHUNTER ENERGY CORPORATION

Date: January 2, 2014	By:	/s/ Martin B. Oring
Martin B. Oring
Chief Executive Officer

EXHIBIT INDEX

Regulation S-K Number	Exhibit
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