Form 10-Q
period 2012-12-31
PetroHunter Energy Corp
filed 2014-03-07
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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
(303) 859-6666

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]    No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

As of March 7, 2014, the registrant had 439,373,853 shares of common stock outstanding.

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

PETROHUNTER ENERGY CORPORATION

FORM 10-Q

FOR THE THREE-MONTH PERIOD ENDED
DECEMBER 31, 2012

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	September 30, 2012
	(unaudited)
ASSETS

Current Assets
Cash	$19,718	$61,018
Prepaid expenses	17,868	28,587
TOTAL CURRENT ASSETS	37,586	89,605

Other Assets
Certificates of deposit and bonds	85,000	85,000
Deposits	150	150
TOTAL ASSETS	$122,736	$174,755

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$3,063,911	$2,872,676
Convertible notes payable	417,873	417,873
Notes payable — related party	2,722,060	2,722,060
Accrued interest payable	331,226	179,958
Accrued interest and fees payable — related parties	771,388	666,186
Other accrued liabilities	10,606,355	10,260,134
Asset retirement obligation	739,222	739,222
TOTAL CURRENT LIABILITIES	18,652,035	17,858,109

Notes payable – related party	40,759,000	40,759,000
Convertible notes payable	6,538,419	6,538,419
Accrued interest and fees payable – related parties	10,142,211	9,378,393
Accrued interest payable	1,569,500	1,430,576
TOTAL LIABILITIES	77,661,165	75,964,497

Stockholders’ Deficit
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; 439,373,853 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively	439,374	439,374
Additional paid-in capital	223,730,688	223,710,442
Accumulated other comprehensive (loss)	(26,536)	(4,364)
Accumulated (deficit)	(301,681,955)	(299,935,194)
TOTAL STOCKHOLDERS’ (DEFICIT)	(77,538,429)	(75,789,742)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$122,736	$174,755

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011

Costs and Expenses
General and administrative	$241,335	$383,758
Well-related expenses	—	106,315
Depreciation, depletion, amortization and accretion	—	549
Total operating expenses	241,335	490,622
Loss From Operations	(241,335)	(490,622)

Other Income (Expense)
Interest income	7	4
Interest expense	(1,505,433)	(1,158,400)
Loss on sale of marketable securities	—	(65,199)
Gains recognized in connection with recovery of related party accounts payable	—	171,670
Loss on settlement of accrued liabilities – related party	—	(61,455)
Total Other Expense	(1,505,426)	(1,113,380)

Net (Loss)	$(1,746,761)	$(1,604,002)

Net (loss) per common share — basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding — basic and diluted	439,373,853	439,078,759

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
Net (Loss)	$(1,746,761)	$(1,604,002)
Other Comprehensive Income (loss)
Unrealized gain on marketable securities	—	15,719
Unrealized (loss) gain on currency translation adjustment	(22,172)	1,347
Comprehensive (Loss)	$(1,768,933)	$(1,586,936)

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011

Cash flows from operating activities
Net (loss)	$(1,746,761)	$(1,604,002)
Adjustments used to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	20,246	22,300
Depreciation, depletion, amortization and accretion	—	549
Loss on sale of marketable securities	—	65,199
Non cash interest expense incurred in connection with debt forgiveness	—	61,455
Gain on recovery of amounts accrued as related party accounts payable	—	(171,670)
Changes in assets and liabilities:
Prepaid expenses	10,719	12,793
Accounts payable and accrued expenses	805,476	317,161
Accrued interest and fees payable-related parties	869,020	833,683
Net cash (used in) operating activities	(41,300)	(462,532)
Cash flows from investing activities
Proceeds related to GST tax refunds on the sale of oil and gas properties	—	197,375
Proceeds from sale of marketable securities	—	279,768
Net cash provided by investing activities	—	477,143

Net (decrease) increase in cash and cash equivalents	(41,300)	14,611
Cash and cash equivalents, beginning of period	61,018	65,759
Cash and cash equivalents, end of period	$19,718	$80,370

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Organization and Basis of Presentation

The interim condensed consolidated financial statements of PetroHunter Energy Corporation (“we,” “us,” “our,” or the “Company”) are unaudited and contain all adjustments necessary for a fair statement of the results for the interim period presented. Results for interim period are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, interest rates, and our ability to obtain additional capital to sustain operations. You should read these condensed consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2012.

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting– The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The report of our independent registered public accounting firm on our financial statements for the year ended September 30, 2012 includes an explanatory paragraph relating to substantial doubt or uncertainty of our ability to continue as a going concern.  As shown in the accompanying condensed consolidated balance sheets, we have an accumulated deficit of $301,681,955 and our current liabilities exceeded our current assets by $18,614,449 as of December 31, 2012. On July 17, 2013, the Company through its wholly-owned subsidiary Sweetpea completed the sale of its 50,000,000 shares (24.22% interest) in Falcon Australia to Falcon for $3 million in cash and 97.86 million Falcon shares. The capital received pursuant to this transaction will be utilized to sustain the operations of the Company; however, there are no assurances that the Company will be able to successfully re-negotiate its maturing debt obligations and address outstanding liabilities with creditors.  If the Company is unable to successfully execute these plans, it may have to cease operations or further curtail operations.

Cash and Cash Equivalents – We consider investments in highly liquid financial instruments with an original stated maturity of three months or less to be cash equivalents.

Other Comprehensive (Loss) – FASB ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statement that is displayed with the same prominence as other financial statements.  The Company’s comprehensive loss consists of foreign currency translation adjustments and mark to market adjustments on marketable securities and is presented in the accompanying consolidated statements of comprehensive loss.

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

Fair Value – We apply the provisions of FASB ASC 820, “Fair Value Measurements.” The carrying amounts reported in the condensed consolidated balance sheets for cash, prepaid expenses, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

Certificates of Deposit and Bonds – Consists of certificates of deposit and bonds for exploration permits and state and local bonding requirements.

Share-Based Compensation – We use the Black-Scholes option-pricing model to determine the fair value of stock-based awards in accordance with FASB ASC 718, “Stock Compensation.”   The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The Company’s expected term is calculated using the “plain vanilla” method and represents the period that stock based compensation awards are expected to be outstanding. The expected stock price volatility is based on the Company’s historical stock prices.

Use of Estimates – The preparation of our consolidated financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates.  Our significant estimates include asset retirement obligation liabilities, certain accrued liabilities and share-based compensation.

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

Recently Issued Accounting Pronouncements

Effective October 1, 2012, the Company concurrently adopted ASU No. 2011-05, “Presentation of Comprehensive Loss,” and ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Loss,” both of which amend ASC 220, “Comprehensive Loss.” In adopting ASU No. 2011-05, which requires that all non-owner changes in stockholders’ equity be presented in either a single statement of comprehensive loss or two separate but consecutive statements, the Company added Consolidated Statements of Comprehensive Loss following our Consolidated Statements of Operations. The amended guidance in ASU No. 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive loss by component and to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income.

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

Note 3 —Equity Investment And Joint Venture

Investment

In April 2010, we and our wholly-owned subsidiary, Sweetpea Petroleum Pty Ltd. (“Sweetpea”), as bound by an agreement executed in December 2009, and Falcon Oil & Gas Ltd. (“Falcon”) and its wholly-owned subsidiary, Falcon Oil & Gas Australia Pty Ltd (“Falcon Australia”), closed a transaction wherein Sweetpea received an initial 25% equity interest in Falcon Australia in exchange for its remaining undivided 25% interest in four exploration permits in the Beetaloo Basin, in the Northern Territory, Australia. The result of this transaction was the re-consolidation of the interests in the exploration permits into one entity and the creation of a vehicle for fundraising and exploration and development activities in the Beetaloo Basin. The ownership of Falcon Australia immediately following the closing of the transaction was 75% by Falcon and 25% by Sweetpea.

We have accounted for our investment in Falcon Australia in accordance with FASB ASC Topic 323, “Investments- Equity Method & Joint Ventures.”  Our basis in the 50,000,000 shares of Falcon Australia we received was recorded at the historical cost of the identifiable assets given in consideration net of related liabilities relieved resulting in the recording of a net equity investment as of the date of the transaction.

In June 2010, Falcon Australia raised $4,900,000 in accordance with the terms of a private placement memorandum. As a result of this financing transaction, our ownership interest was diluted to 24%.

As of December 31, 2012, our equity method investment in Falcon Australia consisted of 50,000,000 shares of common stock in the investee. We did not record any income or loss related to the investment for the three months ended December 31, 2012 and 2011, respectively.  As of December 31, 2012, our interest in the investment was 24%, and we have recorded no value related to the investment as a result of the impact of losses incurred during the periods prior to December 31, 2012.  As of December 31, 2012 and September 30, 2012, the Company's investee, Falcon Australia, had no proved oil or gas reserves.

Joint Venture Agreement

In August 2011, we entered into a Joint Venture and Operating Agreement with Paltar Petroleum Ltd (“Paltar”), a related party, pursuant to our permit applications in the Beetaloo Basin in Australia. On August 28, 2012, the permits were granted. As of December 31, 2012 and September 30, 2012 included in Accounts Payable and Accrued Liabilities on our condensed consolidated balance sheets are $51,790 in advances from Paltar. Advances represent cash received related to our Joint Venture Agreement with Paltar.  We have requested additional amounts from Paltar under the terms of the Joint Venture Agreement.  Paltar has denied our request and asserted that it is entitled to a refund from the Company.  We are currently in discussion with Paltar related to the advances, additional amounts billed to Paltar and amounts Paltar claims as receivable from the Company.

Note 4 — Share-Based Compensation

Compensation Expense - Stock-based employee and non-employee compensation expense of $20,246 was charged to operations during the three months ended December 31, 2012. Stock-based compensation expense of $22,300 was charged to operations during the three months ended December 31, 2011. Stock-based compensation has been included in general and administrative expense in the consolidated statements of operations.

Note 5 — Notes Payable

Convertible notes payable

As of December 31, 2012 three of our 8.5% convertible notes payable totaling $417,873 have matured and are past due. In accordance with the terms of the note agreements, effective on various dates in November 2012, a penalty in the amount of 30% of the initial principal balance of each note has been accrued and a default interest rate of 18% has been applied to each note. We are in default of various provisions contained in the note agreements. The remaining $6,538,419 of our convertible notes remain in default of various provisions of the initial note agreements. In April and May 2010 we obtained waivers of default through December 31, 2014 on these notes.

Global Finance AG

As of December 31, 2012 we were in default of several provisions contained in an $850,000 promissory note and in connection with our $39,800,000 credit facility due Global Finance AG.  In March 2010 we received waivers of default through December 31, 2014 on both the note payable and credit facility.

Note 6 — Common Stock Warrants

The following stock purchase warrants were outstanding at December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012
Number of warrants	62,492,901	65,863,023
Exercise price	$0.10 - $2.10	$0.10 - $2.10
Expiration date	2014	2012 - 2014

During the three month period ended December 31, 2012, 3,370,122 warrants to purchase our common shares expired.

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

Bruner Family Trust – As of December 31, 2012, we owed $2,831,060 in principal of which $2,722,060 has been classified as current and $551,388 in accrued interest which has been included in Accrued Interest and Fees Payable - Related Parties on our consolidated balance sheet as of December 31, 2012 to the Bruner Family Trust related to seven outstanding notes payable. We have recognized interest expense in the amount of $25,200 during the three months ended December 31, 2012 related to these notes.  We are in default with respect to the repayment of principal and interest on five of the seven outstanding notes.  We have received a waiver from the lender that covers all events of default through June 30, 2014.

Equity Method Investment – In April 2010, we were issued 50,000,000 shares of common stock in Falcon Australia inconsideration for our contribution of our 25% interest in four exploration permits related to seven million acres in the Beetaloo Basin, Australia.

Global Finance AG – As of December 31, 2012, we owed $40,650,000 in principal and $10,362,211 in accrued interest and fees payable to Global Finance AG. Of amounts accrued $220,000 and $10,142,211 have been classified as Accrued Interest and Fees Payable-Related Parties; short term and long term respectively on our consolidated balance sheet as of December 31, 2012.  These amounts relate to an outstanding line of credit, notes payable, and advance fees due.  During the three months ended December 31, 2012, we recorded interest expense in the amount of $843,817 related to the various instruments.

Note 8 — Other Accrued Liabilities

During the three months ended December 31, 2012, we accrued interest of $346,221 related to amounts owed to Clear Creek Energy Services as discussed in the audited consolidated financial statements for the year ended September 30, 2012.  As of December 31, 2012, total amounts accrued related to this liability amounted to $10,598,437.

Note 9 – Changes in Accumulated Other Comprehensive Income (Loss) By Component

The tables below present changes in accumulated other comprehensive income (loss) by component for the three months ended December 31, 2011 and 2012 respectively.

For the three months ended December 31, 2011:

	Unrealized (Loss) on Marketable Securities	Unrealized (Loss) on Foreign Currency Translation Adjustments	Total
Beginning Balance – September 30, 2011	$(75,000)	$(43,826)	$(118,826)
Other comprehensive income (loss) before reclassification	(50,828)	1,348	(49,480)
Amounts reclassified from accumulated other comprehensive income (loss)	65,199	-	65,199
Net current period other comprehensive income (loss)	14,371	1,348	15,719
Ending balance December 31, 2011	$(60,629)	$(42,478)	$(103,107)

For the three months ended December 31, 2012:

	Unrealized (Loss) on Marketable Securities	Unrealized (Loss) on Foreign Currency Translation Adjustments	Total
Beginning Balance – September 30, 2012	$-	$(4,364)	$(4,364)
Other comprehensive income (loss) before reclassification		(22,172)	(22,172)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-
Net current period other comprehensive income (loss)	-	(22,172)	(22,172)
Ending balance December 31, 2012	$-	$(26,536)	$(26,536)

Note 10 – Fair Value Disclosure

The Company has adopted ASC 820, Fair Market Measurement and Disclosures including the application of the statement to non-recurring, non-financial assets and liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1-	Quoted prices in active markets for identical assets or liabilities.
Level 2-	Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.
Level 3-	Unobservable inputs based on the Company's own assumptions.

Fair Value Measurements at September 30, 2012 and December 31, 2012 using:

	Level 1	Level 2	Level 3	Total
Restricted certificates of deposit	$-	$55,000	$-	$55,000
Bonds – COGCC	-	30,000	-	30,000
Total	$-	$85,000	$-	$85,000

Note 11 — Subsequent Events

On various dates during January through July 2013, we borrowed $87,798, $17,798, $40,000 and $23,500 from Wealth Preservation LLC an entity controlled by Martin B. Oring, our Chief Executive Officer; Matthew R. Silverman, a member of our Board of Directors; Christian Russenberger and Marc A. Bruner, shareholders, respectively. The short term advances bore interest of 15% per annum and were due three months from the date of the initial borrowing. The advances were collateralized by shares of Falcon Australia. In July 2013, all amounts owed in connection with these short term advances were repaid.

On July 17, 2013, the Company through Sweetpea completed the sale of its 50,000,000 shares (24.22% interest) in Falcon Australia to Falcon for $3 million in cash and 97.86 million Falcon shares. The Falcon Shares are subject to an escrow agreement whereby the Shares are locked up for three years, with Sweetpea being permitted to sell 15% each year during the lock-up period, subject to certain conditions. Related to the disposition of these Falcon Australia shares, a tax liability for the Company was generated as described further below.

On July 24, 2013, the Company issued an additional 23,000,000 options to purchase its common stock at $0.10 per share to officers, directors and outside consultants.

In July 2013, the Company made a partial payment of approximately $560,000 in accrued salaries, board of director fees and benefits that had been accrued on our unaudited condensed consolidated balance sheet as of December 31, 2012.

On September 27, 2013 the Board of Directors approved a proposal whereby PetroHunter would enter into a restructuring/settlement arrangement with significant secured creditors and noteholders including CCES, Global Project Finance AG, the Bruner Family Trust and the holders of convertible promissory notes. The restructuring/settlement arrangement would provide for the distribution of Falcon shares acquired by the Company in the July 17, 2013 sale transaction as discussed herein. The implementation of the restructuring/settlement arrangement is subject to the Company becoming current on its delinquent filings with the Securities and Exchange Commission and acceptance of the proposal by the creditors.

On November 18, 2013 the Company entered into an agreement with an independent third party to market our ownership interest in eleven well-bores in Western Colorado for sale.

In December 2013, the Company completed the compilation and filing of income tax returns for Sweetpea with the Australian tax authorities. Returns for the statutory reporting periods ended June 30, 2010, 2011, 2012 and 2013 were completed. As a result of the filing of these tax returns, a tax liability in the amount of approximately AUS $570,000 exists for the statutory year ended June 30, 2013. In January 2014, the Company remitted AUS $275,000 to the Australian Tax Office.

On December 16, 2013 the Company entered into an Administrative Order by Consent with the Colorado Oil and Gas Conservation Commission (“COGCC”) whereby the Company agreed to; (1) pay fines of $70,000 (2) complete certain mechanical integrity tests, (3) complete surface remediation, and (4) submit to the COGCC various delinquent production reports and other notices. In January 2014, the $70,000 fine was paid and the submission of delinquent reports and surface remediation was complete subject to re-inspection by the COGCC.

On December 20, 2013 we received written notice from Global Project Finance AG, a related party, indicating that in accordance with a Credit and Security Agreement dated March 5, 2010 PetroHunter shall apply 25% of the net proceeds of any stock or asset sale by PetroHunter against the debt owed to Global. The Credit and Security Agreement also provided that in the event of an initial public offering of Sweetpea or the sale of Sweetpea’s Falcon Australia shares, Global would be entitled to request that 25% of the net proceeds therefrom be used to repay the indebtedness owed to Global. In this written notice, Global indicated that in connection with the July 17, 2013 sale transaction as discussed above,  25% of the net consideration was due Global.  The Company believes that its proposed restructuring/settlement arrangement complies with this provision.  In January 2014 approximately $220,000 in advance fees due Global were paid.

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

Executive Summary

We are an oil and gas exploration company.  We currently own eleven wellbores in Western Colorado (Piceance Basin) and through our wholly-owned subsidiary, we, with our Joint Venture Partner, own two exploration permits in Australia (Beetaloo Basin). We are incorporated in the State of Maryland.

Results of Operations

The financial information with respect to the three months ended December 31, 2012 and 2011 respectively that is discussed below is unaudited. In the opinion of management, such information contains all adjustments necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Company Overview for the three months ended December 31, 2012

Our net loss for the three months ended December 31, 2012 was $1,746,761. We had no revenues and continue to incur general and administrative and interest expense.

Comparison of the results of operations for the three months ended December 31, 2012 and December 31, 2011

Costs and Expenses

General and Administrative. During the three months ended December 31, 2012, general and administrative expenses decreased by $142,423 to $241,335 compared to $383,758 in the corresponding 2011 period. The decrease in general and administrative expenses in 2012 resulted from decreases in insurance coverage for our directors and officers, legal expense and audit and accounting fees.

Well Related Expenses. During the three months ended December 31, 2012, well related expenses decreased to $nil from $106,315 in the comparable prior period. Well related expenses relate to accruals recorded during the prior period for the performance of mechanical integrity tests on three of our wellbores in Western Colorado (Piceance Basin).

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion expense (“DD&A”) was $nil for the three months ended December 31, 2012 as compared to $549 in the corresponding 2011 period.  The decrease in DD&A results from the completion of the depreciation of our property plant and equipment balances.

Interest Expense. During the quarter ended December 31, 2012, interest expense increased $347,033 to $1,505,433, as compared to $1,158,400 for the corresponding 2011 period.  The increase in interest expense relates primarily to interest charges incurred in connection with our liability owed to Clear Creek Energy Services.

Other Operating Expense. During the quarter ended December 31, 2012, we incurred $nil in other operating expenses. We incurred $65,199 in losses in connection with sales of marketable securities, $61,455 in losses in connection with the settlement of related party accounts payable and $171,670 in gains in connection with settlement of related party accounts payable during the corresponding 2011 period.

Net Loss. During the quarter ended December 31, 2012, we incurred a net loss of $1,746,761 as compared to a net loss of $1,604,002 during the quarter ended December 31, 2011, as described above.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2012 includes an explanatory paragraph relating to the significant doubts about our ability to continue as a going concern. We have an accumulated deficit of $301,681,955 and our current liabilities exceeded our current assets by $18,614,449 as of December 31, 2012. On July 17, 2013, the Company through its wholly-owned subsidiary Sweetpea completed the sale of its 50,000,000 shares (24.22% interest) in Falcon Australia to Falcon for $3 million in cash and 97.86 million Falcon shares. The capital received pursuant to this transaction will be utilized to sustain the operations of the Company. We are in default on certain obligations. There are no assurances that the Company will be able to successfully re-negotiate its maturing debt obligations and address outstanding other accrued liabilities with creditors.  If the Company is unable to successfully execute these plans, it may have to cease operations or further curtail operations.

Plan of Operation

During fiscal 2014, with our Joint Venture Partner, we plan to focus on executing and implementing a strategy for our participation in exploration and development efforts in the Beetaloo Basin project area located in Australia where we with our Joint Venture Partner own two exploration permits related to 1.5 million acres. We will continue to pursue the grant of an additional pending permit application in the Beetaloo Basin.  In Colorado we will continue to focus on a potential sale and explore alternative financing and/or working interest partners to further explore opportunities related to our eleven wellbores in the Buckskin Mesa.

Liquidity and Capital Resources

During our most recent quarter ended December 31, 2012, our cash flows from operations were not sufficient for us to meet our operating commitments.  On July 17, 2013, the Company through its wholly-owned subsidiary Sweetpea completed the sale of its 50,000,000 shares (24.22% interest) in Falcon Australia to Falcon for $3 million in cash and 97.86 million Falcon shares. The capital received pursuant to this transaction will be utilized to sustain the operations of the Company as described elsewhere herein.

Working Capital. As of December 31, 2012, we had a working capital deficit of $18,614,449 and unrestricted cash of $19,718, while at September 30, 2012 we had a working capital deficit of $17,768,504 and cash of $61,018. The decreases in working capital are primarily attributable to the fact that we have no revenues from operations and continue to incur expenses. Our working capital deficit has decreased subsequent to June 30, 2013 as the result of the completion of the sale of our shares in Falcon Australia as described elsewhere herein.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the three months ended December 31, 2012 and 2011 were as follows:

	Three Months Ended December 31,
	2012	2011

Net cash (used in) operating activities	$(41,300)	$(462,532)
Net cash provided by investing activities	$--	$477,143

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by Investing Activities. Net cash provided by investing activities decreased $477,143 to $nil for the three months ended December 31, 2012 from $477,143 in the corresponding 2011 period. The decrease in cash provided by investing activities relates to the fact that our portfolio of marketable securities was sold prior to the current reporting period.

Net Cash Provided by Financing Activities.  We received no cash from financing activities for the three months ended December 31, 2012 and 2011.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP. We refer you to the corresponding section in Part II Item 7 and the notes to the consolidated financial statements of our Annual Report on Form 10K for the year ended September 30, 2012 for the description of critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

Effective October 1, 2012, the Company concurrently adopted ASU No. 2011-05, “Presentation of Comprehensive Loss,” and ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Loss,” both of which amend ASC 220, “Comprehensive Loss.” In adopting ASU No. 2011-05, which requires that all non-owner changes in stockholders’ equity be presented in either a single statement of comprehensive loss or two separate but consecutive statements, the Company added Consolidated Statements of Comprehensive Loss following our Consolidated Statements of Operations. The amended guidance in ASU No. 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012 an evaluation was performed under the supervision and with the participation of the Company’s management, including Martin B. Oring, the Company’s President and Chief Executive Officer (“CEO”), and Paul D. Maniscalco, the Company’s Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”))

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
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

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (1992 Version)  and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective based on the COSO criteria.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our ability to prepare accurate and timely financial statements, which are considered to be material weaknesses.

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

•
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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

As of December 31, 2012, the Company is not a party to any legal or administrative actions or proceedings.

ITEM 1A.                   RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROHUNTER ENERGY CORPORATION

By:	/s/ Martin B. Oring
Martin B. Oring
Chief Executive Officer

Date: March 7, 2014

By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco
Principal Accounting Officer

Date: March 7, 2014

EXHIBIT INDEX

Regulation S-K Number	Exhibit
31.1	Rule 13a-14(a) Certification of Martin B. Oring
32.1	Certification of Martin B. Oring Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.INS*	XBRL Instance Document (1)
101.SCH*	XBRL Taxonomy Extension (1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB*	XBRL Taxonomy Extension Label Linkbase (1)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (1)
_______________________
(1)    To be filed by amendment.
*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.