Form 10-Q
period 2013-06-30
PetroHunter Energy Corp
filed 2014-03-07
CIK 1298824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
(303) 859-6666
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

PETROHUNTER ENERGY CORPORATION

FORM 10-Q

FOR THE NINE-MONTH PERIOD ENDED
JUNE 30, 2013

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	September 30, 2012
	(unaudited)
ASSETS

Current Assets
Cash	$11,351	$61,018
Prepaid expenses	—	28,587
TOTAL CURRENT ASSETS	11,351	89,605

Other Assets
Certificates of deposit and bonds	85,000	85,000
Deposits	150	150
TOTAL ASSETS	$96,501	$174,755

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$3,976,515	$2,872,676
Convertible notes payable	417,873	417,873
Notes payable — related party	2,722,060	2,722,060
Accrued interest payable	399,904	179,958
Accrued interest and fees payable — related parties	1,185,103	666,186
Short term advances officers and directors	99,096	—
Other accrued liabilities	11,322,071	10,260,134
Asset retirement obligation	739,222	739,222
TOTAL CURRENT LIABILITIES	20,861,844	17,858,109

Notes payable – related party	40,759,000	40,759,000
Convertible notes payable	6,538,419	6,538,419
Accrued interest and fees payable – related parties	11,490,635	9,378,393
Accrued interest payable	1,847,398	1,430,576
TOTAL LIABILITIES	81,497,296	75,964,497

Stockholders’ Deficit
Preferred stock, $0.001 par value; authorized 100,000,000 shares; none issued	—	—
Common stock, $0.001 par value; authorized 1,000,000,000 shares; 439,373,853 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively	439,374	439,374
Additional paid-in capital	223,770,521	223,710,442
Accumulated other comprehensive income (loss)	36,664	(4,364)
Accumulated (deficit)	(305,647,354)	(299,935,194)
TOTAL STOCKHOLDERS’ (DEFICIT)	(81,400,795)	(75,789,742)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$96,501	$174,755

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012

Costs and Expenses
General and administrative	$286,831	$268,451
Depreciation, depletion, amortization and accretion	—	710
Total operating expenses	286,831	269,161
(Loss) From Operations	(286,831)	(269,161)

Other Income (Expense)
Interest income	—	48
Interest expense	(1,428,642)	(1,363,095)
Income tax expense	(585,654)	—
Gain (loss) on sale of marketable securities	—	(39,680)
Total Other(Expense)	(2,014,296)	(1,402,727)

Net (Loss)	$(2,301,127)	$(1,671,888)

Net (loss) per common share — basic and diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding — basic and diluted	439,373,853	439,078,759

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net (loss)	$(2,301,127)	$(1,671,888)
Other Comprehensive Income
Unrealized gain on marketable securities	—	35,406
Unrealized gain on currency translation adjustment	64,135	1,859
Comprehensive (Loss)	$(2,236,992)	$(1,634,623)

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012

Costs and Expenses
General and administrative	$792,706	$969,599
Other operating expenses	—	106,315
Depreciation, depletion, amortization and accretion	—	1,808
Total operating expenses	792,706	1,077,722
(Loss) From Operations	(792,706)	(1,077,722)

Other Income (Expense)
Interest income	7	68
Interest expense	(4,333,807)	(3,877,740)
Income tax expense	(585,654)	—
Losses on sale of marketable securities	—	(131,521)
Gains recognized in connection with recovery of related party accounts payable	—	171,670
Loss on settlement of accounts payable – related party	—	(61,455)
Total Other Income (Expense)	(4,919,454)	(3,898,978)

Net (Loss)	$(5,712,160)	$(4,976,700)

Net (loss) per common share — basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding — basic and diluted	439,373,853	439,078,759

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
Net (loss)	$(5,712,160)	$(4,976,700)
Other Comprehensive Income
Unrealized gain on marketable securities	—	75,000
Unrealized gain on currency translation adjustment	41,028	290
Comprehensive (Loss)	$(5,671,132)	$(4,901,410)

See accompanying notes to these unaudited condensed consolidated financial statements.

PETROHUNTER ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months Ended June 30, 2013	Nine months Ended June 30, 2012

Cash flows from operating activities
Net (loss)	$(5,712,160)	$(4,976,700)
Adjustments used to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	60,079	66,900
Depreciation, depletion, amortization and accretion	—	1,808
Loss on sale of marketable securities	—	131,521
Non cash interest expense incurred in connection with debt forgiveness	—	61,455
Gain on equity method investment	—	(171,670)
Changes in assets and liabilities:
Prepaid expenses	28,587	(5,377)
Accounts payable and accrued expenses	2,843,572	1,642,274
Accrued interest and fees payable-related parties	2,631,159	2,576,179
Net cash (used in) operating activities	(148,763)	(673,610)
Cash flows from investing activities
Proceeds related to GST tax refunds on the sale of oil and gas properties	—	197,375
Proceeds from sale of marketable securities	—	499,262
Net cash provided by investing activities	—	696,637

Cash flows from financing activities
Borrowing on advances-related parties	99,096	—
Net cash provided by financing activities	99,096	—

Net increase (decrease) in cash and cash equivalents	(49,667)	23,027
Cash and cash equivalents, beginning of period	61,018	65,759
Cash and cash equivalents, end of period	$11,351	$88,786

Supplemental schedule of cash flow information
Cash paid for interest	$—	$—

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting– The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The report of our independent registered public accounting firm on our financial statements for the fiscal year ended September 30, 2012 includes an explanatory paragraph relating to substantial doubt or uncertainty of our ability to continue as a going concern.  As shown in the accompanying condensed consolidated balance sheet, we have an accumulated deficit of $305,647,354, and our current liabilities exceeded our current assets by $20,850,493 as of June 30, 2013.  On July 17, 2013, the Company through its wholly-owned subsidiary Sweetpea completed the sale of its 50,000,000 shares (24.22% interest) in Falcon Australia to Falcon for $3 million in cash and 97.86 million Falcon shares. The capital received pursuant to this transaction will be utilized to sustain the operations of the Company; however, there are no assurances that the Company will be able to successfully re-negotiate its maturing debt obligations and address outstanding liabilities with creditors.  If the Company is unable to successfully execute these plans, it may have to cease operations or further curtail operations.

Cash and Cash Equivalents – We consider investments in highly liquid financial instruments with an original stated maturity of three months or less to be cash equivalents.

Other Comprehensive (Loss) – FASB ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statement that is displayed with the same prominence as other financial statements.  The Company’s comprehensive loss consists of foreign currency translation adjustments and as presented in the accompanying consolidated statements of comprehensive loss.

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

Fair Value – We apply the provisions of FASB ASC 820, “Fair Value Measurements.” The carrying amounts reported in the consolidated balance sheets for cash, prepaid expenses, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

Certificates of Deposit and Bonds – Consists of certificates of deposit for exploration permits and state and local bonds.

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

Use of Estimates – The preparation of our consolidated financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates.  Our significant estimates include the asset retirement obligation liabilities, other certain accrued liabilities and the market value of securities.

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

As of June 30, 2013, our equity method investment in Falcon Australia consisted of 50,000,000 shares of common stock in the investee. We did not record any income or loss related to the investment for the three and nine months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013, our interest in the investment was 24% and we have recorded no value related to the investment as a result of the impact of losses incurred during the periods prior to June 30, 2013.

As of June 30, 2013 and September 30, 2012, the Company's investee, Falcon Australia, had no proved oil or gas reserves.

Joint Venture Agreement

In August 2011, we entered into a Joint Venture and Operating Agreement with Paltar Petroleum Ltd (“Paltar”), a related party, pursuant to our permit applications in the Beetaloo Basin in Australia. On August 28, 2012, the permits were granted. As of June 30, 2013 and September 30, 2012 included in Accounts Payable and Accrued Liabilities on our condensed consolidated balance sheets are $51,790 in advances from Paltar. Advances represent cash received related to our Joint Venture Agreement with Paltar.  We have requested additional amounts from

Paltar under the terms of the Joint Venture Agreement.  Paltar has denied our request and asserted that it is entitled to a refund from the Company.  We are currently in discussion with Paltar related to the advances, additional amounts billed to Paltar and amounts Paltar claims as receivable from the Company.

Note 4 — Share-Based Compensation

Compensation Expense - Stock-based employee and non-employee compensation expense of $60,079 was charged to operations during the nine months ended June 30, 2013. Stock-based compensation expense of $66,900 was charged to operations during the nine months ended June 30, 2012. Stock-based compensation has been included in general and administrative expense in the consolidated statements of operations.

Note 5 — Notes Payable

Convertible notes payable

As of June 30, 2013 three of our 8.5% convertible notes payable totaling $417,873 have matured and are past due. In accordance with the terms of the note agreements, effective on various dates in November, 2012 a penalty in the amount of 30% of the initial principal balance of each note has been accrued and a default interest rate of 18% has been applied to each note. We are in default of various provisions contained in the note agreements. The remaining $6,538,419 of our convertible notes remain in default of various provisions of the initial note agreements. In April and May 2010 we obtained waivers of default through December 31, 2014 on these notes.

Global Finance AG

As of June 30, 2013 we were in default of several provisions contained in an $850,000 promissory note and in connection with our $39,800,000 credit facility due Global Finance AG. In March 2010 we received waivers of default through December 31, 2014 on both the note payable and credit facility.

Note 6 — Common Stock Warrants

The following stock purchase warrants were outstanding at June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012
Number of warrants	62,492,901	65,863,023
Exercise price	$0.10-$2.10	$0.10 - $2.10
Expiration date	2014	2012 - 2014

During the threee and nine months ended June 30, 2013, nil and 3,370,122 warrants to purchase our common shares expired respectively.

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

Bruner Family Trust– As of June 30, 2013, we owed $2,831,060 in principal and $600,103 in accrued interest which has been included in Accrued Interest and Fees Payable — Related Parties on our consolidated balance sheet as of June 30, 2013 to the Bruner Family Trust related to seven outstanding notes payable. We have recognized interest expense in the amount of $24,510 and $79,944 during the three months and nine months ended June 30, 2013 related to these notes. We are in default with respect to the repayment of principal and interest on five of the seven outstanding notes. We have received a waiver from the lender that covers all events of default through June 30, 2014.

Equity Method Investment – In April 2010, we were issued 50,000,000 shares of common stock in Falcon Australia inconsideration for our contribution of our 25% interest in four exploration permits related to 7 million acres in the Beetaloo Basin, Australia.

Global Finance AG – As of June 30, 2013, we owed $40,650,000 in principal and $12,075,635 in accrued interest and fees payable to Global Finance AG.  Of amounts accrued $585,000 and $11,490,635 have been classified as Accrued Interest and Fees Payable-Related Parties; short term and long term respectively on our consolidated balance sheet as of June 30, 2013.  These amounts relate to an outstanding line of credit, notes payable, and advance fees due.  During the three and nine months ended June 30, 2013, we recorded interest expense in the amount of $861,445 and $2,557,243 related to the various instruments.

Short Term Advances – On various dates during the six months ended June 30, 2013, we borrowed $17,798, $17,798, $40,000 and $23,500 from Wealth Preservation LLC and entity controlled by Martin B. Oring, our Chief Executive Officer; Matthew R. Silverman, a member of our Board of Directors; Christian Russenberger and Marc A. Bruner, shareholders, respectively. The short term advances bore interest of 15% per annum and were due three months from the date of the initial borrowing. As of June 30, 2013 we had incurred and accrued $3,944 interest expense related to these borrowings. The short term advances were collateralized by shares of Falcon Australia. (Note 11)

Note 8 — Other Accrued Liabilities

During the nine months ended June 30, 2013, we accrued interest of $1,061,937 related to amounts owed to Clear Creek Energy Services (“CCES”) as discussed in the audited consolidated financial statements for the year ended September 30, 2012.  As of June 30, 2013 total amounts accrued related to this liability amounted to $11,314,153.

Note 9 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

The tables below present changes in accumulated other comprehensive income (loss) by component for the nine months ended June 30, 2012 and 2013 respectively.

For the nine months ended June 30, 2012:

	Unrealized (Loss) on Marketable Securities	Unrealized (Loss) on Foreign Currency Translation Adjustments	Total
Beginning Balance – September 30, 2011	$(75,000)	$(43,826)	$(118,826)
Other comprehensive income (loss) before reclassification	(56,521)	(1,569)	(58,090)
Amounts reclassified from accumulated other comprehensive income (loss)	131,521	1,859	133,380
Net current period other comprehensive income (loss)	75,000	290	75,290
Ending balance June 30, 2012	$-	$(43,536)	$(43,536)

For the nine months ended June 30, 2013:

	Unrealized (Loss) on Marketable Securities	Unrealized Gain (Loss) on Foreign Currency Translation Adjustments	Total
Beginning Balance – September 30, 2012	$-	$(4,364)	$(4,364)
Other comprehensive income (loss) before reclassification	-	41,028	41,028
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-
Net current period other comprehensive income (loss)	-	41,028	41,028
Ending balance June 30, 2013	$-	$36,664	$36,664

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

Level 1-	Quoted prices in active markets for identical assets or liabilities.
Level 2-	Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.
Level 3-	Unobservable inputs based on the Company's own assumptions,

Fair Value Measurements at September 30, 2012 and June 30, 2013 using:

	Level 1	Level 2	Level 3	Total
Restricted certificates of deposit	$-	$55,000	$-	$55,000
Bonds – COGCC	-	30,000		30,000
Total	$-	$85,000	$-	$85,000

Note 11 — Subsequent Events

In July, 2013 Wealth Preservation, LLC an entity controlled by Martin B. Oring, our Chief Executive Officer, advanced the Company an additional $70,000 under the same terms of the short term advances as described elsewhere herein, the proceeds of which were used to repay the borrowings from Marc A. Bruner and Christian Russenberger. In July 2013 all amounts owed in connection with our short term advances were repaid.

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

On December 16, 2013 the Company entered into an Administrative Order by Consent with the Colorado Oil and Gas Conservation Commission (“COGCC”) whereby the Company agreed to; (1) pay fines of $70,000 (2) complete certain mechanical integrity tests, (3) complete surface use remediation, and (4) submit to the COGCC various delinquent production reports and other notices. In January 2014, the $70,000 fine was paid, and the submission of delinquent reports and surface remediation was complete subject to re-inspection by the COGCC.

On December 20, 2013 we received written notice from Global Project Finance AG a related party, indicating that in accordance with a Credit and Security Agreement dated March 5, 2010 PetroHunter shall apply 25% of the net proceeds of any stock or asset sale by PetroHunter against the debt owed to Global. The Credit and Security Agreement also provided that in the event of an initial public offering of Sweetpea or the sale of Sweetpea’s Falcon Australia shares, Global would be entitled to request that 25% of the net proceeds therefrom be used to repay the indebtedness owed to Global. In this written notice, Global indicated that in connection with the July 17, 2013 sale transaction as discussed above, 25% of the net consideration was due Global.  The Company believes that its proposed restructuring/settlement arrangement complies with this provision.  In January 2014 approximately $220,000 in advance fees due Global were paid.

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

Results of Operations

The financial information with respect to the three and nine months ended June 30, 2013 and 2012 respectively, that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Company Overview for the three and nine months ended June 30, 2013

Our net losses for the three and nine months ended June 30, 2013 were $2,301,127 and $5,712,160, respectively. We had no revenues and continue to incur general and administrative and interest expense.  During the three and nine months ended June 30, 2012, we incurred net losses of $1,671,888 and $4,976,700, respectively.

Comparison of the results of operations for the three and nine months ended June 30, 2013 and 2012

Costs and Expenses

General and Administrative. During the three and nine months ended June 30, 2013, general and administrative expenses amounted to $286,831 and $792,706, respectively, as compared to $268,451 and $969,599, respectively, in the corresponding 2012 periods. The decrease in general and administrative expenses in the 2013 periods results from decreased insurance coverage for our directors and officers, decreased legal expense and decreased audit and accounting fees.

Other Operating Expense. Other operating expense were $nil and $nil, respectively, for the three and nine months ended June 30, 2013 as compared to $nil and $106,315 in the corresponding 2012 periods.  Other operating expenses during the 2012 period are related to accrued liabilities recorded in connection with three of our wellbores in the Buckskin Mesa having failed mechanical integrity tests. We do not consider this expense to be related to asset retirement obligation liabilities recorded elsewhere herein.

Depreciation, Depletion, Amortization and Accretion. Depreciation, depletion, amortization and accretion expenses (“DD&A”) were $nil and $nil, respectively, for the three and nine months ended 2013 as compared to $710 and

$1,808 in the corresponding 2012 periods.  Decreases in DD&A result from the completion of depreciation of our property and equipment balances.

Interest Expense. During the three and nine months ended June 30, 2013, interest expenses were $1,428,642 and $4,333,807, respectively, as compared to $1,363,095 and $3,877,740, respectively, in the corresponding 2012 periods.  The increase in interest expense relates primarily to interest charges incurred in connection with our liability accrued to settle amounts owed to CCES.

Other Income (Expense). During the three and nine months ended June 30, 2013, we incurred $585,654 and $585,654, respectively, in income tax expenses with no comparable amounts in the 2012 periods. Income tax expenses during the 2013 periods relate primarily to an accrual for income tax payable to the Australian taxing authorities. The tax liability relates to the completion and filing of income tax returns for Sweetpea for the statutory reporting periods ended June 30, 2010, 2011, 2012 and 2013. As a result of the completion of these tax returns, a tax liability exists for the statutory year ended June 30, 2013.

During the three months ended June 30, 2013, we incurred nominal other income and expense.  During the comparable 2012 period, we incurred nominal other income and $39,680 in losses in connection with the sale of marketable securities.  During the nine months ended June 30, 2013, we incurred nominal other income and expense.  During the comparable 2012 period, we incurred nominal interest income and $171,670 in gains recognized in connection with recovery of related party accounts payable, offset by $61,455 in losses in connection with the settlement of related party accounts payable and $131,521 in losses in connection with the sale of marketable securities.

Net Loss. During the three and nine months ended June 30, 2013, we incurred net losses of $2,301,127 and $5,712,160, respectively, as compared to a net loss of $1,671,888 and $4,976,700 during the three and nine months ended June 30, 2012, respectively, as described above.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended September 30, 2012 includes an explanatory paragraph relating to the significant doubt about our ability to continue as a going concern. We have an accumulated deficit of $305,647,354 and our current liabilities exceeded our current assets by $20,850,493 as of June 30, 2013. On July 17, 2013, the Company through its wholly-owned subsidiary Sweetpea completed the sale of its 50,000,000 shares (24.22% interest) in Falcon Australia to Falcon for $3 million in cash and 97.86 million Falcon shares. The capital received pursuant to this transaction will be utilized to sustain the operations of the Company. We are in default on certain obligations.  There are no assurances that the Company will be able to successfully re-negotiate its maturing debt obligations and address outstanding other accrued liabilities with creditors.  If the Company is unable to successfully execute these plans, it may have to cease operations or further curtail operations.

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

Liquidity and Capital Resources

During our most recent quarter ended June 30, 2013, our cash flows from operations were not sufficient for us to meet our operating commitments.  On July 17, 2013, the Company through its wholly-owned subsidiary Sweetpea completed the sale of its 50,000,000 shares (24.22% interest) in Falcon Australia to Falcon for $3 million in cash and 97.86 million Falcon shares. The capital received pursuant to this transaction will be utilized to sustain the operations of the Company as described elsewhere herein.

Working Capital. As of June 30, 2013, we had a working capital deficit of $20,850,493 and unrestricted cash of $11,351, while at September 30, 2012 we had a working capital deficit of $17,768,504 and cash of $61,018. The decreases in working capital are primarily attributable to the fact that we have no revenues from operations and continue to incur expenses. Our working capital deficit has decreased subsequent to June 30, 2013 as the result of the completion of the sale of our shares in Falcon Australia as described elsewhere herein.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the nine months ended June 30, 2013 and 2012 were as follows:

	Nine months Ended June 30,
	2013	2012

Net cash (used in) operating activities	$(148,763)	$(673,610)
Net cash provided by investing activities	--	$696,637
Net cash provided by financing activities	$99,096	$--

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by Investing Activities. Net cash provided by investing activities for the nine months ended June 30, 2013 was $nil as compared to $696,637 for the nine months ended June 30, 2012.  The decrease in net cash provided by investing activities relates to the completion of the sale of our portfolio of marketable securities in the prior period.

Net Cash Provided by Financing Activities.  We received $99,096 in cash from financing activities for the nine months ended June 30, 2013 related to short term advances from officers and directors and no cash from financing activities in the 2012 period.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including Martin B. Oring, the Company’s President and Chief Executive Officer (“CEO”), and Paul D. Maniscalco, the Company’s Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”)).

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

As of June 30, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (1992 Version) and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective based on the COSO criteria.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our ability to prepare accurate and timely financial statements, which are considered to be material weaknesses.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

As of June 30, 2013, the Company is not a party to any legal or administrative actions or proceedings.

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
____________________
(1)  To be filed by amendment.
*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.