Form 10-Q/A
period 2013-03-31
PetroHunter Energy Corp
filed 2014-03-10
CIK 1298824

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Quarterly  Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on March 7, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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